Form 10-Q
period 2021-03-31
Ascend Wellness Holdings, Inc
filed 2021-05-26
CIK 1756390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from______ to______
Commission File Number: 333-254800
ASCEND WELLNESS HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	83-0602006
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
__________________________
1411 Broadway
16th Floor
New York, NY 10018
(Address of principal executive offices)
(781) 703-7800
(Registrant’s telephone number, including area code)
None
(Former name, former address and former fiscal year, if changed since last report)
__________________________
Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 19, 2021, there were 170,648,127 shares of the registrant’s Class A common stock, par value $0.001, and 65,000 shares of the registrant’s Class B common stock, par value $0.001, outstanding.

ASCEND WELLNESS HOLDINGS, INC
TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS
This Form 10-Q contains “forward-looking statements” regarding Ascend Wellness Holdings, Inc. and its subsidiaries (collectively referred to as “AWH,” “we,” “us,” “our,” or the “Company”). We make forward-looking statements related to future expectations, estimates, and projections that are uncertain and often contain words such as, but not limited to, “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “likely,” “may,” “outlook,” “plan,” “predict,” “should,” “target,” or other similar words or phrases. These statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties, and assumptions that are difficult to predict. Particular risks and uncertainties that could cause our actual results to be materially different from those expressed in our forward-looking statements include those listed below:
•the effect of the volatility of the market price and liquidity risks on shares of our Class A common stock;
•the effect of the voting control exercised by holders of Class B common stock;
•our ability to attract and maintain key personnel;
•our ability to continue to open new dispensaries and cultivation facilities as anticipated;
•the illegality of cannabis under federal law;
•our ability to comply with state and federal regulations;
•the uncertainty regarding enforcement of cannabis laws;
•the effect of restricted access to banking and other financial services;
•the effect of constraints on marketing and risks related to our products;
•the effect of unfavorable tax treatment for cannabis businesses;
•the effect of security risks;
•the effect of infringement or misappropriation claims by third parties;
•our ability to comply with potential future FDA regulations;
•our ability to enforce our contracts;
•the effect of unfavorable publicity or consumer perception;
•the effect of risks related to material acquisitions, dispositions and other strategic transactions;
•the effect of agricultural and environmental risks;
•the effect of risks related to information technology systems;
•the effect of product liability claims and other litigation to which we may be subjected;
•the effect of risks related to the results of future clinical research;
•the effect of intense competition in the industry;
•the effect of adverse changes in the wholesale and retail prices;
•the effect of outbreaks of pandemic diseases, fear of such outbreaks or economic disturbances due to such outbreaks, particularly the impact of the COVID-19 pandemic; and
•the effect of general economic risks, such as the unemployment level, interest rates and inflation, and challenging global economic conditions.
The list of factors above is illustrative and by no means exhaustive. Additional information regarding these risks and other risks and uncertainties we face is contained in Part II., Item 1A., “Risk Factors,” in this Form 10-Q and in other reports we may file from time to time with the Securities and Exchange Commission and the applicable Canadian securities regulatory authorities (including all amendments to those reports). Although the Company has attempted to identify important factors that could cause actual results to differ materially from those contained in forward-looking information, there may be other factors that cause results not to be as anticipated, estimated, or intended.
We urge readers to consider these risks and uncertainties in evaluating our forward-looking statements. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.
ASCEND WELLNESS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands)	March 31, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$62,633	$56,547
Restricted cash	646	1,550
Accounts receivable, net	7,115	6,227
Inventory	38,620	28,997
Notes receivable	8,867	8,259
Other current assets	23,188	32,598
Total current assets	141,069	134,178
Property and equipment, net	150,075	120,540
Operating lease right-of-use assets	95,731	84,642
Intangible assets, net	47,272	50,461
Goodwill	24,302	22,798
Deferred tax assets	3,191	2,395
Other noncurrent assets	19,648	12,734
TOTAL ASSETS	$481,288	$427,748

Liabilities and Members' Equity
Current liabilities
Accounts payable and accrued liabilities	$49,816	$31,224
Current portion of debt, net	47,669	59,330
Operating lease liabilities, current	2,261	2,128
Income taxes payable	22,500	18,275
Other current liabilities	3,883	4,328
Total current liabilities	126,129	115,285
Long-term debt, net	201,556	152,277
Operating lease liabilities, noncurrent	168,122	156,400
Total liabilities	495,807	423,962
Commitments and contingencies (Note 15)
Members' Equity
Membership units, no par value, 107,165 and 106,082 issued and outstanding, respectively (Note 12)	—	—
Additional paid-in capital	97,296	67,378
Accumulated deficit	(111,815)	(63,592)
Total members' (deficit) equity	(14,519)	3,786
TOTAL LIABILITIES AND MEMBERS’ EQUITY	$481,288	$427,748
See accompanying notes to condensed consolidated financial statements.

ASCEND WELLNESS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
(in thousands, except per unit amounts)	2021	2020
Revenue, net	$66,137	$22,592
Cost of goods sold	(36,470)	(15,100)
Gross profit	29,667	7,492
Operating expenses
General and administrative expenses	25,146	9,649
Settlement expense	36,511	—
Total operating expenses	61,657	9,649
Operating loss	(31,990)	(2,157)

Other (expense) income
Interest expense	(7,337)	(2,530)
Other, net	80	6
Total other expense	(7,257)	(2,524)
Loss before income taxes	(39,247)	(4,681)
Income tax expense	(8,976)	(2,437)
Net loss	(48,223)	(7,118)
Less: net income attributable to non-controlling interests	—	360
Net loss attributable to Ascend Wellness Holdings, Inc.	$(48,223)	$(7,478)

Net loss per unit attributable to Ascend Wellness Holdings, Inc. — basic and diluted (Note 12)	$(0.45)	$(0.08)
Weighted-average units outstanding — basic and diluted	106,443	89,821

See accompanying notes to condensed consolidated financial statements.

ASCEND WELLNESS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ (DEFICIT) EQUITY
(UNAUDITED)

		Attributable to Members of the Parent
(in thousands)	LLC Membership Units	Unit Capital	Accumulated Deficit	Members’ Equity (Deficit)	Non-Controlling Interests	Total Equity (Deficit)
December 31, 2020	106,082	$67,378	$(63,592)	$3,786	$—	$3,786
Vesting of restricted common units	1,033	—	—	—	—	—
Equity-based compensation expense	50	2,487	—	2,487	—	2,487
Reserve for equity issued in litigation settlement	—	27,431	—	27,431	—	27,431
Net loss	—	—	(48,223)	(48,223)	—	(48,223)
March 31, 2021	107,165	$97,296	$(111,815)	$(14,519)	$—	$(14,519)

		Attributable to Members of the Parent
(in thousands)	LLC Membership Units	Unit Capital	Accumulated Deficit	Members’ Equity	Non-Controlling Interests	Total Equity
December 31, 2019	89,821	$71,947	$(38,153)	$33,794	$1,046	$34,840
Issuance of warrants	—	147	—	147	—	147
Equity-based compensation expense	—	185	—	185	—	185
Net loss	—	—	(7,478)	(7,478)	360	(7,118)
March 31, 2020	89,821	$72,279	$(45,631)	$26,648	$1,406	$28,054
See accompanying notes to condensed consolidated financial statements.

ASCEND WELLNESS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2021	2020
Cash flows from operating activities
Net loss	$(48,223)	$(7,118)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,254	3,660
Amortization of operating lease assets	352	94
Non-cash interest expense	3,255	814
Share-based compensation expense	2,487	185
Reserve of equity for litigation settlement	27,431	—
Deferred income taxes	(796)	(298)
Changes in operating assets and liabilities, net of effects of acquisitions
Accounts receivable	(888)	(1,292)
Inventory	(11,320)	(192)
Other current assets	(563)	560
Other noncurrent assets	(6,914)	(808)
Accounts payable and accrued liabilities	16,903	2,991
Other current liabilities	(446)	2,443
Lease liabilities	414	84
Income taxes payable	4,225	2,738
Net cash (used in) provided by operating activities	(7,829)	3,861
Cash flows from investing activities
Additions to capital assets	(23,351)	(7,561)
Investments in notes receivable	(760)	(185)
Collection of notes receivable	82	—
Purchase of businesses, net of cash acquired	(11,174)	—
Net cash used in investing activities	(35,203)	(7,746)
Cash flows from financing activities
Proceeds from issuance of debt	49,500	125
Repayments of debt	(1,286)	—
Proceeds from finance leases	—	3,750
Repayments under finance leases	—	(82)
Net cash provided by financing activities	48,214	3,793
Net increase (decrease) in cash, cash equivalents, and restricted cash	5,182	(92)
Cash, cash equivalents, and restricted cash at beginning of period	58,097	12,805
Cash, cash equivalents, and restricted cash at end of period	$63,279	$12,713

See accompanying notes to condensed consolidated financial statements.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

1. THE COMPANY AND NATURE OF OPERATIONS
Ascend Wellness Holdings, Inc., which operates through its subsidiaries (collectively referred to as “Ascend Wellness,” “AWH,” “we,” “us,” “our,” or the “Company”), is a multi-state operator in the United States cannabis industry. AWH owns, manages, and operates cannabis cultivation facilities and dispensaries in several states across the United States, including Illinois, Massachusetts, Michigan, New Jersey, and Ohio. AWH is headquartered in New York, New York.
The Company was originally formed on May 15, 2018 as Ascend Group Partners, LLC, and changed its name to “Ascend Wellness Holdings, LLC” on September 10, 2018. On April 22, 2021, Ascend Wellness Holdings, LLC converted into a Delaware corporation and changed its name to “Ascend Wellness Holdings, Inc.” and effected a 2-for-1 reverse stock split (the “Reverse Split”). We refer to this conversion throughout this filing as the “Conversion.” As a result of the Conversion, the members of Ascend Wellness Holdings, LLC became holders of shares of stock of Ascend Wellness Holdings, Inc.
Following the conversion, the Company has authorized 750,000 shares of Class A Common Shares with a par value of $0.001 per share, 100 shares of Class B common stock with a par value of $0.001 par value per share and 10,000 shares of preferred stock with a par value of $0.001 per share. The rights of the holders of Class A common stock and Class B common stock are identical, except for voting and conversion rights. Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to 1,000 votes per share and is convertible at any time into one share of Class A common stock at the option of the holder. See Note 12, “Members’ Equity,” for additional details.
The condensed consolidated financial statements and the financial information contained throughout this Form 10-Q are those of Ascend Wellness Holdings, LLC and its subsidiaries prior to the Conversion, but have been adjusted retrospectively for the Reverse Split for all periods presented.
Initial Public Offering
On May 4, 2021, the Company completed an Initial Public Offering (“IPO”) of its Class A common stock, in which it issued and sold 10,000 shares of Class A common stock, excluding the underwriters’ over-allotment option, at a price of $8.00 per share with net proceeds of approximately $75,156 after deducting underwriting discounts and commissions, but excluding other direct offering expenses paid by us. On May 7, 2021, the underwriters exercised their over-allotment option in full and we received an additional $11,280, net of underwriting discounts of $720, for an additional 1,500 shares of Class A common stock. In connection with the IPO, the historical common units, Series Seed Preferred Units, Series Seed+ Preferred Units, and Real Estate Preferred Units automatically converted into a total of 110,521 shares of Class A common stock. Additionally, the Company’s convertible notes, plus accrued interest, converted into 37,388 shares of Class A Common Stock. See Note 12, “Members’ Equity,” for additional details.
The Company’s shares of Class A common stock are listed on the Canadian Securities Exchange (the “CSE”) under the ticker symbol “AAWH.U.” We are an emerging growth company under federal securities laws and as such we are able to elect to follow scaled disclosure requirements for this filing.
2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with (i) United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and (ii) the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of our management, our unaudited condensed consolidated financial statements and accompanying notes (the “Financial Statements”) include all normal recurring adjustments that are necessary for the fair statement of the interim periods presented. Interim results of operations are not necessarily indicative of results for the full year, or any other period. The Financial Statements should be read in conjunction with our audited consolidated financial statements (and

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

notes thereto) for the year ended December 31, 2020 (“Annual Financial Statements”) which are included in our Registration Statement on Form S-1, as amended, filed with the U.S. Securities and Exchange Commission on April 26, 2021.
The Financial Statements include the accounts of Ascend Wellness Holdings, Inc. and its subsidiaries. Refer to Note 8, “Variable Interest Entities,” for additional information regarding certain entities that are not wholly-owned by the Company. We include the results of acquired businesses in the consolidated statements of operations from their respective acquisition dates. All intercompany accounts and transactions have been eliminated in consolidation.
The preparation of condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts. We base our estimates on historical experience, known or expected trends, independent valuations, and various other measurements that we believe to be reasonable under the circumstances. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates.
We round amounts in the Financial Statements to thousands, except per unit or per share amounts or as otherwise stated. We calculate all percentages and per-unit data from the underlying whole-dollar amounts. Thus, certain amounts may not foot, crossfoot, or recalculate based on reported numbers due to rounding. Unless otherwise indicated, all references to years are to our fiscal year, which ends on December 31.
Liquidity
As reflected in the Financial Statements, the Company had an accumulated deficit as of March 31, 2021 and December 31, 2020, as well as a net loss for the three months ended March 31, 2021 and 2020, and negative cash flows from operating activities during the three months ended March 31, 2021, which are indicators that raise substantial doubt of our ability to continue as a going concern. Management believes that substantial doubt of our ability to continue as a going concern for at least one year from the issuance of these Financial Statements has been alleviated due to: (i) capital raised subsequent to March 31, 2021, including net proceeds from our IPO (see Note 18, “Subsequent Events”), and (ii) continued growth of sales and gross profit from our consolidated operations. Management plans to continue to access capital markets for additional funding through debt and/or equity financings to supplement future cash needs, as may be required. However, management cannot provide any assurances that the Company will be successful in accomplishing its business plans. If the Company is unable to raise additional capital whenever necessary, it may be forced to decelerate or curtail certain of its operations until such time as additional capital becomes available.
Reclassifications
Certain prior year amounts have been reclassified to conform with our current period presentation. These changes had no impact on our previously reported net loss.
Variable Interest Entities
In determining whether we are the primary beneficiary of a variable interest entity (“VIE”), we assess whether we have the power to direct matters that most significantly impact the activities of the VIE and the obligation to absorb losses or the right to receive the benefits from the VIE that could potentially be significant to the VIE.
A VIE is a legal entity that does not have sufficient equity at risk to finance its activities without additional subordinated financial support or is structured that such equity investors lack the ability to make significant decisions relating to the entity’s operations through voting rights or do not substantively participate in the gains or losses of the entity. The primary beneficiary has both the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. We assess all variable interests in the entity and use our judgment when determining if we are the primary beneficiary. Other qualitative factors that are considered include decision-making responsibilities, the VIE capital structure, risk and rewards sharing, contractual

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

agreements with the VIE, voting rights, and level of involvement of other parties. We assess the primary beneficiary determination for a VIE on an ongoing basis if there are any changes in the facts and circumstances related to a VIE.
Where we determine we are the primary beneficiary of a VIE, we consolidate the accounts of that VIE. The equity owned by other shareholders is shown as non-controlling interests in the accompanying unaudited Condensed Consolidated Balance Sheets, Statements of Operations, and Statements of Changes in Members’ (Deficit) Equity. The assets of the VIE can only be used to settle obligations of that entity, and any creditors of that entity generally have no recourse to the assets of other entities or the Company unless the Company separately agrees to be subject to such claims.
Cash and Cash Equivalents and Restricted Cash
As of March 31, 2021 and December 31, 2020, we did not hold significant cash equivalents.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash to amounts shown in the unaudited Condensed Consolidated Statements of Cash Flows:

(in thousands)	March 31, 2021	December 31, 2020
Cash and cash equivalents	$62,633	$56,547
Restricted cash	646	1,550
Total cash, cash equivalents, and restricted cash	$63,279	$58,097
Fair Value of Financial Instruments
During the three months ended March 31, 2021 and 2020, we had no transfers of assets or liabilities between any of the hierarchy levels.
In addition to assets and liabilities that are measured at fair value on a recurring basis, we are also required to measure certain assets at fair value on a non-recurring basis that are subject to fair value adjustments in specific circumstances. These assets can include: goodwill; intangible assets; property and equipment; and lease related right-of use assets. We estimate the fair value of these assets using primarily unobservable Level 3 inputs.
Loss per Unit
Net loss per unit represents the net loss attributable to members divided by the weighted average number of units outstanding during the period on an as-converted to common unit basis. Diluted earnings per unit reflects the potential dilution that could occur if securities or other contracts to issue common units were exercised or converted into common units of the Company during the reporting periods. Potential dilutive common unit equivalents consist of the incremental common units issuable upon the exercise of warrants, vested incentive units, and the incremental shares issuable upon conversion of convertible notes. In reporting periods in which the Company has a net loss, the effect of these are considered anti-dilutive and are excluded from the diluted earnings per unit calculation. The number of units excluded from the calculation was 40,966 and 13,232 as of March 31, 2021 and 2020, respectively, because their inclusion would have been anti-dilutive.
Recently Adopted Accounting Standards
Income Taxes
In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-12, Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes, (“ASU 2019-12”) which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 became effective for on beginning January 1, 2021 and did not have a significant impact on our Consolidated Financial Statements.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

Investments
In January 2020, the FASB issued ASU 2020-01, Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. This ASU provides clarification of the interaction of rules for equity securities, the equity method of accounting, and forward contracts and purchase options on certain types of securities and became effective for the Company beginning on January 1, 2021. Adoption of this guidance did not have a material impact on our Consolidated Financial Statements.
Recently Issued Accounting Pronouncements
The following standards have been recently issued by the FASB. Pronouncements that are not applicable to the Company or where it has been determined do not have a significant impact on us have been excluded herein.
Financial Instruments
In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, (“ASU 2016-13”). ASU 2016-13 replaces the existing guidance surrounding measurement and recognition of credit losses on financial assets measured at amortized cost, including trade receivables and investments in certain debt securities, by requiring recognition of an allowance for credit losses expected to be incurred over an asset’s life based on relevant information about past events, current conditions, and supportable forecasts impacting its ultimate collectability. This current expected credit losses (“CECL”) model will result in earlier recognition of credit losses than the current “as incurred” model, under which losses are recognized only upon the occurrence of an event that gives rise to the incurrence of a probable loss.
ASU 2019-05, Financial Instruments – Credit Losses (Topic 326): Targeted Transition Relief, was issued in May 2019 to provide target transition relief allowing entities to make an irrevocable one-time election upon adoption of the new credit losses standard to measure financial assets previously measured at amortized cost (except held-to-maturity securities) using the fair value option.
ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, was issued in November 2019 to clarify, improve, and amend certain aspects of ASU 2016-13, such as disclosures related to accrued interest receivables and the estimation of credit losses associated with financial assets secured by collateral.
ASU 2020-03, Codification Improvements to Financial Instruments, was issued in March 2020 to improve and clarify various financial instruments topics, including the CECL standard issued in 2016. The ASU includes seven different issues that describe the areas of improvement and the related amendments to U.S. GAAP, intended to make the standards easier to understand and apply by eliminating inconsistencies and providing clarifications. Certain amendments contained within this update were effective upon issuance and had no material impact on our Consolidated Financial Statements. The amendments related to ASU 2019-04 and ASU 2016-13 will be adopted in conjunction with ASU 2016-13. ASU 2016-13 and its related ASUs are effective for us beginning January 1, 2023. We are currently evaluating the impact of this ASU on our Consolidated Financial Statements.
Reference Rate Reform
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. This new guidance can be adopted prospectively no later than December 1, 2022, with early adoption permitted, and is not expected to have a material impact on the Company’s Consolidated Financial Statements.
In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, (“ASU 2021-01”), which clarifies certain optional expedients and exceptions in Topic 848 when accounting for derivative contracts and certain hedging relationships affected by changes in interest rates. ASU 2021-01 was effective upon

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

issuance and the amendments within are applied either prospectively or retrospectively. ASU 2021-01 did not have a significant impact on the Company’s financial statements.
Debt
In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments. This guidance also eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. This guidance will be effective for us January 1, 2022 on a full modified or modified retrospective basis, with early adoption permitted. We are currently evaluating the impact of this updated on our Consolidated Financial Statements.
3. REPORTABLE SEGMENTS AND REVENUE
The Company operates under one operating segment, which is its only reportable segment: the production and sale of cannabis products. The Company prepares its segment reporting on the same basis that its Chief Operating Decision Maker manages the business and makes operating decisions. The Company’s measure of segment performance is net income and derives its revenue primarily from the sale of cannabis products. All of the Company’s operations are located in the United States.
Disaggregation of Revenue
The Company disaggregates its revenue from the direct sale of cannabis to customers as retail revenue and wholesale revenue. We have determined that disaggregating revenue into these categories best depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

	Three Months Ended March 31,
(in thousands)	2021	2020
Retail revenue	$45,521	$18,854
Wholesale revenue	30,342	8,031
	75,863	26,885
Elimination of inter-company revenue	(9,726)	(4,293)
Total revenue, net	$66,137	$22,592
Sales discounts were not material during the three months ended March 31, 2021 or 2020. The liability related to the loyalty program we offer dispensary customers at certain locations was not material at March 31, 2021 or December 31, 2020.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

4. ACQUISITIONS
The Company has determined that the acquisitions discussed below are considered business combinations under ASC Topic 805, Business Combinations, (“ASC Topic 805”) and are accounted for by applying the acquisition method, whereby the assets acquired and the liabilities assumed are recorded at their fair values with any excess of the aggregate consideration over the fair values of the identifiable net assets allocated to goodwill. Operating results have been included in these Consolidated Financial Statements from the date of the acquisition.
Preliminary Purchase Price Allocation
Effective August 1, 2020, the Company acquired MOCA LLC (“MOCA”), a dispensary operator in the Chicago, Illinois area, which was consolidated as a VIE from the signing date until the final closing date in December 2020. Effective September 29, 2020, the Company’s subsidiary, Ascend New Jersey, acquired the assets and liabilities of Greenleaf Compassion Center (“GCC”), a vertically integrated operator in New Jersey with licenses for three retail locations and one cultivation and manufacturing facility. Additionally, effective December 15, 2020, the Company acquired Chicago Alternative Health Center, LLC and Chicago Alternative Health Center Holdings, LLC (together, “Midway”), a medical and adult use dispensary operator in the Chicago, Illinois area. Midway is consolidated as a VIE from the signing date through the final closing date, which is pending the state’s approval of the license transfer.
The Company allocates the purchase price of each of its acquisitions to the assets acquired and liabilities assumed at fair value. The preliminary purchase price allocation for each acquisition reflects various preliminary fair value estimates and analyses, including certain tangible assets acquired and liabilities assumed, the valuation of intangible assets acquired, and goodwill, which are subject to change within the measurement period as preliminary valuations are finalized (generally one year from the acquisition date). Measurement period adjustments are recorded in the reporting period in which the estimates are finalized and adjustment amounts are determined. During the three months ended March 31, 2021, we recorded measurement period purchase accounting adjustments based on changes to certain estimates and assumptions and their related impact to goodwill. The MOCA license was revised from $10,661 to $9,755; the GCC license was revised from $11,845 to $11,501; the Midway license was revised from $15,108 to $14,684; and the Midway trade name was revised from $10 to $180.
Pro Forma and Financial Information
The following table summarizes the revenue and net income related to MOCA, GCC, and Midway included in our consolidated results for the three months ended March 31, 2021:

(in thousands)	MOCA	GCC	Midway
Revenue, net	$9,906	$2,406	$3,263
Net income (loss)	711	489	(282)
The tables below summarize the unaudited pro forma combined revenue and net income (loss) of AWH, MOCA, GCC, and Midway for the three months ended March 31, 2020 as if the respective acquisitions had occurred on January 1, 2019. These results do not reflect the cost of integration activities or benefits from expected revenue enhancements and synergies. Accordingly, the unaudited pro forma information is not necessarily indicative of the results that would have been achieved if the acquisitions had been effective on January 1, 2019.

	Three Months Ended March 31, 2020
(in thousands)	AWH (as reported)	MOCA	GCC	Midway	Pro Forma Adjustments(1)	Pro Forma Combined
Revenue, net	$22,592	$3,678	$1,016	$2,223	$—	$29,509
Net income (loss)	(7,118)	1,060	338	436	(3,424)	(8,708)
(1).These adjustments include estimated additional amortization expense of $899 on intangible assets acquired as part of the acquisitions as follows: $244 related to MOCA, $288 related to GCC, and $367 related to Midway. These adjustments also

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

include additional estimated interest expense of $2,534 and an adjustment to exclude $9 of acquisition-related costs incurred during the three months ended March 31, 2020, which are included in “General and administrative expenses” in the accompanying unaudited Condensed Consolidated Statements of Operations. These adjustments are not tax-effected, as the related expenses are not deductible for tax purposes due to the limitations imposed on marijuana dispensaries under Internal Revenue Code (“IRC”) Section 280E.
5. INVENTORY
The components of inventory are as follows:

(in thousands)	March 31, 2021	December 31, 2020
Materials and supplies	$11,745	$7,756
Work in process	16,889	13,615
Finished goods	9,986	7,626
Total	$38,620	$28,997
Total compensation expense capitalized to inventory during the three months ended March 31, 2021 and 2020 was $6,363 and $3,398, respectively. At March 31, 2021 and December 31, 2020, $6,160 and $5,909, respectively, of compensation expense remained capitalized as part of inventory.
6. NOTES RECEIVABLE
In February 2021, in conjunction with an investment agreement, the Company entered into a working capital advance agreement with MedMen NY, Inc. (“MMNY”), an unrelated third party, under which $250 is outstanding as of March 31, 2021. The working capital advance agreement allows for initial maximum borrowings of up to $10,000, which may be increased to $17,500, and was issued to provide MMNY with additional funding for operations in conjunction with an investment agreement the parties entered into (see Note 15, “Commitments and Contingencies” for additional information on the investment agreement). Borrowings do not bear interest, but may be subject to a financing fee. The outstanding balance is due and payable at the earlier of the initial closing of the investment agreement or, if the investment agreement is terminated, three business days following such termination.
Additionally, a total of $4,451 is outstanding at March 31, 2021 related to a promissory note issued to the owner of a property the Company is renting, of which $152 and $4,299 is included in “Other current assets” and “Other noncurrent assets,” respectively, on the unaudited Condensed Consolidated Balance Sheet. At December 31, 2020, $4,473 was outstanding, of which $151 and $4,322 is included in “Other current assets” and “Other noncurrent assets,” respectively, on the unaudited Condensed Consolidated Balance Sheet.
The Company has not identified any collectability concerns as of March 31, 2021 for the amounts due under notes receivable. No impairment losses on notes receivable were recognized during the three months ended March 31, 2021 or 2020.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

7. PROPERTY AND EQUIPMENT
Property and equipment and related depreciation consist of the following:

(in thousands)	March 31, 2021	December 31, 2020
Leasehold improvements	$58,653	$33,931
Buildings	40,365	38,561
Furniture, fixtures, and equipment	33,755	28,554
Construction in progress	25,790	25,139
Land	1,002	894
Property and equipment, gross	159,565	127,079
Less: accumulated depreciation	9,490	6,539
Property and equipment, net	$150,075	$120,540

Total depreciation expense was $2,951 and $985 during the three months ended March 31, 2021 and 2020, respectively. Total depreciation expense capitalized to inventory was $1,956 and $896 during the three months ended March 31, 2021 and 2020, respectively. At March 31, 2021 and December 31, 2020, $1,698 and $602, respectively, of depreciation expense remained capitalized as part of inventory.
8. VARIABLE INTEREST ENTITIES
The following tables present the summarized financial information about the Company’s consolidated VIEs which are included in the unaudited Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020 and unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020. These entities were determined to be VIEs since the Company possesses the power to direct the significant activities of the VIEs and has the obligation to absorb losses or the right to receive benefits from the VIE.

	March 31, 2021	December 31, 2020
(in thousands)	Ascend Illinois	Ascend Illinois	Ascend Michigan
Current assets	$51,096	$54,787	$11,355
Non-current assets	156,576	151,449	58,516
Current liabilities	57,457	62,508	5,553
Non-current liabilities	128,191	134,792	37,809
Equity (deficit) attributable to AWH	7,069	9,322	(23,822)

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
(in thousands)	Ascend Illinois	Ascend Illinois	Ascend Michigan(2)
Revenue, net	$54,738	$21,057	$1,535
Net income attributable to non-controlling interests(1)	—	360	—
Net income (loss) attributable to AWH	7,094	1,438	(4,580)
Net income (loss)	$7,094	$1,798	$(4,580)
(1)Effective July 30, 2020, the Company purchased the non-controlling interests of Ascend Illinois; therefore, there are no non-controlling interests as of and for the three months ended March 31, 2021.
(2)In December 2020, the sole member of FPAW Michigan 2, Inc. (“Ascend Michigan”) assigned his interests to AWH, thereby making AWH the majority member, retaining 99.9% of the membership interests in Ascend Michigan. Following this assignment, Ascend Michigan is no longer considered a VIE.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

9. INTANGIBLE ASSETS AND GOODWILL
Intangible Assets

(in thousands)	March 31, 2021	December 31, 2020
Finite-lived intangible assets
Licenses and permits(1)	$38,214	$39,888
In-place leases	19,963	19,963
Trade names(1)	380	210
	58,557	60,061
Accumulated amortization:
Licenses and permits	(2,068)	(1,080)
In-place leases	(8,911)	(8,362)
Trade names	(306)	(158)
	(11,285)	(9,600)

Total intangible assets, net	$47,272	$50,461
(1)     During the three months ended March 31, 2021, we recorded measurement period purchase accounting adjustments based on changes to certain estimates and assumptions and their related impact to goodwill. See Note 4, “Acquisitions,” for additional information.
Amortization expense was $1,685 and $1,879 for the three months ended March 31, 2021 and 2020, respectively. No impairment indicators were noted during the three months ended March 31, 2021 or 2020 and, as such, we did not record any impairment charges during either period.
Goodwill

(in thousands)
Balance, December 31, 2020	$22,798
Adjustments to purchase price allocation	1,504
Balance, March 31, 2021	$24,302

10. LEASES
The Company leases land, buildings, equipment, and other capital assets which it plans to use for corporate purposes and the production and sale of cannabis products. We determine if an arrangement is a lease at inception and begin recording lease activity at the commencement date, which is generally the date in which we take possession of or control the physical use of the asset. Right-of-use (“ROU”) assets and lease liabilities are recognized based on the present value of lease payments over the lease term with lease expense recognized on a straight-line basis. We use our incremental borrowing rate to determine the present value of future lease payments unless the implicit rate is readily determinable. Our incremental borrowing rate is the rate of interest we would have to pay to borrow on a collateralized basis over a similar term at an amount equal to the lease payments in a similar economic environment. This incremental borrowing rate is applied to the minimum lease payments within each lease agreement to determine the amounts of our ROU assets and lease liabilities.
Our lease terms range from 1 to 20 years. Some leases include one or more options to renew, with renewal terms that can extend the lease terms. We typically exclude options to extend the lease in a lease term unless it is reasonably certain that we will exercise the option and when doing so is at our sole discretion. The depreciable lives of assets and leasehold improvements are limited by the expected lease term unless there is a transfer of title or purchase option reasonably certain of exercise. Typically, if we decide to cancel or terminate a lease before the end

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

of its term, we would owe the lessor the remaining lease payments under the term of such lease. Our lease agreements generally do not contain any material residual value guarantees or material restrictive covenants. We may rent or sublease to third parties certain real property assets that we no longer use.
Lease agreements may contain rent escalation clauses, rent holidays, or certain landlord incentives, including tenant improvement allowances. ROU assets include amounts for scheduled rent increases and are reduced by lease incentive amounts. Certain of our lease agreements include variable rent payments, consisting primarily of rental payments adjusted periodically for inflation and amounts paid to the lessor based on cost or consumption, such as maintenance and utilities. Variable rent lease components are not included in the lease liability.
The components of lease assets and lease liabilities and their classification on our unaudited Condensed Consolidated Balance Sheets were as follows:

(in thousands)	Classification	March 31, 2021	December 31, 2020
Lease assets
Operating leases	Operating lease right-of-use assets	$95,731	$84,642

Lease liabilities
Current liabilities
Operating leases	Operating lease liabilities, current	$2,261	$2,128
Noncurrent liabilities
Operating leases	Operating lease liabilities, noncurrent	168,122	156,400
Total lease liabilities		$170,383	$158,528

The components of lease costs and classification within the unaudited Condensed Consolidated Statements of Operations were as follows:

	Three Months Ended March 31,
(in thousands)	2021	2020
Operating lease costs
Capitalized to inventory	$4,494	$1,261
General and administrative expenses	1,280	799
Total operating lease costs	$5,774	$2,060
At March 31, 2021 and December 31, 2020, $4,940 and $4,913, respectively, of lease costs remained capitalized in inventory.
The following table presents information on short-term and variable lease costs:

	Three Months Ended March 31,
(in thousands)	2021	2020
Total short-term and variable lease costs	$652	$606
Sublease income generated during the three months ended March 31, 2021 and 2020 was immaterial.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

The following table includes supplemental cash and non-cash information related to our leases:

	Three Months Ended March 31,
(in thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$5,069	$1,998
Lease assets obtained in exchange for new operating lease liabilities	$11,442	$425
The weighted average remaining lease term for our operating leases is 16.8 years and 17.3 years at March 31, 2021 and December 31, 2020, respectively, and the weighted average discount rate is 13.1% at March 31, 2021 and December 31, 2020.
The amounts of future undiscounted cash flows related to the lease payments over the lease terms and the reconciliation to the present value of the lease liabilities as recorded on our unaudited Condensed Consolidated Balance Sheet as of March 31, 2021 are as follows:

(in thousands)	Operating Lease Liabilities
Remainder of 2021	$16,725
2022	22,831
2023	23,472
2024	24,131
2025	24,820
Thereafter	335,804
Total lease payments	447,783
Less: imputed interest	277,400
Present value of lease liabilities	$170,383
We have entered into operating lease arrangements as of March 31, 2021 that are effective for future periods. The total amount of ROU lease assets and lease liabilities related to these arrangements is approximately $5,000.
Sale Leaseback Transactions
The following table presents cash payments due under transactions that did not qualify for sale-leaseback treatment. The cash payments are allocated between interest and liability reduction, as applicable. The “sold” assets remain within land, buildings, and leasehold improvements, as appropriate, for the duration of the lease and a financing liability equal to the amount of proceeds received is recorded within “Long-term debt, net” on the accompanying unaudited Condensed Consolidated Balance Sheets.

(in thousands)	Remainder of 2021	2022	2023	2024	2025	Thereafter	Total
Cash payments due under financing liabilities	$1,522	$2,082	$2,143	$2,206	$2,271	$9,149	$19,373

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

11. DEBT

(in thousands)	March 31, 2021	December 31, 2020
Capital Construction Loan	$11,624	$11,624
AWH Convertible Promissory Notes(1)	75,484	75,484
July 2019 Notes	10,000	10,000
Ann Arbor Note	4,750	5,250
October 2020 Credit Facility(2)	25,573	25,260
NJ Term Loan(3)	20,000	20,000
NJ Real Estate Loan	4,500	4,500
2021 AWH Convertible Promissory Notes(4)	49,500	—
Sellers’ Notes(5)	33,825	45,782
Finance liabilities	17,129	17,129
Total debt	$252,385	$215,029

Current portion of debt	$48,687	$60,357
Less: unamortized deferred financing costs	1,018	1,027
Current portion of debt, net	$47,669	$59,330

Long-term debt	$203,698	$154,672
Less: unamortized deferred financing costs	2,142	2,395
Long-term debt, net	$201,556	$152,277
(1)On April 22, 2021 the convertible note purchase agreement entered in June 2019 (the “AWH Convertible Promissory Notes”) was amended to clarify the conversion rate of the underlying notes. Prior to the amendment, the conversion feature in connection with a going public transaction specified that the holders would receive a number of shares of Class A common stock equal to the outstanding principal and accrued and unpaid interest under the notes divided by a price per share equal to the lesser of (a) (i) a 20% discount to the price per share of Class A common stock offered pursuant to an offering in the event such offering occurs on or before 12 months from the closing date; (ii) a 25% discount to the price per share of Class A common stock offered pursuant to an offering in the event such offering occurs after 12 months from the closing date, but before the maturity date; and (b) the price per security, which equals the price per share resulting from a pre-money valuation of the company of $295,900, which was determined by the Company to be $2.96. The amendment to the note purchase agreement was solely made to clarify the conversion price in connection with a going public transaction. The note purchase agreement includes provisions to the effect that the notes may be amended with the written consent of the holders of a majority of the outstanding principal amount of all such notes, and which such consent was obtained, and any amendment so approved is binding on all holders of the notes. In conjunction with the Company’s IPO on May 4, 2021, the total principal outstanding under the AWH Convertible Promissory Notes, plus accrued interest thereon, automatically converted into 28,478 shares of Class A common stock based on a conversion price of $2.96 per share in accordance with the terms of the amended agreement. $1,000 of these notes were with related party entities that are managed by one of the founders of the Company.
(2)In October 2020, the Company entered into a $38,000 senior secured credit facility (the “October 2020 Credit Facility”), consisting of a $25,000 initial term loan and $13,000 aggregate principal or delayed draw term loans (which remain available for future funding). The October 2020 Credit Facility” contains certain covenants, including a minimum cash balance requirement of $5,000 at the end of each fiscal month and a minimum cash to consolidated fixed charge ratio of 2.00 to 1.00. The Company was in compliance with these covenants at March 31, 2021.
(3)This loan contains certain covenants, including a maximum debt to assets ratio of 70%, as defined in the agreement. The Company was in compliance with these covenants at March 31, 2021.
(4)In January 2021, the Company entered into a convertible note purchase agreement under which the Company issued $49,500 notes (the “2021 AWH Convertible Promissory Notes”). Each note bears interest at 8% for the first twelve months, 10% for months thirteen through fifteen, and 13% thereafter through maturity. Interest is paid-in-kind and added to the outstanding balance of the note, to be paid at maturity or upon conversion.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

Prior to the Conversion, the 2021 AWH Convertible Promissory Notes were convertible into common units of the Company on occurrence of certain events, such as a change of control or an IPO (which events had not occurred as of March 31, 2021). Pursuant to the terms of the notes, upon the occurrence of an IPO, each note, including interest thereon less applicable withholding taxes, automatically converts into equity securities issued in connection with the IPO, with the number of securities issued on the basis of a price equal to the lesser of: (a)(i) a 20% discount to the issue price if an IPO occurs on or before 12 months from each note issuance; (ii) a 25% discount to the issue price if an IPO occurs after 12 months of each note issuance, but before maturity; and (b) the conversion price then in effect based on a defined pre-money valuation of the Company. In conjunction with the Company’s IPO on May 4, 2021, the total principal outstanding under the 2021 AWH Convertible Promissory Notes, plus accrued interest thereon, automatically converted into 8,910 shares of Class A common stock based on a conversion price of $6.00 per share in accordance with the terms of the agreement.
(5)Sellers’ Notes consist of amounts owed for acquisitions or other purchases. A total of $11,174 was paid to the former owners of MOCA in January 2021, which amount is included in “Current portion of debt, net” on the unaudited Condensed Consolidated Balance Sheet at December 31, 2020. A total of $25,200 remains due to the former owners of Midway, of which $17,200 is included in “Current portion of debt, net” on the unaudited Condensed Consolidated Balance Sheet at March 31, 2021 and December 31, 2020 and $8,000 is included in “Long-term debt, net” on the unaudited Condensed Consolidated Balance Sheet at March 31, 2021 and December 31, 2020.
Additionally, at March 31, 2021, $8,625 remains due under the purchase of a non-controlling interest, of which $3,140 and $5,485 is included in “Current portion of debt, net” and “Long-term debt, net” respectively on the unaudited Condensed Consolidated Balance Sheet. At December 31, 2020, $3,140 and $6,268 is included in “Current portion of debt, net” and “Long-term debt, net” respectively.
Debt Maturities
During the three months ended March 31, 2021, we repaid: $500 of principal under our term notes; $11,174 of sellers’ notes related to the MOCA acquisition; and $786 of sellers’ notes related to the former HCI owners. At March 31, 2021, the following cash payments are required under our debt arrangements:

(in thousands)	Remainder of 2021	2022	2023	2024	2025	Total
Term note maturities	$28,222	$52,012	$82,750	$21,624	$20,000	$204,608
Sellers’ notes(1)	19,557	11,143	3,143	—	—	33,843
(1)Certain cash payments include an interest accretion component.
Interest Expense
Interest expense related to the Company’s debt during 2021 and 2020 consisted of the following:

	Three Months Ended March 31,
(in thousands)	2021	2020
Cash interest on notes	$3,426	$1,407
Accretion	3,412	814
Interest on financing liability(1)	499	309
Total	$7,337	$2,530
(1)Interest on financing liability related to failed sale leasebacks.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

12. MEMBERS’ EQUITY
Share Capital
As of March 31, 2021, and immediately prior to the completion of the Conversion, the Company was authorized to issue Common Units, Preferred Units, and Restricted Common Units (see Note 13, “Equity-Based Compensation Expense”), all with no par value. Preferred Units collectively includes Series Seed Preferred Units, Series Seed+ Preferred Units, and Real Estate Preferred Units, unless otherwise specified. All share classes are included within “Unit capital” in the unaudited Condensed Consolidated Statements of Changes in Members’ (Deficit) Equity on an as-converted to common units basis.
The following table summarizes the member units outstanding prior to the Conversion:

(in thousands)	March 31, 2021	December 31, 2020
Common Units	49,130	48,047
Real Estate Preferred Units	22,801	22,801
Series Seed Preferred Units	14,252	14,252
Series Seed+ Preferred Units	20,982	20,982
Total	107,165	106,082
Following the Conversion on April 22, 2021, the Company has authorized 750,000 shares of Class A Common Shares with a par value of $0.001 per share, 100 shares of Class B common stock with a par value of $0.001 par value per share and 10,000 shares of preferred stock with a par value of $0.001 per share.
Each share of Class A Common Stock is entitled to one vote per share and holders of Class B Common Stock are entitled to 1,000 votes per share. Holders of Class A common stock and Class B common stock will vote together as a single class on all matters (including the election of directors) submitted to a vote of stockholders, unless otherwise required by law or our certificate of incorporation. Each share of Class B common stock is convertible at any time into one share of Class A Common stock at the option of the holder. In addition, each share of Class B common stock will automatically convert into one share of Class A common stock on the final conversion date (May 4, 2026). Each share of Class B common stock will convert automatically into one share of Class A common stock upon any transfer, whether or not for value, except for certain transfers described in our certificate of incorporation, including, without limitation, transfers for tax and estate planning purposes, so long as the transferring holder of Class B common stock continues to hold exclusive voting and dispositive power with respect to the shares transferred. Once converted into a share of Class A common stock, a converted share of Class B common stock will not be reissued, and following the conversion of all outstanding shares of Class B common stock, no further shares of Class B common stock will be issued.
Subject to preferences that may apply to any shares of preferred stock outstanding at the time and any contractual limitations, such as our credit agreements, the holders of our common stock will be entitled to receive dividends out of funds then legally available, if any, if our Board, in its discretion, determines to issue dividends and then only at the times and in the amounts that our Board may determine. If a dividend is paid in the form of a Class A common stock or Class B common stock, then holders of Class A common stock shall receive Class A common stock and holders of Class B common stock shall receive Class B common stock.
In the event of a liquidation, dissolution, or winding up, holders of Class A common stock and Class B common stock will be entitled to share ratably in the net assets legally available for distribution to stockholders after the payment of all our debts and other liabilities and the satisfaction of any liquidation preference granted to the holders of any then-outstanding shares of preferred stock.
In the event of any change of control transaction, shares of our Class A common stock and Class B common stock shall be treated equally, ratably, and identically, on a per share basis, with respect to any consideration into which such shares are converted or any consideration paid or otherwise distributed to stockholders of the Company, unless different treatment of the shares of each class is approved by the affirmative

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

vote of the holders of a majority of the outstanding shares of Class A common stock and Class B common stock, each voting separately as a class.
The following table summarizes the unaudited pro forma shares outstanding if the Conversion had occurred as of March 31, 2021. Such amounts exclude the 10,000 shares of Class A common stock issued in the IPO and the impact of restricted stock units with accelerated vesting clauses (see Note 13, “Equity-Based Compensation Expense,” for additional details).

	Pro Forma Class A Shares Outstanding as of	Pro Forma Class B Shares Outstanding as of
(in thousands)	March 31, 2021	March 31, 2021
Common units(1)	49,065	65
Real Estate Preferred Units(2)	26,221	—
Series Seed Preferred Units(3)	14,252	—
Series Seed+ Preferred Units(3)	20,982	—
2019 AWH Convertible Notes(4)	28,478	—
2021 AWH Convertible Notes(5)	8,910	—
Total	147,908	65
(1)Each historical common unit converted into one share of Class A common stock, except 65 units that were allocated to shares of Class B common stock.
(2)Each Real Estate Preferred Unit converted into Class A common stock at a rate of one plus 1.5x, divided by the IPO price of $8.00 per share, for a total of 26,221 shares of Class A common stocks. The additional 3,420 shares issued per the conversion feature was considered a contingent beneficial conversion feature and was recognized when the conversion event occurred, for a total charge of $27,361.
(3)Each historical unit converted into shares of Class A common stock on a one-for-one basis.
(4)The AWH Convertible Promissory Notes, plus accrued interest, converted into shares of Class A common stock at a conversion rate of $2.96, per the amended note agreement. The pro forma calculation above includes accrued interest through the May 4, 2021 conversion date. Per the terms of the note agreement, any notes outstanding for less than twelve months received a full twelve months of interest at conversion.
(5)The 2021 AWH Convertible Promissory Notes, plus accrued interest, converted into shares of Class A common stock at a conversion rate of $6.00. The pro forma calculation above includes accrued interest through the May 4, 2021 conversion date. Per the terms of the note agreement, the notes received a full twelve months of interest at conversion.
Pro Forma Loss Per Share
The unaudited pro forma loss per pro forma share of Class A common stock, calculated above, would have been $0.54 for the three months ended March 31, 2021 if the Conversion had occurred as of March 31, 2021, based on the following pro forma adjustments to reported net loss: $4,663 of incremental interest expense on the convertible notes through the May 4, 2021 conversion date; and $27,361 of expense related to the beneficial conversion feature of the Real Estate Preferred Units.
Warrants
As of March 31, 2021, warrants to acquire a total of 3,531 common units at an exercise price of $4.00 per unit were outstanding. These warrants had an estimated total fair value of $237 at issuance, with the fair value per warrant ranging from $0.02 to $0.10. Additionally, as of March 31, 2021, warrants to acquire a total of 1,094 common units at an exercise price of $3.20 per unit were outstanding. These warrants had an estimated total fair value of $72 at issuance. The weighted-average remaining contractual life of the warrants outstanding as of March 31, 2021 is 2.2 years and such warrants had no intrinsic value at that date.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

In conjunction with the Conversion in April 2021, the holders of warrants to acquire 3,531 common units at an exercise price of $4.00 received warrants to acquire an equal number of shares of Class A common stock. On April 14, 2021, the Company entered into a warrant cancellation agreement with One Tower Atlantic, LLC, the holder of warrants to acquire 1,094 common units of AWH at an exercise price of $3.20 per unit (the “$3.20 Warrants”). Upon the completion of the IPO, the $3.20 Warrants were cancelled and cashed out in exchange for a payment of $4,156 (or $7.00 per share calculated in accordance with the cashless exercise provisions of the warrant agreement) that is due by May 31, 2021.
13. EQUITY-BASED COMPENSATION EXPENSE
The Company adopted a new incentive plan in November 2020 (the “2020 Plan”) which authorized the issuance of incentive common unit options and restricted common units (collectively, “Awards”). The maximum number of Awards to be issued under the 2020 Plan is 10,031 and any Awards that expire or are forfeited may be re-issued. A total of 9,944 restricted common units were issued under the plan as of March 31, 2021. The Awards generally vest over two or three years. The estimated fair value of the Awards at issuance is recognized as compensation expense over the related vesting period.
In conjunction with the Conversion in April 2021, the holders of the restricted common units issued under the 2020 Plan received one share of Class A common stock for each restricted common unit held immediately prior to the Conversion. Unless otherwise specified, the Awards may not be exercised for six months following the IPO.
The following table summarizes the restricted common units activity during the three months ended March 31, 2021:

Number of Units
Unvested, December 31, 2020	7,280
Vested	(1,033)
Forfeited	(26)
Unvested, March 31, 2021	6,221
The Company recognized $2,487 as compensation expense in connection with the restricted common units during the three months ended March 31, 2021, which is included in “General and administrative expenses” on the unaudited Condensed Consolidated Statements of Operations. During the three months ended March 31, 2020, the Company recognized $185 as compensation expense in connection with the Company’s previous incentive units that were outstanding at that time.
As of March 31, 2021, total unrecognized compensation cost related to restricted common units was $1,375, which is expected to be recognized over the weighted-average remaining vesting period of 1.3 years.
In conjunction with the IPO on May 4, 2021, 3,676 of restricted common shares became fully vested due to acceleration clauses, resulting in additional compensation expense of $733 upon acceleration.
14. INCOME TAXES

	Three Months Ended March 31,
($ in thousands)	2021	2020
Gross profit	$29,667	$7,492
Income tax expense	8,976	2,437
Effective tax rate on gross profit	30.3%	32.5%
The Company’s quarterly tax provision is calculated under the discrete method which treats the interim period as if it were the annual period and determines the income tax expense or benefit on that basis. The discrete method is applied when application of the estimated annual effective tax rate is impractical because it is not possible

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

to reliably estimate the annual effective tax rate. The Company believes, at this time, the use of this discrete method is more appropriate than the annual effective tax rate method due to the high degree of uncertainty in estimating annual pre-tax income due to the early growth stage of the business.
Since the Company operates in the cannabis industry, it is subject to the limitations of IRC Section 280E, which prohibits businesses engaged in the trafficking of Schedule I or Schedule II controlled substances from deducting ordinary and necessary business expenses from gross profit. Cannabis businesses operating in states that align their tax codes with IRC Section 280E are also unable to deduct ordinary and necessary business expenses for state tax purposes. Ordinary and necessary business expenses deemed non-deductible under IRC Section 280E are treated as permanent book-to-tax differences. Therefore, the effective tax rate can be highly variable and may not necessarily correlate with pre-tax income or loss.
There have been no material changes to income tax matters in connection with the normal course of operations during the three months ended March 31, 2021.
15. COMMITMENTS AND CONTINGENCIES
Commitments
The Company does not have significant future annual commitments, other than related to leases and debt, which are disclosed in Notes 10 and 11, respectively.
Legal and Other Matters
The Company’s operations are subject to a variety of local and state regulations. Failure to comply with one or more of those regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company ceasing operations. While management believes that the Company is in compliance with applicable local and state regulations as of March 31, 2021, cannabis regulations continue to evolve and are subject to differing interpretations, and accordingly, the Company may be subject to regulatory fines, penalties, or restrictions in the future.
State laws that permit and regulate the production, distribution, and use of cannabis for adult use or medical purposes are in direct conflict with the Controlled Substances Act (21 U.S.C. § 811) (the “CSA”), which makes cannabis use and possession federally illegal. Although certain states and territories of the U.S. authorize medical and/or adult use cannabis production and distribution by licensed or registered entities, under U.S. federal law, the possession, use, cultivation, and transfer of cannabis and any related drug paraphernalia is illegal and any such acts are criminal acts under federal law under the CSA. Although the Company’s activities are believed to be compliant with applicable state and local laws, strict compliance with state and local laws with respect to cannabis may neither absolve the Company of liability under U.S. federal law, nor may it provide a defense to any federal proceeding which may be brought against the Company.
The Company may be, from time to time, subject to various administrative, regulatory, and other legal proceedings arising in the ordinary course of business. Contingent liabilities associated with legal proceedings are recorded when a liability is probable and the contingent liability can be estimated. We do not accrue for contingent losses that, in our judgment, are considered to be reasonably possible but not probable. At March 31, 2021 there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on our consolidated results of operations, other than the matter discussed below.
Legal Settlement Matter
In December 2020, TVP, LLC, TVP Grand Rapids, LLC and, TVP Alma, LLC (collectively, the “TVP Parties”) filed a claim alleging breach of contract against FPAW Michigan, LLC (“FPAW”), a VIE of the Company through FPAW Michigan 2, Inc., and AWH related to a purchase agreement for the Company’s potential acquisition of certain locations in Michigan. The TVP Parties asked the court to grant specific performance of the contracts between the Company and the TVP Parties, which, if granted, would have resulted in AWH issuing approximately

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

4,770 common units as originally agreed in September 2019 and paying approximately $16,500 in cash to the TVP parties in exchange for the entities holding the properties subject to the agreements. AWH and FPAW filed an answer to the complaint on January 28, 2021 and believed there existed valid defenses to the demand for specific performance due to lack of suitability of three of the six properties subject to the original transaction agreements.
On April 14, 2021, FPAW and AWH entered into a settlement agreement with TVP Parties (the “Settlement Agreement”). The Settlement Agreement provides for, among other items, the dismissal of all claims brought by the TVP Parties against FPAW and AWH upon performance of each parties’ obligations under the Settlement Agreement. Pursuant to the Settlement Agreement, FPAW and AWH were required to deliver a cash payment of $9,000 to TVP, LLC on the date of the Settlement Agreement, with an additional cash payment of $5,480 due on or before January 1, 2022, or approximately $2,000 less than would have otherwise been payable under the agreements. In addition, on April 14, 2021, upon the execution of the Settlement Agreement, AWH issued 4,770 common units of AWH with a fair value of $26,041 to an escrow account, to be held in the name of the escrow agent (the “Escrow Units”). Also as part of the Settlement Agreement and in order to avoid further potential litigation, AWH issued 255 common units of AWH with a fair value of $1,390 to a party to one of the September 2019 agreements that was not a party to the litigation matter.
Upon the receipt of the initial cash payment of $9,000 and the issuance of the Escrow Units, the TVP Parties filed a stipulated order dismissing all lawsuits, with prejudice and without costs, against FPAW and AWH. The Escrow Units are issued and outstanding and will remain in the escrow account until such time as the TVP Parties exercise an option to hold the Escrow Units directly (the “Put Option”). Upon their exercise of the Put Option, the Escrow Units shall be released to the TVP Parties and the TVP Parties shall transfer to FPAW the equity interests of the entities that hold the three real estate properties in Grand Rapids, which are the three remaining properties that remain suitable for the original business purposes. The Put Option is required to be exercised by the TVP Parties within three years of the date of the Settlement Agreement.
Of the total settlement liability, $14,480 is recorded within “Accounts payable and accrued expenses” on the accompanying unaudited Condensed Consolidated Balance Sheet as of March 31, 2021 and the fair value of the share issuance of $27,431 is reflected within “Reserve for equity issued in litigation settlement” on the unaudited Condensed Consolidated Statement of Changes in Members’ (Deficit) Equity. The fair value of the three properties to be acquired per the settlement of $5,400 is recorded within “Other noncurrent assets” as of March 31, 2021, and will remain until the time such property titles transfer to the Company. The settlement charge of $36,511 is reflected within “Settlement expense” on the unaudited Condensed Consolidated Statements of Operations. The settlement charge is not expected to be deductible for tax purposes.
Other Transactions
In December 2020, the Company submitted an amended state application to acquire BCCO, LLC, a medical dispensary license holder in Ohio for total cash consideration of approximately $3,500, subject to certain adjustments at closing. The Company may settle the outstanding balances due under a note receivable and a working capital loan, which total $3,336 as of March 31, 2021, as part of the purchase price at closing. The Company has entered into a unit purchase option agreement with BCCO, LLC and expects to enter into a definitive purchase agreement following the state approval of the license transfer.
Investments
On February 25, 2021, we entered into a definitive investment agreement (the “Investment Agreement”) with MedMen Enterprises Inc. (“MedMen”), under which we will, subject to regulatory approval, complete an investment (the “Investment”) of approximately $73,000 in MedMen NY, Inc. (“MMNY”), a licensed medical cannabis operator in New York. In connection with the investment, and subject to regulatory approval, MMNY will engage our services pursuant to a management agreement (the “Management Agreement”) under which we will advise on MMNY’s operations pending regulatory approval of the Investment transaction.
Under the terms of the Investment, at closing, MMNY will assume approximately $73,000 of MedMen’s existing secured debt, AWH will invest $35,000 in cash in MMNY, and AWH New York, LLC will issue a senior secured promissory note in favor of MMNY’s senior secured lender in the principal amount of $28,000, guaranteed

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

by AWH, which cash investment and note will be used to reduce the amounts owed to MMNY’s senior secured lender. Following its investment, AWH will hold a controlling interest in MMNY equal to approximately 86.7% of the equity in MMNY, and be provided with an option to acquire MedMen’s remaining interest in MMNY in the future. AWH must also make an additional investment of $10,000 in exchange for additional equity in MMNY, which investment will also be used to repay MMNY’s senior secured lender if adult-use cannabis sales commence in MMNY’s dispensaries. The transactions contemplated by the Investment Agreement are subject to customary closing conditions, including approval from the New York State Department of Health and other applicable regulatory bodies.
16. RELATED PARTY TRANSACTIONS
AWH had a management services agreement (“MSA”) with AGP Partners, LLC (“AGP”) under which AGP provided management services to AWH in connection with the monitoring and oversight of AWH’s financial and business functions. The founder of AGP is the Chief Executive Officer and one of the founders of AWH. Pursuant to the MSA, AWH pays AGP a quarterly fee of $100. As of March 31, 2021 and December 31, 2020, $100 of these fees are included in “Accounts payable and other accrued expenses” on the unaudited Condensed Consolidated Balance Sheets. We recognized expenses of $100 during each of the three months ended March 31, 2021, and 2020, that are included in “General and administrative expenses” on the unaudited Condensed Consolidated Statements of Operations. Pursuant to the terms of the agreement, the MSA was terminated following the Company’s IPO in May 2021. Upon termination, AGP is entitled to receive a $2,000 payout that was contingent upon the beneficial owners of AGP who serve as officers of the Company entering into lock-up agreements that extend for 360 days following the Company’s IPO. Pursuant to the MSA, each such lock-up agreement contains a provision whereby AWH’s Board of Managers may waive, in whole or in part, such extended lock-up thereto if AWH’s Board of Managers determines, in its sole discretion and in accordance with AWH’s governing documents and applicable law, that such waiver will not have an adverse effect on AWH and its equity holders, business, financial condition and prospects.
As discussed in Note 11, “Debt,” certain of the AWH Convertible Promissory Notes are with related party entities that are managed by one of the founders of the Company.
17. SUPPLEMENTAL INFORMATION
The following table presents supplemental information regarding our other current assets:

(in thousands)	March 31, 2021	December 31, 2020
Tenant improvement allowance	$14,292	$24,349
Deposits and other receivables	4,021	4,021
Prepaid expenses	2,304	2,311
Construction deposits	1,134	712
Other	1,437	1,205
Total	$23,188	$32,598

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

The following table presents supplemental information regarding our accounts payable and accrued liabilities:

(in thousands)	March 31, 2021	December 31, 2020
Accounts payable	$21,339	$17,763
Litigation settlement	14,480	—
Accrued interest	10,556	7,723
Accrued payroll and related expenses	824	2,762
Other	2,617	2,976
Total	$49,816	$31,224

The following table presents supplemental information regarding our general and administrative expenses:

	Three Months Ended March 31,
(in thousands)	2021	2020
Compensation	$10,052	$2,465
Rent and utilities	5,433	2,768
Professional services	3,917	1,457
Depreciation and amortization	2,419	1,951
Insurance	861	210
Marketing	534	401
Other	1,930	397
Total	$25,146	$9,649
18. SUBSEQUENT EVENTS
Management has evaluated subsequent events to determine if events or transactions occurring through the filing date of this Quarterly Report on Form 10-Q require adjustment to or disclosure in the Company’s consolidated financial statements. There were no events that require adjustment to or disclosure in the consolidated financial statements, except as disclosed.
Acquisition
Effective May 5, 2021, the Company completed the previously disclosed acquisition of the parent company of Hemma, LLC (“Hemma”), the owner of a medical cultivation site in Ohio. The total purchase price of $10,239 consists of cash payments of $2,500, the issuance of a $4,712 sellers’ note, settlement of $2,500 due under a note receivable, settlement of $669 due under a working capital line of credit, and customary working capital adjustments. The sellers’ note accrues interest at a rate of 12% per annum, and the outstanding principal plus accrued interest is due on December 5, 2021, but may be prepaid without premium or penalty.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following management discussion and analysis, which we refer to as the “MD&A”, of the financial condition and results of operations of Ascend Wellness Holdings, Inc. (the “Company” or “AWH”) is for the three months ended March 31, 2021 and 2020. It is supplemental to, and should be read in conjunction with, the unaudited condensed consolidated financial statements, and the accompanying notes thereto, (the “Financial Statements”) appearing elsewhere in this Quarterly Report on Form 10-Q (the “Quarterly Report” or “Form 10-Q”) and our annual financial statements for the years ended December 31, 2020 and 2019, and the accompanying notes thereto (the “Annual Financial Statements”), which are included in our Registration Statement on Form S-1, as amended, filed with the U.S. Securities and Exchange Commission on April 26, 2021. The Financial Statements and Annual Financial Statements were prepared in accordance with accounting principles generally accepted in the United States of America, which we refer to as “GAAP.”
The Company was originally formed on May 15, 2018 as Ascend Group Partners, LLC, and changed its name to “Ascend Wellness Holdings, LLC” on September 10, 2018. On April 22, 2021, Ascend Wellness Holdings, LLC converted into a Delaware corporation and changed its name to “Ascend Wellness Holdings, Inc.” and effected a 2-for-1 reverse stock split (the “Reverse Split”). We refer to this conversion throughout this filing as the “Conversion.” As a result of the Conversion, the members of Ascend Wellness Holdings, LLC became holders of shares of stock of Ascend Wellness Holdings, Inc. The financial information contained throughout this Form 10-Q are those of Ascend Wellness Holdings, LLC and its subsidiaries prior to the Conversion, but have been adjusted retrospectively for the Reverse Split for all periods presented.
The following discussion should be read in conjunction with, and is qualified in its entirety by, the Financial Statements. In addition to historical information, the discussion in this section contains forward-looking statements and forward-looking information (collectively, “forward-looking information”) that involve risks and uncertainties. Generally, forward-looking information may be identified by the use of forward-looking terminology such as “plans,” “expects,” “does not expect,” “proposed,” “is expected,” “budgets,” “scheduled,” “estimates,” “forecasts,” “intends,” “anticipates,” “does not anticipate,” “believes,” or variations of such words and phrases, or by the use of words or phrases which state that certain actions, events, or results may, could, would, or might occur or be achieved. There can be no assurance that such forward-looking information will prove to be accurate, and actual results and future events could differ materially from those anticipated in such forward-looking information. Forward-looking information is subject to known and unknown risks, uncertainties, and other factors that may cause the actual results, level of activity, performance, or achievements of the Company to be materially different from those or implied by such forward-looking information.
Particular risks and uncertainties that could cause our actual results to be materially different from those expressed in our forward-looking statements include those listed below:
•the effect of the volatility of the market price and liquidity risks on shares of our Class A common stock;
•the effect of the voting control exercised by holders of Class B common stock;
•our ability to attract and maintain key personnel;
•our ability to continue to open new dispensaries and cultivation facilities as anticipated;
•the illegality of cannabis under federal law;
•our ability to comply with state and federal regulations;
•the uncertainty regarding enforcement of cannabis laws;
•the effect of restricted access to banking and other financial services;
•the effect of constraints on marketing and risks related to our products;
•the effect of unfavorable tax treatment for cannabis businesses;
•the effect of security risks;
•the effect of infringement or misappropriation claims by third parties;
•our ability to comply with potential future FDA regulations;
•our ability to enforce our contracts;
•the effect of unfavorable publicity or consumer perception;
•the effect of risks related to material acquisitions, dispositions and other strategic transactions;

•the effect of agricultural and environmental risks;
•the effect of risks related to information technology systems;
•the effect of product liability claims and other litigation to which we may be subjected;
•the effect of risks related to the results of future clinical research;
•the effect of intense competition in the industry;
•the effect of adverse changes in the wholesale and retail prices;
•the effect of outbreaks of pandemic diseases, fear of such outbreaks or economic disturbances due to such outbreaks, particularly the impact of the COVID-19 pandemic; and
•the effect of general economic risks, such as the unemployment level, interest rates and inflation, and challenging global economic conditions.
The list of factors above is illustrative and by no means exhaustive. Additional information regarding these risks and other risks and uncertainties we face is contained in Part II., Item 1A., “Risk Factors,” in this Form 10-Q and in other reports we may file from time to time with the Securities and Exchange Commission and the applicable Canadian securities regulatory authorities (including all amendments to those reports). Although the Company has attempted to identify important factors that could cause actual results to differ materially from those contained in forward-looking information, there may be other factors that cause results not to be as anticipated, estimated or intended. See “Forward-Looking Statements” for more information. Readers are cautioned that the foregoing list of factors is not exhaustive. Readers are further cautioned not to place undue reliance on forward-looking information as there can be no assurance that the plans, intentions or expectations upon which they are placed will occur. Forward-looking information contained in this MD&A is expressly qualified by this cautionary statement.
Financial information and unit or share figures, except per-unit or per-share amounts, presented in this MD&A are presented in thousands of United States dollars (“$”), unless otherwise indicated. We round amounts in this MD&A to the thousands and calculate all percentages and per-share data from the underlying whole-dollar amounts. Thus, certain amounts may not foot, crossfoot, or recalculate based on reported numbers due to rounding. Unless otherwise indicated, all references to years are to our fiscal year, which ends on December 31.

BUSINESS OVERVIEW
Established in 2018 and headquartered in New York, New York, AWH is a vertically integrated multi-state operator focused on adult-use or near-term adult-use cannabis states in limited license markets. Our core business is the cultivation, manufacturing, and distribution of cannabis consumer packaged goods, which we sell through our company-owned retail stores and to third-party licensed retail cannabis stores. We believe in bettering lives through cannabis. Our mission is to improve the lives of our employees, patients, customers and the communities we serve through the use of the cannabis plant. We are committed to providing safe, reliable and high-quality products and providing consumers options and education to ensure they are able to identify and obtain the products that fit their personal needs.
Since our formation, we have expanded our operational footprint, primarily through acquisitions, and currently have direct or indirect operations or financial interests in five U.S. geographic markets: Illinois, Massachusetts, Michigan, New Jersey, and Ohio and employ approximately 1,200 people.
We are committed to being vertically integrated in every state we operate in, which entails controlling the entire supply chain from seed to sale. We are currently vertically integrated in four out of the five states in which we operate with expansion plans underway to achieve vertical integration in all five states. While we have been successful in opening facilities and dispensaries, we expect continued growth to be driven by opening new operational facilities and dispensaries under our current licenses, expansion of our current facilities, and increased consumer demand.
Our consumer products portfolio is generated primarily from plant material that we grow and process ourselves. We produce our consumer packaged goods in five manufacturing facilities with 80,000 square feet of current operational canopy and total current capacity of 41,000 pounds annually. We are undergoing expansions to 285,000 square feet of cumulative canopy, which is estimated to have a total production capacity of 142,000 pounds annually post build-out. As of May 26, 2021, our product portfolio consists of 106 stock keeping units (“SKUs”), across a range of cannabis product categories, including flower, pre-rolls, concentrates, vapes, edibles, and other cannabis-related products. As of May 26, 2021, we have 17 open and operating retail locations with expectations to have 22 retail locations by the end of 2021. Our new store opening plans are flexible and will ultimately depend on market conditions, local licensing, construction, and other regulatory permissions. All of our expansion plans are subject to capital allocations decisions, the evolving regulatory environment, and the COVID-19 pandemic.

RESULTS OF OPERATIONS
Three Months Ended March 31, 2021 Compared with the Three Months Ended March 31, 2020

	Three Months Ended March 31,
($ in thousands)	2021	2020	Increase / (Decrease)
Revenue, net	$66,137	$22,592	$43,545	193%
Cost of goods sold	(36,470)	(15,100)	21,370	142%
Gross profit	29,667	7,492	22,175	296%
Gross profit %	44.9%	33.2%
Operating expenses
General and administrative expenses	25,146	9,649	15,497	161%
Settlement expense	36,511	—	36,511	NM*
Total operating expenses	61,657	9,649	52,008	539%
Operating loss	(31,990)	(2,157)	29,833	NM*

Other (expense) income
Interest expense	(7,337)	(2,530)	4,807	190%
Other, net	80	6	74	NM*
Total other expense	(7,257)	(2,524)	4,733	188%
Loss before income taxes	(39,247)	(4,681)	34,566	738%
Income tax expense	(8,976)	(2,437)	6,539	268%
Net loss	$(48,223)	$(7,118)	41,105	577%
Less: net income attributable to non-controlling interests	—	360	(360)	NM*
Net loss attributable to AWH	$(48,223)	$(7,478)	$40,745	545%
*Not meaningful
Revenue
Revenue increased by $43,545, or 193%, during the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, primarily driven by growth from our existing businesses as well as new site openings and acquisitions. During the three months ended March 31, 2021, we recognized incremental revenue from acquisitions of $15,575. Four new dispensaries that were opened during the second half of 2020 and two new dispensaries that were opened during the three months ended March 31, 2021 contributed $8,466 of the revenue growth. Revenue from existing dispensaries increased by $2,626. Increased production and sales from our cultivation and manufacturing sites contributed $16,878, including the commencement of cultivation and production at our Massachusetts cultivation facility. As of March 31, 2021, we had 106 SKUs for our cultivation products, compared to 29 SKUs as of March 31, 2020.
Cost of Goods Sold and Gross Profit
Cost of goods sold increased by $21,370, or 142%, during the three months ended March 31, 2021, as compared to the three months ended March 31, 2020. Cost of goods sold represent direct and indirect expenses attributable to the production of wholesale products as well as direct expenses incurred in purchasing products from other wholesalers. The increase in cost of goods sold in the three months ended March 31, 2021 was driven by expansion of our operations, including $8,949 of incremental costs from acquisitions. Gross profit for the three months ended March 31, 2021 was $29,667, representing a gross margin of 44.9%, compared to gross profit of $7,492 and gross margin of 33.2% for the three months ended March 31, 2020. The increase in gross margin was primarily driven by an increase in scale as well as efficiency improvements at our cultivation facilities.

General and Administrative Expenses
General and administrative expenses increased by $15,497, or 161%, during the three months ended March 31, 2021, as compared to the three months ended March 31, 2020. The increase was primarily related to:
•a $7,587 increase in compensation expense resulting from an increase in headcount from approximately 350 as March 31, 2020 to approximately 1,000 by the March 31, 2021 to support our expanded operations, including $2,302 of higher equity based compensation expense from the vesting of restricted stock units that were granted in 2020;
•a $2,665 increase in rent and utilities, driven by eight new operating leases that we entered into during 2020 and an increase in related utilities expenses to support the expansion of our operations;
•a $2,460 increase in professional services, driven by an increase in consulting, accounting, and tax services;
•an increase of $651 related to insurance expenses;
•a $468 increase in depreciation and amortization expense due to $906 of incremental depreciation expense due to a larger average balance of fixed assets in service and $905 of incremental amortization of licenses that were acquired in late 2020, partially offset by $1,343 of lower amortization from in-place leases that became fully amortized in late 2020; and
•a $133 increase in marketing expenses associated with new dispensary openings.
Settlement Expense
During the three months ended March 31, 2021, we recognized a charge of $36,511 related to the settlement of a litigation matter. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Legal Matter” for additional details.
Interest Expense
Interest expense increased by $4,807, or 190%, during the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, primarily driven by an increase in the principal amount of Company debt outstanding during 2021. During the three months ended March 31, 2021, the Company had an average outstanding debt balance of $252,809 with a weighted-average interest rate of 10.8%, compared to an average debt balance of $82,018 during three months ended March 31, 2020 with a weighted-average interest rate of 12.0%.
Income Tax Expense
The Company’s quarterly tax provision is calculated under the discrete method which treats the interim period as if it were the annual period and determines the income tax expense or benefit on that basis. The discrete method is applied when application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The Company believes, at this time, the use of this discrete method is more appropriate than the annual effective tax rate method due to the high degree of uncertainty in estimating annual pre-tax income due to the early growth stage of the business.
Since the Company operates in the cannabis industry, it is subject to the limitations of Internal Revenue Code (“IRC”) Section 280E, which prohibits businesses engaged in the trafficking of Schedule I or Schedule II controlled substances from deducting ordinary and necessary business expenses from gross profit. Cannabis businesses operating in states that align their tax codes with IRC Section 280E are also unable to deduct ordinary and necessary business expenses for state tax purposes. Ordinary and necessary business expenses deemed non-deductible under IRC Section 280E are treated as permanent book-to-tax differences. Therefore, the effective tax rate can be highly variable and may not necessarily correlate with pre-tax income or loss.
The statutory federal tax rate was 21% during both periods. The Company has operations in five U.S. geographic markets: Illinois, Massachusetts, Michigan, New Jersey, and Ohio, which have state tax rates ranging from 4% to 9.5%. Certain states, including Michigan, do not align with IRC Section 280E for state tax purposes and permit the deduction of ordinary and necessary business expenses from gross profit in the calculation of state taxable income.
Income tax expense was $8,976, or 30.3% of gross profit, during the three months ended March 31, 2021, as compared to $2,437, or 32.5% of gross profit, during the three months ended March 31, 2020. There have been no material changes to income tax matters in connection with the normal course of operations during the three months ended March 31, 2021. The effective tax rate on gross profit for the three months ended March 31, 2021 benefited from lower accrued penalties and interest, partially offset by an increase in state taxes related to states where we had losses in the prior year period.
NON-GAAP FINANCIAL MEASURES
We define “Adjusted Gross Profit” as gross profit excluding non-cash inventory costs. We define “Adjusted Gross Margin” as Adjusted Gross Profit as a percentage of net revenue. Our “Adjusted EBITDA” is a non-GAAP measure used by management that is not defined by U.S. GAAP and may not be comparable to similar measures presented by other companies. We define “Adjusted EBITDA Margin” as Adjusted EBITDA as a percentage of net revenue. Management calculates Adjusted EBITDA as the reported net loss, adjusted to exclude: income tax expense; other (income) expense; interest expense, depreciation and amortization; depreciation and amortization included in cost of goods sold; loss on sale of assets; non-cash inventory adjustments; equity based compensation; start-up costs; transaction-related and other non-recurring expenses; and litigation settlement. Accordingly, management believes that Adjusted EBITDA provides meaningful and useful financial information, as this measure demonstrates the operating performance of the business. Non-GAAP financial measures may be considered in addition to the results prepared in accordance with U.S. GAAP, but they should not be considered a substitute for, or superior to, U.S. GAAP results.
The following table presents Adjusted Gross Profit for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
($ in thousands)	2021	2020
Gross Profit	$29,667	$7,492
Depreciation and amortization included in cost of goods sold	2,162	1,069
Non-cash inventory adjustments	750	—
Adjusted Gross Profit	$32,579	$8,561
Adjusted Gross Margin	49.3%	37.9%

The following table presents Adjusted EBITDA for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(in thousands)	2021	2020
Net income (loss)	$(48,223)	$(7,118)
Income tax expense	8,976	2,437
Other (income) expense	(80)	(6)
Interest expense	7,337	2,530
Depreciation and amortization	2,419	1,951
Depreciation and amortization included in cost of goods sold	2,162	1,069
Non-cash inventory adjustments	750	—
Equity based compensation	2,487	185
Start-up costs(1)	1,311	1,419
Transaction-related and other non-recurring expenses(2)	2,178	103
Litigation settlement	36,511	—
Adjusted EBITDA	$15,828	$2,570
Adjusted EBITDA Margin	23.9%	11.4%
(1)One-time costs associated with acquiring real estate, obtaining licenses and permits, and other costs incurred before commencement of operations at certain locations.
(2)Legal and professional fees associated with the Company’s initial public offering (“IPO”) and other non-recurring expenses.

LIQUIDITY AND CAPITAL RESOURCES
We are an emerging growth company and our primary sources of liquidity are operating cash flows, borrowings through the issuances of notes payable, and funds raised through the issuance of equity securities. We are generating cash from sales and deploying our capital reserves to acquire and develop assets capable of producing additional revenue and earnings over both the immediate and long term. Capital reserves are being utilized for acquisitions in the medical and adult use cannabis markets, for capital expenditures and improvements in existing facilities, product development and marketing, as well as customer, supplier, and investor and industry relations.
Financing History and Future Capital Requirements
Historically, we have used private financing as a source of liquidity for short-term working capital needs and general corporate purposes. Most recently, during the first quarter of 2021 we raised $49,500 through the issuance of convertible notes to further finance our expanded operations and acquisitions. Subsequently, on May 4, 2021, we completed the IPO of our Class A common stock, in which we issued and sold 10,000 shares of Class A common stock, excluding the underwriters’ over-allotment, at a price of $8.00 per share with net proceeds of approximately $75,156 after deducting underwriting discounts and commissions, but excluding other direct offering expenses paid by us. On May 7, 2021, the underwriters exercised their over-allotment option in full and we received an additional $11,280, net of underwriting discounts of $720, for an additional 1,500 shares of Class A common stock.
Our future ability to fund operations, to make planned capital expenditures, to acquire other entities or investments, to make scheduled debt payments, and to repay or refinance indebtedness depends on our future operating performance, cash flows, and ability to obtain equity or debt financing, which are subject to prevailing economic conditions, as well as financial, business, and other factors, some of which are beyond our control.
As reflected in the Financial Statements, the Company had an accumulated deficit as of March 31, 2021 and December 31, 2020, as well as a net loss for the three months ended March 31, 2021 and 2020, and negative cash flows from operating activities during the three months ended March 31, 2021, which are indicators that raise substantial doubt of our ability to continue as a going concern. Management believes that substantial doubt of our ability to continue as a going concern for at least one year from the issuance of our Financial Statements has been alleviated due to: (i) capital raised subsequent to March 31, 2021, including net proceeds from our IPO, and (ii) continued growth of sales and gross profit from our consolidated operations. Management plans to continue to access capital markets for additional funding through debt and/or equity financings to supplement future cash needs, as may be required. However, management cannot provide any assurances that the Company will be successful in accomplishing its business plans. If we are unable to raise additional capital on favorable terms, if at all, whenever necessary, we may be forced to decelerate or curtail certain of its operations until such time as additional capital becomes available.
As of March 31, 2021 and December 31, 2020, the Company had total current liabilities of $126,129 and $115,285, respectively, and total current assets of $141,069 and $134,178, respectively, which includes cash and cash equivalents of $62,633 and $56,547, respectively, to meet its current obligations. As of March 31, 2021, the Company had working capital of $14,940, compared to $18,893 as of December 31, 2020.
Approximately 95% of the Company’s cash and cash equivalents balance as of March 31, 2021 and December 31, 2020 is on deposit with banks, credit unions, or other financial institutions. We have not experienced any material impacts related to banking restrictions applicable to cannabis businesses. Our cash and cash equivalents balance is not restricted for use by variable interest entities.

Cash Flows

	Three Months Ended March 31,
(in thousands)	2021	2020
Net cash (used in) provided by operating activities	$(7,829)	$3,861
Net cash used in investing activities	(35,203)	(7,746)
Net cash provided by financing activities	48,214	3,793
Operating Activities
Net cash used in operating activities was $7,829 during the three months ended March 31, 2021, as compared to net cash provided by operating activities of $3,861 during the three months ended March 31, 2020. The change was primarily driven by: a year-over-year increase in our net loss; increases in non-cash expense items impacting net loss; and increases in net investments in working capital, including inventory, as well as the timing of accounts payable and accrued liabilities.
Investing Activities
Net cash used in investing activities increased by $27,457 during the three months ended March 31, 2021, as compared to the three months ended March 31, 2020. The increase was primarily driven by an increase in cash investments in capital assets and the final cash payment to the former owners of an acquired entity.
Financing Activities
Net cash provided by financing activities increased by $44,421 during the three months ended March 31, 2021, as compared to the three months ended March 31, 2020. The increase was primarily driven by higher proceeds from the issuances of debt, partially offset by lower proceeds from sale-leaseback transactions.

Contractual Obligations and Other Commitments and Contingencies
The following table summarizes the Company’s future contractual obligations as of March 31, 2021:

(in thousands)	Commitments Due by Period
Contractual Obligations	Total	Remainder of 2021	2022 - 2023	2024 - 2025	Thereafter
Term notes(1)	$204,608	$28,222	134,762	$41,624	$—
Sellers’ Notes(2)	33,843	19,557	14,286	—	—
Finance arrangements(3)	19,373	1,522	4,225	4,477	9,149
Operating leases(4)	447,783	16,725	46,303	48,951	335,804
Total	$705,607	66,026	$199,576	$95,052	$344,953
(1)Principal payments due under term notes payable.
(2)Consists of amounts owed for acquisitions or other purchases. Certain cash payments include an interest accretion component.
(3)Reflects our contractual obligations to make future payments under non-cancelable operating leases that did not meet the criteria to qualify for sale-leaseback treatment.
(4)Reflects our contractual obligations to make future payments under non-cancelable operating leases.
Other Commitments
In December 2020, the Company submitted an amended state application to acquire BCCO, LLC, a medical dispensary license holder in Ohio for cash consideration of approximately $3,500, subject to certain adjustments at closing. The Company may settle the outstanding balances due under a note receivable and a working capital loan as part of the purchase price at closing. The Company expects to enter into a definitive purchase agreement following the state approval of the license transfer. Though precise timing is difficult to estimate given the uncertainties around receipt of the requisite regulatory approvals, if the proposed transaction is completed during 2021, the Company has adequate cash on hand to consummate the proposed transaction.
Investments
On February 25, 2021, we entered into a definitive investment agreement (the “Investment Agreement”) with MedMen Enterprises Inc. (“MedMen”), under which we will, subject to regulatory approval, complete an investment (the “Investment”) of approximately $73,000 in MedMen NY, Inc. (“MMNY”), a licensed medical cannabis operator in New York. In connection with the investment, and subject to regulatory approval, MMNY will engage our services pursuant to a management agreement (the “Management Agreement”) under which we will advise on MMNY’s operations pending regulatory approval of the Investment transaction.
Under the terms of the Investment, at closing, MMNY will assume approximately $73,000 of MedMen’s existing secured debt, AWH will invest $35,000 in cash in MMNY, and AWH New York, LLC will issue a senior secured promissory note in favor of MMNY’s senior secured lender in the principal amount of $28,000, guaranteed by AWH, which cash investment and note will be used to reduce the amounts owed to MMNY’s senior secured lender. Following its investment, AWH will hold a controlling interest in MMNY equal to approximately 86.7% of the equity in MMNY, and be provided with an option to acquire MedMen’s remaining interest in MMNY in the future. AWH must also make an additional investment of $10,000 in exchange for additional equity in MMNY, which investment will also be used to repay MMNY’s senior secured lender if adult-use cannabis sales commence in MMNY’s dispensaries. The transactions contemplated by the Investment Agreement are subject to customary closing conditions, including approval from the New York State Department of Health and other applicable regulatory bodies.
Capital Expenditures
We anticipate capital expenditures, net of tenant improvement allowances, of approximately $90,000 during the remainder of 2021. This includes new projects we expect to initiate, as well as payments related to projects that began in 2020. We anticipate completing the build-outs of the greenhouse at our Barry, Illinois cultivation facility and the cultivation and processing facility in Lansing, Michigan. We also anticipate completing the phase 2 expansion at our Athol, Massachusetts cultivation facility, as well as the expansion of our Franklin, New Jersey cultivation and processing facility. Spending at our cultivation and processing facilities includes both construction and the purchase of capital equipment such as extraction equipment, heating, ventilation, and air conditioning (HVAC) equipment, manufacturing equipment and general maintenance capital expenditures. Since March 31, 2021 we opened two additional dispensaries, one in Massachusetts and one in New Jersey, and Midway opened an additional dispensary in Illinois. We expect to complete the build-outs of five total additional dispensaries across Massachusetts, New Jersey, and Michigan that are expected to open in 2021. In addition, dispensary-related capital expenditures include anticipated costs to rebrand all dispensaries to the Ascend retail brand and general maintenance of our retail locations.
As of March 31, 2021, our construction in progress (“CIP”) balance was $25,790 and relates to capital spending of assets that were not yet complete. This balance includes $12,934 related to the construction of a greenhouse at our Barry, Illinois cultivation facility, which is expected to be completed in the second or third quarter of 2021. Additionally, $1,469 relates to the phase 2 build out at our Athol, Massachusetts cultivation facility. The remaining balance of approximately $11,387 relates to the nine licensed dispensaries that were not yet open as of March 31, 2021.
Off-Balance Sheet Arrangements
As of the date of this filing, we do not have any off-balance-sheet arrangements, as defined by applicable regulations of the Securities and Exchange Commission, that have, or are reasonably likely to have, a current or future effect on the results of our operations or financial condition, including, and without limitation, such considerations as liquidity and capital resources.

Related Party Transactions
AWH had a management services agreement (“MSA”) with AGP Partners, LLC (“AGP”) under which AGP provided management services to AWH in connection with the monitoring and oversight of AWH’s financial and business functions. The founder of AGP is the Chief Executive Officer and one of the founders of AWH. Pursuant to the MSA, AWH pays AGP a quarterly fee of $100. As of March 31, 2021 and December 31, 2020, $100 of these fees are included in “Accounts payable and other accrued expenses” on the unaudited Condensed Consolidated Balance Sheets in the Financial Statements. We recognized expenses of $100 during the three months ended March 31, 2021 and 2020, respectively, that are included in “General and administrative expenses” on the unaudited Condensed Consolidated Statements of Operations in the Financial Statements. Pursuant to the terms of the agreement, the MSA was terminated following the Company’s IPO in May 2021. Upon termination, AGP is entitled to a $2,000 payout that was contingent upon the beneficial owners of AGP who serve as officers of the Company entering into lock-up agreements that extend for 360 days following the Company’s IPO. Pursuant to the MSA, each such lock-up agreement contains a provision whereby AWH’s Board may waive, in whole or in part, such extended lock-up thereto if AWH’s Board determines, in its sole discretion and in accordance with AWH’s governing documents and applicable law, that such waiver will not have an adverse effect on AWH and its equity holders, business, financial condition and prospects.
Additionally, $1,000 of the Company’s convertible notes were with related party entities that are managed by one of the founders of the Company.
Other Matters
As of March 31, 2021, there were 22,801 of Real Estate Preferred Units outstanding, 14,252 of Series Seed Preferred Units outstanding, and 20,982 of Series Seed+ Preferred Units outstanding (collectively, the “Preferred Units”), in addition to 49,130 common units. Upon the completion of the Company’s IPO on May 4, 2021, the common units, Series Seed Preferred Units, and Series Seed+ Preferred Units each converted into one share of Class A common stock on a one-for-one basis. Each Real Estate Preferred Unit converted at a rate of (i) one (ii) plus (A) the original purchase price of such Real Estate Preferred Unit multiplied by 1.5, divided by (B) the price at which the securities are sold to the public, or a total of 26,221 shares of Class A common stock. This conversion feature for the Real Estate Preferred Units is considered a contingent beneficial conversion feature and resulted in a charge of $27,361 on the conversion date. Additionally, our convertible notes, and accrued interest thereon, converted into 37,388 shares of Class A common stock. 65 of the historical common units were allocated as shares of Class B common stock.
Giving effect to these conversions, there were 147,908 pro forma shares of Class A common stock outstanding as of March 31, 2021. This would have resulted in a pro forma loss per share of Class A common stock of approximately $0.54 based on the following pro forma adjustments to reported net loss: $4,663 of incremental interest expense on the convertible notes through the May 4, 2021 conversion date; and $27,361 of expense related to the beneficial conversion feature of the Real Estate Preferred Units.
As of March 31, 2021, a total of 9,944 restricted common units had been issued under an equity incentive plan, of which 3,659 were vested. The Company recognized $2,487 and $185 as compensation expense in connection with these units during the three months ended March 31, 2021 and 2020, respectively, which is included in “General and Administrative Expenses” on the unaudited Consolidated Statement of Operations in the Financial Statements. As of March 31, 2021, total unrecognized compensation cost related to incentive units was $1,375, which is expected to be recognized over the weighted-average remaining vesting period of 1.3 years. Approximately 3,676 of the unvested restricted common accelerated with the closing of the IPO due to acceleration clauses, resulting in additional compensation charges of $733 on the IPO closing date.
Following the Conversion, the Company has authorized 750,000 shares of Class A Common Shares with a par value of $0.001 per share, 100 shares of Class B common stock with a par value of $0.001 par value per share and 10,000 shares of preferred stock with a par value of $0.001 per share. The rights of the holders of Class A common stock and Class B common stock are identical, except for voting and conversion rights. Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to 1,000 votes per share and is convertible at any time into one share of Class A common stock at the option of the holder. See Note 12, “Members’ Equity,” in the Financial Statements for additional details.
Legal Matter
In September 2019, FPAW Michigan, LLC (“FPAW”), a VIE of the Company at the time then nominally owned by Frank Perullo, co-founder of the Company, through FPAW Michigan 2, Inc. and the Company entered into two agreements to purchase real estate holding companies owning six properties in Michigan that were zoned or to be zoned for the sale of medical or adult use cannabis. As indicated above, the Company accounted for FPAW Michigan 2, Inc. as a VIE, as the Company had the obligation to absorb losses and the right to receive the benefits from the VIE. The acquisition of these properties would allow AWH to expand its operations in Michigan as part of its initial growth strategy. At the time the agreements were signed, the Michigan cannabis market remained in the early stages of development, with adult use sales in the state not commencing until December 2019. While the contracts were being negotiated in 2019, AWH and the parties entered into lease agreements under which FPAW was permitted to occupy the properties. Operations commenced at one property in September 2020 and at a second property in March 2021. Following the execution of the original agreements in September 2019, three of the six properties to be acquired under the original agreements were deemed not suitable for the intended business purposes due to regulatory developments. Due to the lack of suitability of three of the properties, lower than expected revenue and margins due to increased competition, higher operating costs than anticipated, and lack of vertical integration while FPAW and the Company continued to develop its Michigan cultivation facility, FPAW and AWH and the counterparties reengaged in negotiations relating to the commercial transaction, though such negotiations ended unsuccessfully in September 2020.
On December 4, 2020, the counterparties to the agreements mentioned above, TVP, LLC, TVP Grand Rapids, LLC and TVP Alma, LLC (collectively, the “TVP Parties”), filed a complaint in the Circuit Court of the State of Michigan, County of Oakland, asserting claims against FPAW and AWH. The case number for the action was 2020-184972-CB. The TVP Parties alleged that FPAW and AWH had breached the two agreements entered into in September 2019. The TVP Parties asked the court to grant specific performance of the contracts with AWH and FPAW, which, if granted, would have resulted in AWH issuing approximately 4,770 common units, as originally agreed in September 2019 and paying approximately $16,500 in cash to the TVP Parties in exchange for the entities holding the properties subject to the agreements. AWH and FPAW filed an answer to the complaint on January 28, 2021. AWH and FPAW believed there existed valid defenses to the demand for specific performance due to the lack of suitability of three of the six properties subject to the original transaction agreements.
As the litigation proceeded, the Company and FPAW engaged in settlement discussions with the counterparties and determined that settling the dispute so the Company could focus on growing its Michigan business was in the best interest of the Company and FPAW and a better use of Company and FPAW resources and time than continuing to defend the lawsuit and incurring additional litigation fees and expenses. Following such negotiations, on April 14, 2021, the TVP Parties, FPAW and AWH entered into a settlement agreement (the “Settlement Agreement”), which provides for, among other items, the dismissal of all claims brought by the TVP Parties against FPAW and AWH upon performance of each parties’ obligations under the Settlement Agreement. Pursuant to the Settlement Agreement, FPAW and AWH were required to deliver a cash payment of $9,000 to TVP, LLC on the date of the Settlement Agreement, with an additional cash payment of $5,480 due on or before January 1, 2022. In addition, on April 14, 2021, upon the execution of the Settlement Agreement, AWH issued 4,770 common units of AWH with a fair value of $26,041 to an escrow account, to be held in the name of the escrow agent (the “Escrow Units”). The total cash payments are approximately $2,000 less than would have otherwise been payable under the agreements. The value of the shares issued have increased significantly between September 2019 when the agreements were initially entered into and the date of the Settlement Agreement. The Escrow Units converted into shares of Class A common stock upon the Conversion in the same manner as all other common units of AWH. Also as part of the Settlement Agreement and in order to avoid further potential litigation, AWH issued 255 common units of AWH with a fair value of $1,390 to a party to one of the September 2019 agreements that was not a party to the litigation matter.
Upon the receipt of the initial cash payment of $9,000 and the issuance of the Escrow Units, the TVP Parties filed a stipulated order dismissing all lawsuits, with prejudice and without costs, against FPAW and AWH.

The Escrow Units are issued and outstanding and will remain in the escrow account until such time as the TVP Parties exercise an option to hold the Escrow Units directly (the “Put Option”). Upon their exercise of the Put Option, the Escrow Units shall be released to the TVP Parties and the TVP Parties shall transfer to FPAW the equity interests of the entities that hold the three real estate properties in Grand Rapids, which are the three remaining properties that remain suitable for the original business purposes. The parties intend to work to identify at least two additional sites that will be suitable for future Ascend retail locations, which properties the Company would lease pursuant to market rental terms. The Company and FPAW determined that identifying and developing additional properties that would be suitable for operating cannabis dispensaries was of greater value to the Company than acquiring and subsequently disposing of the other three parcels, as the value of such properties once they were no longer suitable for the Company’s original business purposes was not of material value to the Company. The Put Option is required to be exercised by the TVP Parties within three years of the date of the Settlement Agreement. FPAW and AWH are entitled to use the subject properties until such time as the Put Option is exercised. FPAW currently operates dispensaries at two of the properties and expects to open a dispensary at the third property by the end of 2021.
Of the total settlement liability, $14,480 is recorded within “Accounts payable and accrued expenses” on the unaudited Condensed Consolidated Balance Sheets in the Financial Statements as of March 31, 2021 and the fair value of the share issuance of $27,431 is reflected within “Reserve for equity issued in litigation settlement” on the unaudited Condensed Consolidated Statement of Changes in Members’ (Deficit) Equity in the Financial Statements. The fair value of the three properties to be acquired per the settlement of $5,400 is recorded within “Other noncurrent assets” in the Financial Statements as of March 31, 2021, and will remain until the time such property titles transfer to the Company. The settlement charge of $36,511 is reflected within “Settlement expense” on the unaudited Condensed Consolidated Statements of Operations in the Financial Statements. The settlement charge is not expected to be deductible for tax purposes.
The Company reported losses of approximately $3,400 related to FPAW during the three months ended March 31, 2021 and there is no guarantee that the Company’s Michigan operations will become profitable in the future. Cultivation operations commenced in April 2021, and the Company anticipates that revenue and profitability in Michigan will improve as a result of vertical integration. Once vertically integrated, the Company will be able to produce products for sale at our owned dispensaries at a significantly lower cost compared to the cost associated with acquiring product on the wholesale market from third parties. Additionally, the Company opened new dispensaries in September 2020 (which began adult use sales in December 2020) and March 2021, which the Company expects to positively contribute to the Company's 2021 results. The Company also intends to identify additional attractive locations for future retail locations in Michigan. However, despite these developments, Michigan may continue to be a difficult market for us in 2021, as it is more competitive than the other markets in which the Company operates because Michigan does not limit the number of dispensaries or the size of cultivation facilities. As of the date of this Quarterly Report on Form 10-Q, there are over 300 dispensaries in Michigan and due to the significant retail competition in this market, we expect our sales per retail location and gross margins in this market to be below our average across the portfolio.
Subsequent Transactions
Initial Public Offering
On May 4, 2021, the Company closed its initial public offering of its Class A common stock. The Company issued 10,000 shares of Class A common stock at an price of $8.00 per share and raised proceeds of $75,156, net of underwriting commissions and discounts, but excluding other direct offering expenses paid by us. The Company granted the underwriters an option for a period of 30 days following the date of the offering to purchase up to an additional 1,500 shares of Class A common stock at the initial offering price less the discount solely to cover over-allotments, if any. On May 7, 2021, the underwriters exercised the option in full and we received additional proceeds of $11,280, net of underwriting discounts of $720, for 1,500 additional shares of Class A common stock.

Acquisition
Effective May 5, 2021, the Company completed the previously disclosed acquisition of the parent Company of Hemma, LLC (“Hemma”), the owner of a medical cultivation site in Ohio. The total purchase price of $10,239 consists of cash payments of $2,500, the issuance of a $4,712 sellers’ note, settlement of $2,500 due under a note receivable, settlement of $669 due under a working capital line of credit, and customary working capital adjustments. The sellers’ note accrues interest at a rate of 12% per annum, and the outstanding principal plus accrued interest is due on December 5, 2021, but may be prepaid without premium or penalty.
Other
On April 14, 2021, the Company entered into a warrant cancellation agreement with One Tower Atlantic, LLC, holder of warrants to acquire 1,094 common units of AWH at an exercise price of $3.20 per unit (the “$3.20 Warrants”). Upon the completion of the Company’s initial public offering, the $3.20 Warrants were cancelled and cashed out in exchange for a payment of $4,156 (or $7.00 per share calculated in accordance with the cashless exercise provisions of the warrant agreement) that is due by May 31, 2021.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our accompanying Financial Statements are prepared in accordance with GAAP, which require us to make certain estimates in the application of our accounting policies based on the best assumptions, judgments, and opinions of our management. The Company’s significant accounting policies are described in Note 2, “Basis of Presentation and Significant Accounting Policies,” in the Financial Statements. There have been no significant changes to our critical accounting policies and estimates. For a description of our critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Registration Statement on Form S-1, as amended, filed with the U.S. Securities and Exchange Commission on April 26, 2021.
Recently Adopted Accounting Standards and Recently Issued Accounting Pronouncements
For information about our recently adopted accounting standards and recently issued accounting standards not yet adopted, see Note 2, “Basis of Presentation and Significant Accounting Policies,” of the Financial Statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are exposed in varying degrees to a variety of financial instrument related risks. We mitigate these risks by assessing, monitoring and approving our risk management processes.
Credit Risk
Credit risk is the risk of a potential loss to us if a customer or third party to a financial instrument fails to meet its contractual obligations. The maximum credit exposure at March 31, 2021 is the carrying amount of cash and cash equivalents. We do not have significant credit risk with respect to our customers. All cash and cash equivalents are placed with major U.S. financial institutions.
We provide credit to our customers in the normal course of business. We have established credit evaluation and monitoring processes to mitigate credit risk but have limited risk as the majority of our sales are transacted with cash.
Liquidity Risk
Liquidity risk is the risk that we will not be able to meet our financial obligations associated with financial liabilities. We manage liquidity risk through the effective management of our capital structure. Our approach to managing liquidity is to ensure that we will have sufficient liquidity at all times to settle obligations and liabilities when due.

As reflected in the Financial Statements, the Company had an accumulated deficit as of March 31, 2021 and December 31, 2020, as well as a net loss for the three months ended March 31, 2021 and 2020, and negative cash flows from operating activities during the three months ended March 31, 2021, which are indicators that raise substantial doubt of our ability to continue as a going concern. Management believes that substantial doubt of our ability to continue as a going concern for at least one year from the issuance of our Financial Statements has been alleviated due to: (i) capital raised subsequent to March 31, 2021, including net proceeds from our IPO, and (ii) continued growth of sales and gross profit from our consolidated operations. Management plans to continue to access capital markets for additional funding through debt and/or equity financings to supplement future cash needs, as may be required. However, management cannot provide any assurances that we will be successful in accomplishing our business plans. If we are unable to raise additional capital on favorable terms, if at all, whenever necessary, we may be forced to decelerate or curtail certain of our operations until such time as additional capital becomes available.
Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, raw materials, and other commodity prices. Strategic and operational risks may arise if we fail to carry out business operations and/or raise sufficient equity and/or debt financing. Strategic opportunities or threats may arise from a range of factors that might include changing economic and political circumstances and regulatory approvals and competitor actions. We seek to mitigate such risks by consideration of potential development opportunities and challenges.
Interest Rate Risk
Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. Cash and cash equivalents bear interest at market rates. Our financial debts have fixed rates of interest and therefore expose us to a limited interest rate fair value risk.
Commodities Price Risk
Price risk is the risk of variability in fair value due to movements in equity or market prices. The primary raw materials used by us aside from those cultivated internally are labels and packaging. Management believes a hypothetical 10% change in the price of these materials would not have a significant effect on our consolidated results of operations or cash flows, as these costs are generally passed through to our customers. However, such an increase could have an impact on our customers’ demand for our products, and we are not able to quantify the impact of such potential change in demand on our annual results of operations or cash flows.
COVID-19 Risk
We are monitoring COVID-19 closely, and although our operations have not been materially affected by the COVID-19 outbreak to date, the ultimate severity of the outbreak and its impact on the economic environment is uncertain. Our operations are ongoing as the cultivation, processing and sale of cannabis products is currently considered an essential business by the states in which we operate with respect to all customers (except for Massachusetts, where cannabis has been deemed essential only for medical patients). In all locations where regulations have been enabled by governmental authorities, we have expanded consumer delivery options and curbside pickup to help protect the health and safety of our employees and customers. The pandemic has not materially impacted our business operations or liquidity position to date. We continue to generate operating cash flows to meet our short-term liquidity needs. The uncertain nature of the spread of COVID-19 may impact our business operations for reasons including the potential quarantine of our employees or those of our supply chain partners or a change in our designation as “essential” in states where we do business that currently or in the future impose restrictions on business operations.

ITEM 4. CONTROLS AND PROCEDURES
a.Disclosure Controls and Procedures.
As of the end of the period covered by this report, our Principal Executive Officer and Principal Financial Officer evaluated our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (2) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.
Subsequent to March 31, 2021, the Company’s management identified a material weakness related to the maintenance and updating of vendor records in connection with the accounts payable cycle that occurred during the three months ended March 31, 2021. Management has taken immediate action to begin remediating the material weakness, including enhancing and better defining cash disbursement controls to prevent and timely detect unauthorized cash disbursements. The material weakness did not result in a material misstatement of the Company’s financial statements included in this report or in other periodic filings, and management is working to complete the remediation during the second quarter of 2021.
b.Changes in Internal Control Over Financial Reporting.
Other than as described above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation described above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
On December 4, 2020, the TVP Parties filed a complaint in the Circuit Court of the State of Michigan, County of Oakland, asserting claims against FPAW and AWH. The case number for the action is 2020-184972-CB. The TVP Parties alleged that FPAW and AWH had breached multiple contracts with the TVP Parties for the sale of medical cannabis-zoned real estate locations throughout Michigan. The TVP Parties asked the court to grant specific performance of the contracts with AWH and FPAW, which, if granted, would have resulted in AWH issuing approximately 4.8 million common units (reflecting the 2-for-1 reverse split effected on April 22, 2021, the “Reverse Split”) and paying approximately $16.5 million in cash to the TVP Parties in exchange for the properties subject to the agreements. AWH and FPAW filed an answer to the complaint on January 28, 2021.
On April 14, 2021, the TVP Parties, FPAW and AWH entered into the Settlement Agreement, which provides for, among other items, the dismissal of all claims brought by the TVP Parties against FPAW and AWH upon performance of each parties’ obligations under the Settlement Agreement. Pursuant to the Settlement Agreement, FPAW and AWH are required to deliver a cash payment of $9 million to TVP, LLC on the date of the Settlement Agreement, with an additional cash payment of $5.48 million due on or before January 1, 2022. In addition, on April 14, 2021 upon the execution of the Settlement Agreement, AWH issued 4,769,531 common units of AWH (reflecting the Reverse Split) to an escrow account, to be held in the name of the escrow agent (the “Escrow Units”). The Escrow Units converted into shares of Class A common stock upon the Conversion in the same manner as all other common units of AWH. Also as part of the Settlement Agreement, AWH issued 254,507 common units of AWH (taking into account the Reverse Split) to a party to one of the agreements that was not a party to the litigation matter.
Upon the receipt of the initial cash payment of $9 million and the issuance of the Escrow Units, the TVP Parties filed a stipulated order dismissing all lawsuits, with prejudice and without costs, against FPAW and AWH. The Escrow Units are issued and outstanding and will remain in the escrow account until such time as the TVP

Parties exercise the Put Option to hold the Escrow Units directly. Upon their exercise of the Put Option, the Escrow Units shall be released to the TVP Parties and the TVP Parties shall transfer to FPAW the equity interests of the entities that hold real estate in Grand Rapids, MI. The Put Option is required to be exercised by the TVP Parties within three years of the date of the Settlement Agreement. FPAW and AWH are entitled to use the subject properties until such time as the Put Option is exercised. For additional information regarding this matter please see Note 15, “Commitments and Contingencies,” to the Financial Statements in this Form 10-Q.
On January 21, 2021, the Division of Professional Regulation of the Illinois Department of Financial and Professional Regulation (the “IDFPR”) filed an administrative law complaint against Health Central, LLC, d/b/a Ascend, and three former employees of Ascend’s dispensary in Collinsville, Illinois. On March 2, 2021, the IDFPR filed an amended complaint removing pre-2020 claims under the adult use statute, but keeping those claims under the medical use statute. The complaint contained twelve counts alleging compliance and security violations at the dispensary between November 2019 and January 2020 and one incident in June 2020. On April 28, 2021, the parties entered into a confidential, nondisciplinary consent order which provided for the complete dismissal of the matter.
ITEM 1A. RISK FACTORS.
You should consider carefully the risks and uncertainties described below in evaluating our business, which we believe are material risks associated therewith. Our business, financial condition, operating results or growth prospects could be harmed by any of these risks. In such an event, the trading price of our Class A common stock could decline, and you may lose all or part of your investment.
Risks Related to Ownership of Our Class A Common Stock
We do not intend to pay dividends on our shares of Class A common stock and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our shares of Class A common stock.
We have never declared or paid any cash dividend on our shares of Class A common stock and do not currently intend to do so in the foreseeable future. We currently anticipate that we will retain future earnings, if materialized, for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends in the foreseeable future. Therefore, the success of an investment in our shares of Class A common stock will depend upon any future appreciation in their value. Our shares of Class A common stock may not appreciate in the short term or long term or even maintain the price at which said shares of Class A common stock were purchased. A holding of shares of Class A common stock is speculative and involves a high degree of risk and should be undertaken only by holders whose financial resources are sufficient to enable them to assume such risks and who have no need for immediate liquidity in their investment. Holding shares of Class A common stock is appropriate only for holders who have the capacity to absorb a loss of some or all of their holdings.
Our voting control will be concentrated.
Abner Kurtin, one of our founders and our Chief Executive Officer, and Frank Perullo, one of our founders and our Chief Strategy Officer, have the ability to exercise significant voting power with respect to our outstanding shares because of the shares of Class B common stock that are held by AGP, an entity Mr. Kurtin and Mr. Perullo control. Shares of Class B common stock are entitled to 1,000 votes per share. Mr. Kurtin and Mr. Perullo control approximately 18% of our total issued and outstanding shares and approximately 41% of the voting power attached to all of our issued and outstanding shares.
As a result, Mr. Kurtin and Mr. Perullo have the ability to exercise significant voting power on decisions that require stockholder approval, including the election and removal of directors and significant corporate transactions. This ability to exercise significant voting power could delay, defer or prevent a change of control, arrangement or merger or sale of all or substantially all of our assets that our other stockholders may support, which in turn could have a material adverse effect on the market price of our Class A common stock. Conversely, this concentrated control could allow the holders of the Class B common stock to consummate such a transaction that our other stockholders do not support. In addition, the holders of the Class B common stock may make long-term strategic investment decisions and take risks that may not be successful and/or may seriously harm our business.

Additionally, Mr. Kurtin serves as Chair of our Board and Mr. Perullo serves as one of our directors.
Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, subject to limited exceptions described in our certificate of incorporation. Each share of our Class B common stock is convertible at any time at the option of the Class B holder into one share of Class A common stock. The conversion of Class B common stock to Class A common stock would dilute the overall voting power of Mr. Kurtin and Mr. Perullo and the voting power of holders of Class A common stock in terms of voting power within the Class A common stock.
Our capital structure and voting control may cause unpredictability in the price of our Class A common stock.
Given the concentration of voting control that is held by the holders of the Class B common stock, this capital structure and voting control could result in a lower trading price for, or greater fluctuations in, the trading price of our shares of Class A common stock, adverse publicity or other adverse consequences.
The market price for the shares of Class A common stock may be volatile, which may affect the price at which you could sell the shares of Class A common stock.
The market price for securities of cannabis companies generally are likely to be volatile. In addition, the market price for the shares of Class A common stock has been and may be subject to wide fluctuations in response to numerous factors beyond our control, including, but not limited to:
•actual or anticipated fluctuations in our quarterly results of operations;
•recommendations by securities research analysts;
•changes in the economic performance or market valuations of companies in the industry in which we operate;
•addition or departure of our executive officers and other key personnel;
•release or expiration of transfer restrictions on outstanding shares of Class A common stock;
•sales or perceived sales of additional shares of Class A common stock;
•operating and financial performance that varies from the expectations of management, securities analysts and investors;
•regulatory changes affecting our industry generally and our business and operations both domestically and abroad, or legislative or regulatory decisions to halt adult-use or medical cannabis programs;
•announcements of developments and other material events by us or our competitors;
•fluctuations in the costs of vital production materials and services;
•changes in global financial markets and global economies and general market conditions, such as interest rates and pharmaceutical product price volatility;
•significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors;
•operating and share price performance of other companies that investors deem comparable to us or from a lack of market comparable companies; and
•news reports relating to trends, concerns, technological or competitive developments, regulatory changes and other related issues in our industry or target markets.
Financial markets have at times historically experienced significant price and volume fluctuations that: (i) have particularly affected the market prices of equity securities of companies, and (ii) have often been unrelated to the operating performance, underlying asset values or prospects of such companies. Accordingly, the market price of the shares of Class A common stock from time to time may decline even if our operating results, underlying asset values or prospects have not changed. Additionally, these factors, as well as other related factors, may cause decreases in asset values that may result in impairment losses to us. Further fluctuations in price and volume of equity securities may occur in the future. If increased levels of volatility and market turmoil continue, our operations could be adversely impacted, and the trading price of the shares of Class A common stock may be materially adversely affected.

We may face liquidity risks.
Shares of Class A common stock are listed on the CSE and continued listing of our Class A common stock will be subject to us continuing to fulfill all of the ongoing requirements of the CSE. We cannot predict at what prices the shares of Class A common stock will continue to trade, and an active trading market may not be sustained.
Our shares of Class A common stock do not currently trade on any U.S. securities exchange. In the event our shares of Class A common stock do trade on any U.S. securities exchange, we cannot predict at what prices the shares of Class A common stock will trade and there is no assurance that an active trading market will develop or be sustained.
We are subject to increased costs as a result of being a United States company listed on the CSE.
Shares of our Class A common stock are listed on the CSE and we are subject to rules and regulations of the SEC and Canadian securities regulators. As a result, we will be subject to the reporting requirements, rules and regulations under the applicable Canadian and U.S. securities laws and rules of stock exchanges on which our securities may be listed. The requirements of existing and potential future rules and regulations will increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming or costly and may place undue strain on our personnel, systems and resources, which could adversely affect our business, financial condition and results of operations.
We face costs of maintaining a public listing.
There are costs associated with legal, accounting and other expenses related to regulatory compliance. Securities legislation and the rules and policies of the CSE require listed companies to, among other things, adopt corporate governance and related practices, and to continuously prepare and disclose material information, all of which add to a company’s legal and financial compliance costs. We may also elect to devote greater resources on communication and other activities typically considered important by publicly traded companies.
Anti-takeover provisions in our certificate of incorporation and bylaws and Delaware law could discourage a takeover.
Our certificate of incorporation and bylaws contain provisions that might enable our management to resist a takeover. These provisions include:
•authorizing the issuance of “blank check” preferred stock that could be issued by our Board to increase the number of outstanding shares and thwart a takeover attempt;
•advance notice requirements applicable to stockholders for matters to be brought before a meeting of stockholders and requirements as to the form and content of a stockholder’s notice;
•restrictions on the transfer of our outstanding shares of Class B common stock, which shares represent approximately 28% of the voting rights of our capital stock;
•the dual-class structure of our common stock, which gives our founders significant influence over all matters requiring stockholder approval, including the election of directors, amendments to our charter documents and significant corporate transactions, such as a merger or other sale of our company or its assets;
•the inability of our stockholders to act by written consent;
•a requirement that the authorized number of directors may be changed only by resolution of the Board;
•allowing all vacancies, including newly created directorships, to be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum, except as otherwise required by law;
•limiting the forum for certain litigation against us to Delaware; and
•limiting the persons that can call special meetings of our stockholders to our Board, the chief executive officer, the president, the secretary or a majority of the authorized number of directors.
These provisions might discourage, delay or prevent a change in control of our company or a change in our Board or management. The existence of these provisions could adversely affect the voting power of holders of Class A common stock and limit the price that investors might be willing to pay in the future for shares of our Class

A common stock. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder.
We may issue shares of preferred stock in the future, which could make it difficult for another company to acquire us or could otherwise adversely affect holders of our Class A common stock, which could depress the price of our Class A common stock.
Our certificate of incorporation authorizes us to issue one or more series of preferred stock. Our Board has the authority to determine the preferences, limitations and relative rights of the shares of preferred stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by our stockholders. Our preferred stock could be issued with voting, liquidation, dividend and other rights superior to the rights of our Class A common stock. The potential issuance of preferred stock may delay or prevent a change in control of us, discourage bids for our Class A common stock at a premium to the market price, and materially and adversely affect the market price and the voting and other rights of the holders of our Class A common stock.
Our bylaws provide that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our bylaws provide that, unless we consent to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of fiduciary duty owed by any of our directors, officers or other employees to us or to our stockholders, (iii) any action asserting a claim arising pursuant to the Delaware General Corporation Law or our certificate of incorporation or bylaws, (iv) any action to interpret apply, enforce or determine the validity of our certificate of incorporation or bylaws, or (v) any action asserting a claim governed by the internal affairs doctrine.
This exclusive forum provision would not apply to suits brought to enforce any liability or duty created by the Securities Act or the Exchange Act of 1934, as amended (the “Exchange Act”) or any other claim for which the federal courts have exclusive jurisdiction. Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act or the Exchange Act.
The choice of forum provisions above may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees or could result in increased costs for a stockholder to bring a claim, both of which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find the choice of forum provision contained in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.
It may be difficult to enforce civil liabilities in the U.S. under Canadian securities laws.
We are incorporated in the State of Delaware and our corporate headquarters are located in New York. A majority of our directors and executive officers and certain of the experts named in this Quarterly Report on Form 10-Q reside principally in the U.S. and the majority of our assets and all or a substantial portion of the assets of these persons is located outside of Canada. It may be difficult for investors who reside in Canada to effect service of process upon these persons in Canada, or to enforce a Canadian court judgment predicated upon the civil liability provisions of the Canadian securities laws against us or any of these persons. U.S. courts may refuse to hear a claim based on an alleged violation of Canadian securities laws against us or these persons on the grounds that the U.S. is not the most appropriate forum in which to bring a claim. Even if a U.S. court agrees to hear a claim, it may determine that U.S. law and not Canadian law is applicable to the claim. If Canadian law is found to be applicable, the content of applicable Canadian law must be proved as a fact, which can be a time-consuming and costly process. Certain matters of procedure will also be governed by U.S. law.

We are an SEC foreign issuer under Canadian securities laws and, therefore, are exempt from certain requirements of Canadian securities laws applicable to other Canadian reporting issuers.
Although we are currently a reporting issuer in Canada, we are an “SEC foreign issuer” as defined in National Instrument 71-102 – Continuous Disclosure and Other Exemptions Relating to Foreign Issuers, and are exempt from certain Canadian securities laws relating to continuous disclosure obligations and proxy solicitation if we comply with certain reporting requirements applicable in the U.S., provided that the relevant documents filed with the SEC are filed in Canada and sent to our stockholders in Canada to the extent and in the manner and within the time required by applicable U.S. requirements. In some cases, the disclosure obligations applicable in the U.S. are different or less onerous than the comparable disclosure requirements applicable in Canada for a Canadian reporting issuer that is not exempt from Canadian disclosure obligations. Therefore, there may be less or different publicly available information about us than would be available if we were a Canadian reporting issuer that is not exempt from such Canadian disclosure obligations. While we expect to be an SEC foreign issuer for the foreseeable future, we may lose the ability to rely upon such exemption in the event of a significant increase in the number of our Canadian resident stockholders and/or in the event of a significant change in the administration of our business or the location of our assets, which would in turn require us, as a consequence, to comply with the Canadian disclosure requirements in addition to those of the U.S., thereby necessitating the devotion of further administrative and legal resources in order to meet such requirement.
Risks Related to Our Business and Industry
Cannabis remains illegal under U.S. federal law, and enforcement of cannabis laws could change.
We are currently engaged in the cannabis industry in the United States, both directly and indirectly, where local and state laws permit such activities. However, investors are cautioned that cannabis is a Schedule I controlled substance pursuant to the United States Controlled Substances Act (21 U.S.C. § 811) (the “CSA”), and is illegal under U.S. federal law. Even in those states in which the use of cannabis has been legalized, its use, cultivation, sale and distribution remains a violation of federal law. Since federal law criminalizing the use of cannabis preempts state laws that legalize its use, strict enforcement of federal law regarding cannabis would harm our business, prospects, results of operation, and financial condition.
Unlike in Canada, which has federal legislation uniformly governing the cultivation, distribution, sale and possession of medical and adult-use cannabis, for both adult-use and medical purposes, cannabis is largely regulated at the state level in the United States. To date, the cultivation and sale of cannabis for medical uses has been legalized in 36 states, four of five permanently inhabited U.S. territories and the District of Columbia. The adult-use of cannabis has been legalized in 18 states and the District of Columbia, though the voter-approved constitutional amendment legalizing adult-use cannabis in South Dakota is currently being challenged. Although certain U.S. states have legalized the sale of medical or adult-use cannabis, the sale, distribution, and cultivation of cannabis and cannabis-related products remains illegal under U.S. federal law pursuant to the CSA. The CSA classifies cannabis as a Schedule I controlled substance, and as such, medical and adult-use cannabis use is illegal under U.S. federal law.
Unless and until the United States Congress (“Congress”) amends the CSA with respect to cannabis (and the President approves such amendment), there is a risk that federal authorities may enforce current federal law. If that occurs, we may be deemed to be producing, cultivating or dispensing cannabis and drug paraphernalia in violation of federal law. Any person connected to the cannabis industry in the United States may be at risk of federal criminal prosecution and civil liability in the United States. Any investments may be subject to civil or criminal forfeiture and total loss.
We are directly or indirectly engaged in the medical and adult-use cannabis industry in the United States where local state law permits such activities. Although our activities are believed to be compliant with applicable state and local laws, strict compliance with state and local laws with respect to cannabis may neither absolve us from liability under United States federal law, nor may it provide a defense to any federal proceeding which may be brought against us. There can be no assurances that the federal government of the United States will not seek to enforce the applicable laws against us. Enforcement of federal law regarding cannabis is a significant risk and would greatly harm our business, prospects, revenue, results of operation and financial condition.

Due to the conflicting views between state legislatures and the federal government regarding cannabis, cannabis businesses are subject to inconsistent laws and regulations. The Obama administration attempted to address the inconsistent treatment of cannabis under state and federal law in August 2013 in a memorandum which then-Deputy Attorney General James Cole sent to all U.S. District Attorneys (the “Cole Memorandum”). The Cole Memorandum outlined certain priorities for the Department of Justice (the “DOJ”) relating to the prosecution of cannabis offenses and noted that, in jurisdictions that have enacted laws legalizing cannabis in some form and that have also implemented strong and effective regulatory and enforcement systems to control the cultivation, processing, distribution, sale and possession of cannabis, conduct in compliance with such laws and regulations was not a priority for the DOJ. However, the DOJ did not provide (and has not provided since) specific guidelines for what regulatory and enforcement systems would be deemed sufficient under the Cole Memorandum.
On January 4, 2018, then-U.S. Attorney General Jeff Sessions formally issued a memorandum (the “Sessions Memorandum”) which rescinded the Cole Memorandum effective upon its issuance. The Sessions Memorandum stated, in part, that current law reflects “Congress’ determination that cannabis is a dangerous drug and cannabis activity is a serious crime,” and Mr. Sessions directed all U.S. Attorneys to enforce the laws enacted by Congress and to follow well-established principles when pursuing prosecutions related to cannabis activities.
As a result of the Sessions Memorandum, federal prosecutors are now free to utilize their prosecutorial discretion to decide whether to prosecute cannabis activities, despite the existence of state-level laws that may be inconsistent with federal prohibitions. No direction was given to federal prosecutors in the Sessions Memorandum as to the priority they should ascribe to such cannabis activities, and thus it is uncertain how active U.S. federal prosecutors will be in relation to such activities.
There can be no assurance that the federal government will not enforce federal laws relating to cannabis and seek to prosecute cases involving cannabis businesses that are otherwise compliant with state laws in the future. Mr. Sessions resigned as U.S. Attorney General on November 7, 2018. On February 14, 2019, William Barr was confirmed as U.S. Attorney General. On January 7, 2021, then President-elect Joe Biden announced his nomination of current Chief Judge of the United States Court of Appeals for the District of Columbia Circuit, Merrick Garland, to succeed Mr. Barr as the U.S. Attorney General. Merrick Garland was officially sworn in as Attorney General of the United States on March 11, 2021. It is unclear what impact this development will have on U.S. federal government enforcement policy.
We may be subject to action by the U.S. federal government.
Since the cultivation, processing, production, distribution and sale of cannabis for any purpose, medical, adult-use or otherwise, remain illegal under U.S. federal law, it is possible that we may be forced to cease activities. The U.S. federal government, through, among others, the DOJ, its sub-agency, the Drug Enforcement Administration (the “DEA”), and the Internal Revenue Service (“IRS”), has the right to actively investigate, audit and shut down cannabis growing facilities, processors and retailers. The U.S. federal government may also attempt to seize our property. Any action taken by the DOJ, the DEA and/or the IRS to interfere with, seize or shut down our operations will have an adverse effect on our business, prospects, revenue, results of operation and financial condition.
Because federal law criminalizing the use of cannabis preempts state laws that legalize its use, the federal government can assert criminal violations of federal law despite state laws permitting the use of cannabis. While it does not appear that federal law enforcement and regulatory agencies are focusing resources on licensed cannabis related businesses that are operating in compliance with state law, this could change at any time. Additionally, while the MORE Act was passed by the House of Representatives on December 4, 2020, there is no assurance that the bill will be passed by the Senate or signed into law by the President. The MORE Act was not passed by the Senate prior to the end of the 116th Congress and would need to be reintroduced and passed by the House of Representatives and Senate and signed into law by the president. As the rescission of the Cole Memorandum and the implementation of the Sessions Memorandum demonstrate, the DOJ may at any time issue additional guidance that directs federal prosecutors to devote more resources to prosecuting cannabis related businesses. If the DOJ under the Biden administration aggressively pursues financiers or equity owners of cannabis-related businesses, and U.S. Attorneys follow the DOJ policies through pursuing prosecutions, then we could face:
•seizure of our cash and other assets used to support or derived from our cannabis subsidiaries;
•the arrest of our employees, directors, officers, managers and investors;
•ancillary criminal violations of the Controlled Substances Act for aiding and abetting, and conspiracy to violate the Controlled Substances Act by providing financial support to cannabis companies that service or provide goods to state-licensed or permitted cultivators, processors, distributors and/or retailers of cannabis; and
•the barring of our employees, directors, officers, managers and investors who are not U.S. citizens from entry into the United States for life.
Because the Cole Memorandum was rescinded, the DOJ under the current or new administration or an aggressive federal prosecutor could allege that us and our Board, our executive officers and, potentially, our stockholders, “aided and abetted” violations of federal law by providing finances and services to our portfolio cannabis companies. Under these circumstances, federal prosecutors could seek to seize our assets, and to recover the “illicit profits” previously distributed to stockholders resulting from any of our financing or services. In these circumstances, our operations would cease, stockholders may lose their entire investments and directors, officers and/or stockholders may be left to defend any criminal charges against them at their own expense and, if convicted, be sent to federal prison.
Additionally, there can be no assurance as to the position the new administration under President Biden may take on cannabis, and the new administration could decide to enforce the federal laws strongly. Any enforcement of current federal cannabis laws could cause significant financial damage to us and our stockholders. Further, President Biden’s administrations may choose to treat cannabis differently and potentially enforce the federal laws more aggressively.
Violations of any federal laws and regulations could result in significant fines, penalties, administrative sanctions, convictions or settlements arising from civil proceedings conducted by either the federal government or private citizens, or criminal charges, including, but not limited to, disgorgement of profits, cessation of business activities or divestiture. These results could have a material adverse effect on us, including our reputation and ability to conduct business, our holding (directly or indirectly) of cannabis licenses in the United States, the listing of our Class A common stock on various stock exchanges, our financial position, operating results, profitability or liquidity or the market price of our shares of Class A common stock. In addition, it is difficult to estimate the time or resources that would be needed for the investigation or final resolution of any such matters because: (i) the time and resources that may be needed depend on the nature and extent of any information requested by the authorities involved, and (ii) such time or resources could be substantial.
U.S. state regulation of cannabis is uncertain.
Our activities are, and will continue to be, subject to evolving regulation and interpretation by various governmental authorities. The medical and adult-use cannabis industries are subject to various local, state and federal laws, regulations, guidelines, and licensing requirements relating to the manufacture, sale, distribution, management, transportation, storage, and disposal of cannabis, as well as being subject to laws and regulations relating to health and safety, the conduct of operations, and the protection of the environment. There is no assurance that state laws legalizing and regulating the sale and use of cannabis will not be repealed or overturned, or that local governmental authorities will not limit the applicability of state laws within their respective jurisdictions. Given the current regulatory environment in the United States, new risks may emerge, and management may not be able to predict all such risks. If the U.S. federal government begins to enforce U.S. federal laws relating to cannabis in states where the sale and use of cannabis is currently legal, or if existing state laws are repealed or curtailed, our business or operations in those states or under those laws would be materially and adversely affected. Federal actions against any individual or entity engaged in the cannabis industry or a substantial repeal of cannabis related legislation could adversely affect us, our business and our assets or investments.

As a result of the conflicting views between state legislatures and the federal government regarding cannabis, the rulemaking process at the state level that applies to cannabis operators in any state will be ongoing and result in frequent changes. As a result, a compliance program is essential to manage regulatory risk. All of our implemented operating policies and procedures are compliance-based and are derived from the state regulatory structure governing ancillary cannabis businesses and their relationships to state-licensed or permitted cannabis operators, if any. Notwithstanding our efforts and diligence, regulatory compliance and the process of obtaining regulatory approvals can be costly and time-consuming. No assurance can be given that we will receive or will continue to hold the requisite licenses, permits or cards to operate our businesses as currently operated or as proposed to be operated in the future, or that we will be able to complete business transactions, including acquisitions or transfers of licenses, permits, cards or other property.
In addition, local laws and ordinances could restrict our business activity. Although our operations are legal under the laws of the states in which we operate, local governments have the ability to limit, restrict and ban cannabis businesses from operating within their jurisdiction. Land use, zoning, local ordinances and similar laws could be adopted or changed and have a material adverse effect on our business.
Multiple states where medical and/or adult-use cannabis is legal have or are considering special taxes or fees on businesses in the cannabis industry. It is uncertain at this time whether other states are in the process of reviewing such additional taxes and fees. The implementation of special taxes or fees could have a material adverse effect upon our business, prospects, revenue, results of operation and financial condition.
We are affected by the dynamic laws and regulations of the industry.
The success of our business strategy depends on the legality of the cannabis industry. The constant evolution of laws and regulations affecting the cannabis industry could detrimentally affect us. Our current and proposed operations are subject to a variety of local, state and federal medical cannabis laws and regulations relating to the manufacture, management, transportation, storage and disposal of cannabis, as well as laws and regulations relating to consumable products health and safety, the conduct of operations and the protection of the environment. These laws and regulations are broad in scope and subject to evolving interpretations, which could require us to incur substantial costs associated with compliance or alter certain aspects of their business plans.
In addition, violations of these laws, or allegations of such violations, could disrupt certain aspects of our business plans and result in a material adverse effect on certain aspects of its planned operations. These laws and regulations are rapidly evolving and subject to change with minimal notice. Regulatory changes may adversely affect our profitability or cause us to cease operations entirely. If cannabis is legalized at the federal level, our business and operations could be negatively affected if such legalization permits cannabis to be transported or sold across state lines, which could disrupt wholesale pricing in states with high wholesale prices. The cannabis industry may come under the scrutiny or further scrutiny by the U.S. Food and Drug Administration (the “FDA”), SEC, the DOJ, the Financial Industry Regulatory Authority or other federal or applicable state or nongovernmental regulatory authorities or self-regulatory organizations that supervise or regulate the production, distribution, sale or use of cannabis for medical or adult-use purposes in the United States.
It is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any proposals will become law. The medical and adult-use cannabis industries are subject to significant regulatory change at both the state and federal level. The regulatory uncertainty surrounding the industries may adversely affect our business and operations, including without limitation, the costs to remain compliant with applicable laws and the impairment of its business or the ability to raise additional capital. In addition, we will not be able to predict the nature of any future laws, regulations, interpretations or applications, and it is possible that regulations may be enacted in the future that will be directly applicable to its business. For example, see “Risk Factors - We may be subject to heightened scrutiny by Canadian regulatory authorities” below.
State regulatory agencies may require us to post bonds, maintain large insurance policies or post significant fees.
There is a risk that a greater number of state regulatory agencies will begin requiring entities engaged in certain aspects of the legal cannabis industry to post a bond or significant fees when applying, for example, for a dispensary license or renewal as a guarantee of payment of sales and franchise taxes. We are not able to quantify at this time the potential scope of such bonds or fees in the states in which we currently operate or may in the future operate. Any bonds or fees of material amounts could have a negative impact on the ultimate success of our business.
We may be subject to heightened scrutiny by Canadian regulatory authorities.
Our Class A common stock is traded on the CSE. Our business, operations and investments in the United States, and any future business, operations or investments, may become the subject of heightened scrutiny by regulators, stock exchanges and other authorities in Canada and the United States. As a result, we may be subject to significant direct and indirect interaction with public officials. There can be no assurance that this heightened scrutiny will not in turn lead to the imposition of certain restrictions on our ability to operate or invest in the United States or any other jurisdiction.
In 2017, there were concerns that the Canadian Depository for Securities Limited, through its subsidiary CDS Clearing and Depository Services Inc. (“CDS”), Canada’s central securities depository (clearing and settling trades in the Canadian equity, fixed income and money markets), would refuse to settle trades for cannabis issuers that have investments in the United States. However, CDS has not implemented this policy.
On February 8, 2018, the Canadian Securities Administrators published Staff Notice 51-352 describing the Canadian Securities Administrators’ disclosure expectations for specific risks facing issuers with cannabis-related activities in the U.S. Staff Notice 51-352 confirms that a disclosure-based approach remains appropriate for issuers with U.S. cannabis-related activities. Staff Notice 51-352 includes additional disclosure expectations that apply to all issuers with U.S. cannabis-related activities, including those with direct and indirect involvement in the cultivation and distribution of cannabis, as well as issuers that provide goods and services to third parties involved in the U.S. cannabis industry.
On February 8, 2018, following discussions with the Canadian Securities Administrators and recognized Canadian securities exchanges, the TMX Group, which is the owner and operator of CDS, announced the signing of a Memorandum of Understanding (“MOU”) with Aequitas NEO Exchange Inc., the CSE, the Toronto Stock Exchange and the TSX Venture Exchange. The MOU outlines the parties’ understanding of Canada’s regulatory framework applicable to the rules, procedures and regulatory oversight of the exchanges and CDS as it relates to issuers with cannabis-related activities in the United States. The MOU confirms, with respect to the clearing of listed securities, that CDS relies on the Canadian securities exchanges to review the conduct of listed issuers.
The MOU notes that securities regulation requires that the rules of each of the exchanges must not be contrary to the public interest and that the rules of each of the exchanges have been approved by the securities regulators. Pursuant to the MOU, CDS will not ban accepting deposits of or transactions for clearing and settlement of securities of issuers with cannabis-related activities in the United States.
Although the MOU indicated that there are no plans to ban the settlement of securities through CDS, there can be no guarantee that this approach to regulation will continue in the future. If such a ban were implemented at a time when shares of Class A common stock are listed on a Canadian stock exchange, it would have a material adverse effect on the ability of holders of shares of Class A common stock to make and settle trades. In particular, the shares of Class A common stock would become highly illiquid until an alternative (if available) was implemented, and investors would have no ability to effect a trade of shares of Class A common stock through the facilities of the applicable Canadian stock exchange.
We face risks associated with a change in U.S. administrations.
The inauguration of President Joseph Biden Jr. in January 2021 has created political uncertainty with respect to the regulation of cannabis in the U.S. federally. This uncertainty may include issues such as enforcement of the U.S. federal laws including those with respect to the cannabis industry. Implementation by the U.S. of new legislative or regulatory regimes could impose additional costs on us, decrease U.S. demand for our products or otherwise negatively impact us, which may have a material adverse effect on the Company’s business, financial condition and operations.

We may face limitations on ownership of cannabis licenses.
In certain states, the cannabis laws and regulations limit not only the number of cannabis licenses and types of licenses issued, but also the number of cannabis licenses and types that one person or entity may own. We believe that, where such restrictions apply, the Company may still recognize revenue in the market through wholesale sales, exclusive marketing relations, the provision of management or support services, and joint ventures or similar contractual relationships with other operators to ensure continued compliance with the applicable regulatory guidelines. In addition, states may require that certain qualified applicants or individuals participate in the ownership of the licensed entity. Currently, we have joint ventures or contractual relationships with third parties in Illinois, Michigan and Ohio. Nevertheless, such limitations on the ownership of additional licenses within certain states may limit our ability to expand in such states.
We face risks associated with licensing relating to supply, supply chain and market constraints.
The cannabis laws and regulations of states in which we operate limit the granting and number of licenses granted for dispensaries and cultivation and production facilities. The number of licenses by category, and issuance of individual licenses, may be limited, delayed, denied or otherwise unissued. This separate treatment of individual licenses as well as license categories, along with limits set on the number of licenses granted in each of these operating categories, can result in market and supply chain risks including, for example, mismatch between cultivation and production facilities and dispensaries relating to availability and production of cannabis products. This can result in, among other things, market, pricing and supply risks, which may have a material effect on the Company’s business, financial condition and operations.
We may become subject to FDA or Bureau of Alcohol, Tobacco, Firearms and Explosives (“ATF”) regulation.
Cannabis remains a Schedule I controlled substance under U.S. federal law. If the federal government reclassifies cannabis to a Schedule II controlled substance, it is possible that the FDA would seek to regulate cannabis under the Food, Drug and Cosmetics Act of 1938. Additionally, the FDA may issue rules and regulations, including good manufacturing practices, related to the growth, cultivation, harvesting, processing and labeling of medical cannabis. Clinical trials may be needed to verify the efficacy and safety of cannabis. It is also possible that the FDA would require facilities where medical use cannabis is grown to register with the FDA and comply with certain federally prescribed regulations. If some or all of these regulations are imposed, the impact they would have on the cannabis industry is unknown, including the costs, requirements and possible prohibitions that may be enforced. If we are unable to comply with the potential regulations or registration requirements prescribed by the FDA, it may have an adverse effect on our business, prospects, revenue, results of operation and financial condition.
It is also possible that the federal government could seek to regulate cannabis under the ATF. The ATF may issue rules and regulations related to the use, transporting, sale and advertising of cannabis or cannabis products, including smokeless cannabis products.
Cannabis businesses are subject to applicable anti-money laundering laws and regulations and have restricted access to banking and other financial services.
We are subject to a variety of laws and regulations in the United States that involve money laundering, financial record-keeping and proceeds of crime, including the U.S. Currency and Foreign Transactions Reporting Act of 1970 (the “Bank Secrecy Act”) as amended by Title III of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (which we refer to as the USA Patriot Act), and any related or similar rules, regulations or guidelines, issued, administered or enforced by governmental authorities in the United States. Since the cultivation, manufacture, distribution and sale of cannabis remains illegal under the CSA, banks and other financial institutions providing services to cannabis-related businesses risk violation of federal anti-money laundering statutes (18 U.S.C. §§ 1956 and 1957) and the Bank Secrecy Act, among other applicable federal statutes. Accordingly, pursuant to the Bank Secrecy Act, banks or other financial institutions that provide a cannabis business with a checking account, debit or credit card, small business loan or any other service could be criminally prosecuted for willful violations of money laundering statutes, in addition to being subject to other criminal, civil, and regulatory enforcement actions.

Banks often refuse to provide banking services to businesses involved in the cannabis industry due to the present state of the laws and regulations governing financial institutions in the U.S. The lack of banking and financial services presents unique and significant challenges to businesses in the cannabis industry. The potential lack of a secure place in which to deposit and store cash, the inability to pay creditors through the issuance of checks and the inability to secure traditional forms of operational financing, such as lines of credit, are some of the many challenges presented by the unavailability of traditional banking and financial services. The above-mentioned laws and regulations can impose criminal liability for engaging in certain financial and monetary transactions with the proceeds of a “specified unlawful activity” such as distributing controlled substances, including cannabis, which are illegal under federal law, and for failing to identify or report financial transactions that involve the proceeds of cannabis-related violations of the CSA. We may also be exposed to the foregoing risks.
In February 2014, the U.S. Department of the Treasury’s Financial Crimes Enforcement Network (“FinCEN”) issued a memorandum (the “FinCEN Memorandum”) providing instructions to banks seeking to provide services to cannabis-related businesses. The FinCEN Memorandum echoed the enforcement priorities of the Cole Memorandum and states that in some circumstances, it is permissible for banks to provide services to cannabis-related businesses without risking prosecution for violation of federal money laundering laws. The FinCEN Memorandum directed prosecutors to apply the enforcement priorities of the Cole Memorandum in determining whether to charge individuals or institutions with crimes related to financial transactions involving the proceeds of cannabis-related conduct.
The revocation of the Cole Memorandum has not yet affected the status of the FinCEN Memorandum, nor has FinCEN given any indication that it intends to rescind the FinCEN Memorandum itself. Shortly after the Sessions Memorandum was issued, FinCEN did state that it would review the FinCEN Memorandum, but FinCEN has not yet issued further guidance.
Although the FinCEN Memorandum remains intact, it is unclear whether the current administration will continue to follow its guidelines. The DOJ continues to have the right and power to prosecute crimes committed by banks and financial institutions, such as money laundering and violations of the Bank Secrecy Act, that occur in any state including states that have in some form legalized the sale of cannabis. Further, the conduct of the DOJ’s enforcement priorities could change for any number of reasons. A change in the DOJ’s priorities could result in the prosecution of banks and financial institutions for crimes that were not previously prosecuted.
If our operations, or proceeds thereof, dividend distributions or profits or revenues derived from our operations were found to be in violation of money laundering legislation or otherwise, such transactions may be viewed as proceeds from a crime (the sale of a Schedule I drug) under the Bank Secrecy Act’s money laundering provisions. This may restrict our ability to declare or pay dividends or effect other distributions.
The FinCEN Memorandum does not provide any safe harbors or legal defenses from examination or regulatory or criminal enforcement actions by the DOJ, FinCEN or other federal regulators. Thus, most banks and other financial institutions in the United States do not appear comfortable providing banking services to cannabis-related businesses or relying on this guidance given that it has the potential to be amended or revoked by the current administration. There are no assurances that this position will change under the Biden administration. In addition to the foregoing, banks may refuse to process debit card payments and credit card companies generally refuse to process credit card payments for cannabis-related businesses. As a result, we may have limited or no access to banking or other financial services in the United States. In addition, federal money laundering statutes and Bank Secrecy Act regulations discourage financial institutions from working with any organization that sells a controlled substance, regardless of whether the state it operates in permits cannabis sales. Our inability or limitation of our ability to open or maintain bank accounts, obtain other banking services and/or accept credit card and debit card payments may make it difficult for us to operate and conduct our business as planned or to operate efficiently.
Other potential violations of U.S. federal law resulting from cannabis-related activities include the Racketeer Influenced Corrupt Organizations Act (“RICO”). RICO is a federal statute providing criminal penalties in addition to a civil cause of action for acts performed as part of an ongoing criminal organization. Under RICO, it is unlawful for any person who has received income derived from a pattern of racketeering activity (which includes most felonious violations of the CSA), to use or invest any of that income in the acquisition of any interest, or the establishment or operation of, any enterprise which is engaged in interstate commerce. RICO also authorizes private parties whose properties or businesses are harmed by such patterns of racketeering activity to initiate a civil action against the individuals involved. Although RICO suits against the cannabis industry are rare, a few cannabis businesses have been subject to a civil RICO action. Defending such a case has proven extremely costly, and potentially fatal to a business’ operations.
On March 18, 2021, the Secure and Fair Enforcement Banking Act (the “SAFE Banking Act”) was reintroduced in the House of Representatives. On March 23, 2021, the bill was reintroduced in the Senate as well. The House previously passed the SAFE Banking Act in September 2019, but the measure stalled in the Senate. As written, the SAFE Banking Act would allow financial institutions to provide their services to state-legal cannabis clients and ancillary businesses serving state-legal cannabis businesses without fear of federal sanctions. There is no guarantee the SAFE Banking Act will become law in its current form, if at all.
In the event that any of our operations, or any proceeds thereof, any dividends or distributions therefrom, or any profits or revenues accruing from such operations in the United States were found to be in violation of money laundering legislation or otherwise, such transactions may be viewed as proceeds of crime under one or more of the statutes noted above or any other applicable legislation. This could restrict or otherwise jeopardize our ability to declare or pay dividends, effect other distributions or subsequently repatriate such funds back to Canada, and subject us to civil and/or criminal penalties. Furthermore, in the event that a determination was made that the proceeds from our operations (or any future operations or investments in the United States) could reasonably be shown to constitute proceeds of crime, we may decide or be required to suspend declaring or paying dividends without advance notice and for an indefinite period of time. We could likewise be required to suspend or cease operations entirely.
We operate in a highly regulated sector and may not always succeed in complying fully with applicable regulatory requirements in all jurisdictions where we carry on business.
Our business and activities are heavily regulated in all jurisdictions where we carry on business. Our operations are subject to various laws, regulations and guidelines by state and local governmental authorities relating to the manufacture, marketing, management, transportation, storage, sale, pricing and disposal of cannabis and cannabis oil, and also including laws and regulations relating to health and safety, insurance coverage, the conduct of operations and the protection of the environment. Laws and regulations, applied generally, grant government agencies and self-regulatory bodies broad administrative discretion over our activities, including the power to limit, require, or restrict business activities as well as impose additional disclosure requirements on our products and services. Achievement of our business objectives is contingent, in part, upon compliance with regulatory requirements enacted by these governmental authorities and obtaining all necessary regulatory approvals for the manufacture, production, storage, transportation, sale, import and export, as applicable, of our products, and as may be required in connection with any business transactions, including acquisition or transfer of licenses, permits, cards or other property. The commercial cannabis industry is still a new industry at the state and local level. The effect of relevant governmental authorities’ administration, application and enforcement of their respective regulatory regimes and delays in obtaining, or failure to obtain, applicable regulatory approvals which may be required may significantly delay or impact the development of markets, products and sales initiatives and could have a material adverse effect on our business, prospects, revenue, results of operation and financial condition.
While we endeavor to comply with all relevant laws, regulations and guidelines and we are in compliance or are in the process of being assessed for compliance with all such laws, regulations and guidelines, any failure to comply with the regulatory requirements applicable to our operations may lead to possible sanctions including the revocation or imposition of additional conditions on licenses to operate our business; the suspension or expulsion from a particular market or jurisdiction or of our key personnel; the imposition of additional or more stringent inspection, testing and reporting requirements; and the imposition of fines and censures. In addition, changes in regulations, more vigorous enforcement thereof or other unanticipated events could require extensive changes to our operations, increase compliance costs or give rise to material liabilities and/or revocation of our licenses and other permits, which could have a material adverse effect on our business, results of operations and financial condition. Furthermore, governmental authorities may change their administration, application or enforcement procedures at any time, which may adversely impact our ongoing costs relating to regulatory compliance.

We may face difficulties in enforcing our contracts.
Because our contracts involve cannabis and other activities that are currently illegal under U.S. federal law and the laws of certain other jurisdictions, we may face difficulties in enforcing our contracts in U.S. federal courts and certain state courts.
More specifically, some courts have determined that contracts relating to state legal cultivation and sale of cannabis are unenforceable on the grounds that they are illegal under federal law and therefore void as a matter of public policy. This could substantially impact the rights of parties making or defending claims involving us and any of our lenders or members.
It is a fundamental principle of law that a contract will not be enforced if it involves a violation of law or public policy. Notwithstanding that cannabis related businesses operate pursuant to the laws of states in which such activity is legal under state law, judges have on a number of occasions refused to enforce contracts for the repayment of money when the loan was used in connection with activities that violate federal law, even if there is no violation of state law. There remains doubt and uncertainty that we will be able to legally enforce contracts we enter into if necessary. As we cannot be assured that we will have a remedy for breach of contract, investors must bear the risk of the uncertainty in the law. If borrowers fail or refuse to repay loans and we are unable to legally enforce our contracts, we may suffer substantial losses for which we have no legal remedy. The inability of us to enforce any of our contracts could have a material adverse effect on our business, revenues, operating results, financial condition or prospects.
We have limited trademark and intellectual property protection.
As long as cannabis remains illegal under U.S. federal law as a Schedule I controlled substance pursuant to the CSA, the benefit of certain federal laws which may be available to most businesses, such as federal trademark protection, may not be available to us. Because producing, manufacturing, processing, possessing, distributing, selling and using cannabis is illegal under the CSA, the United States Patent and Trademark Office will not permit the registration of any trademark that identifies cannabis products. As a result, our intellectual property may never be adequately or sufficiently protected against use or misappropriation by third-parties. In addition, since the regulatory framework of the cannabis industry is in a constant state of flux, we can provide no assurance that we will ever obtain any protection of its intellectual property, whether on a federal, state or local level.
Any infringement or misappropriation of our intellectual property could damage its value and limit our ability to compete. We may have to engage in litigation to protect the rights to our intellectual property, which could result in significant litigation costs and require a significant amount of our time.
Competitors may also harm our sales by designing products that mirror our products or processes without infringing on our intellectual property rights. If we do not obtain sufficient protection for our intellectual property, or if we are unable to effectively enforce our intellectual property rights, our competitiveness could be impaired, which would limit our growth and future revenue.
We may also find it necessary to bring infringement or other actions against third parties to seek to protect our intellectual property rights. Litigation of this nature, even if successful, is often expensive and time-consuming to prosecute and there can be no assurance that we will have the financial or other resources to enforce our rights or be able to prevent other parties from developing similar products or processes or designing around our intellectual property.
We are and may continue to be subject to constraints on marketing our products.
We have committed and expect to continue committing significant resources and capital to develop and market existing products and new products and services. The development of our business and operating results may be adversely affected by applicable restrictions on sales and marketing activities imposed by regulatory bodies. Certain of the states in which we operate have enacted strict regulations regarding marketing and sales activities on cannabis products. There may be restrictions on sales and marketing activities imposed by government regulatory bodies that can hinder the development of our business and operating results. Restrictions may include regulations that specify what, where and to whom product information and descriptions may appear and/or be advertised. Marketing, advertising, packaging and labeling regulations also vary from state to state, potentially limiting the consistency and scale of consumer branding communication and product education efforts. The regulatory environment in the U.S. limits our ability to compete for market share in a manner similar to other industries. If we are unable to effectively market our products and compete for market share, or if the costs of compliance with government legislation and regulation cannot be absorbed through increased selling prices for our products, our sales and operating results could be adversely affected.
We face risks related to the results of future clinical research.
Research regarding the medical benefits, viability, safety, efficacy, dosing and social acceptance of cannabis or isolated cannabinoids (such as cannabidiol, commonly referred to as CBD, and tetrahydrocannabinol, commonly referred to as THC) remains in early stages. There have been relatively few clinical trials on the benefits of cannabis or isolated cannabinoids (such as CBD and THC). Although we believe that various articles, reports and studies support our beliefs regarding the medical benefits, viability, safety, efficacy, dosing and social acceptance of cannabis, future research and clinical trials may prove such statements to be incorrect, or could raise concerns regarding, and perceptions relating to, cannabis. Further, the federal illegality of cannabis and associated limits on our ability to properly fund and conduct research on cannabis and the lack of formal FDA oversight of cannabis, there is limited information about the long-term safety and efficacy of cannabis in its various forms, when combusted or combined with various cannabis and/or non-cannabis derived ingredients and materials or when ingested, inhaled, or topically applied. Future research or oversight may reveal negative health and safety effects, which may significantly impact our reputation, operations and financial performance.
Given these risks, uncertainties and assumptions, prospective purchasers of shares of Class A common stock should not place undue reliance on such articles and reports. Future research studies and clinical trials may draw opposing conclusions to those stated in this Quarterly Report on Form 10-Q or reach negative conclusions regarding the medical benefits, viability, safety, efficacy, dosing, social acceptance or other facts and perceptions related to cannabis, which could have a material adverse effect on the demand for our products, with the potential to have a material adverse effect on our business, prospects, revenue, results of operation and financial condition.
We face risks related to U.S. tax provisions related to controlled substances.
Limits on U.S. deductibility of certain expenses may have a material adverse effect on our financial condition, results of operations and cash flows. Section 280E (“Section 280E”) of the United States Internal Revenue Code of 1986, as amended (the “Code”), prohibits businesses from deducting certain expenses associated with the trafficking of controlled substances (within the meaning of Schedule I and II of the CSA). The IRS has applied Section 280E broadly in tax audits against various cannabis businesses in the U.S. that are permitted under applicable state laws, seeking substantial sums in tax liabilities, interest and penalties resulting from under payment of taxes due to the lack of deductibility of otherwise ordinary business expenses the deduction of which is prohibited by Section 280E. Although the IRS issued a clarification allowing the deduction of certain expenses that can be categorized as cost of goods sold, the scope of such items is interpreted very narrowly, and the bulk of operating costs and general administrative costs are not permitted to be deducted. While there are currently several pending cases before various administrative and federal courts challenging these restrictions, there is no guarantee that these courts will issue an interpretation of Section 280E that is favorable to cannabis businesses.
If our tax filing positions were to be challenged by federal, state and local or foreign tax jurisdictions, we may not be wholly successful in defending our tax filing positions. We record reserves for unrecognized tax benefits based on our assessment of the probability of successfully sustaining tax filing positions. Management exercises significant judgment when assessing the probability of successfully sustaining tax filing positions, and in determining whether a contingent tax liability should be recorded and, if so, estimating the amount. If our tax filing positions are successfully challenged, payments could be required that are in excess of reserved amounts or we may be required to reduce the carrying amount of our net deferred tax asset, either of which result could be significant to our financial condition or results of operations.

We lack access to U.S. bankruptcy protections.
Because cannabis is illegal under U.S. federal law, and bankruptcy is a strictly federal proceeding, many courts have denied cannabis businesses federal bankruptcy protections, thus making it very difficult for lenders to recoup their investments in the cannabis industry in the event of a bankruptcy. If we were to seek protection from creditors pursuant to applicable bankruptcy or insolvency laws, there is no guarantee that U.S. federal bankruptcy protections would be available to our United States operations, which would have a material adverse effect on us, our lenders and other stakeholders. While state-level receivership options do exist in some states as an alternative to bankruptcy, the efficacy of these alternatives cannot be guaranteed.
Cannabis businesses may be subject to civil asset forfeiture.
As an entity that conducts business in the cannabis industry, we will potentially be subject to federal and state forfeiture laws (criminal and civil) that permit the government to seize the proceeds of criminal activity. Civil forfeiture laws could provide an alternative enforcement mechanism for the federal government, any state, or local police force that wants to discourage residents from conducting transactions with cannabis related businesses but believes criminal liability is too difficult to prove beyond a reasonable doubt. Individuals may be required to forfeit property considered to be from proceeds of crime even if the individual is not convicted of a criminal offense, and the standard of proof in a civil forfeiture matter is lower than the burden in a criminal matter. Depending on the applicable law, whether federal or state, rather than having to establish liability beyond a reasonable doubt, the federal government or the state, as applicable, may be required to prove that the money or property at issue is proceeds of a crime only by either clear and convincing evidence or a mere preponderance of the evidence.
Our stockholders that are located in states where cannabis remains illegal may be at risk of prosecution under federal and/or state conspiracy, aiding and abetting, and money laundering statutes, and may be at further risk of losing their investments or proceeds thereof under forfeiture statutes. Many states remain able to take action to prevent the proceeds of cannabis businesses from entering their state. Because state legalization is relatively new, it remains to be seen whether these states would take such action and whether a court would approve it. Our stockholders and prospective stockholders should be aware of these potentially relevant federal and state laws in considering whether to invest in our securities.
We are subject to proceeds of crime statutes.
We will be subject to a variety of laws that concern money laundering, financial recordkeeping and proceeds of crime. These include: the Bank Secrecy Act, as amended by Title III of the USA Patriot Act, the Proceeds of Crime (Money Laundering) and Terrorist Financing Act (Canada), the rules and regulations under the Criminal Code of Canada and any related or similar rules, regulations or guidelines, issued, administered or enforced by governmental authorities in the United States and Canada.
In the event that any of our license agreements, or any proceeds thereof, in the United States were found to be in violation of money laundering legislation or otherwise, such transactions may be viewed as proceeds of crime under one or more of the statutes noted above, or any other applicable legislation. This could have a material adverse effect on us and, among other things, could restrict or otherwise jeopardize our ability to declare or pay dividends, effect other distributions or subsequently repatriate such funds back to Canada.
We face security risks.
The business premises of our operating locations are targets for theft. While we have implemented security measures at each location and continue to monitor and improve such security measures, our cultivation, processing and dispensary facilities could be subject to break-ins, robberies and other breaches in security. If there was a breach in security and we fell victim to a robbery or theft, the loss of cannabis plants, cannabis oils, cannabis flowers, other cannabis goods and cultivation and processing equipment could have a material adverse impact on our business, prospects, revenue, results of operation and financial condition.
As our business involves the movement and transfer of cash which is collected from dispensaries or patients/customers and deposited into our bank, there is a risk of theft or robbery during the transport of cash. Our transport, distribution, and delivery of finished cannabis goods inventory including but not limited to wholesale delivery of finished products to retail customers and delivery of finished goods to end consumers and other intermediaries, also is subject to risks of theft and robbery. We have engaged a security firm to provide security in the transport and movement of large amounts of cash and products. Employees sometimes transport cash and/or products and, if requested, may be escorted by armed guards. While we have taken robust steps to prevent theft or robbery of cash during transport, there can be no assurance that there will not be a security breach during the transport and the movement of cash involving the theft of product or cash.
Additionally, we store certain personally identifiable information, credit and debit card information and other confidential information of our customers on our systems. We may experience attempts by third parties to obtain unauthorized access to the personally identifiable information, credit and debit card information and other confidential information of our customers. This information could also be otherwise exposed through human error or malfeasance. The unauthorized access or compromise of this personally identifiable information, credit and debit card information and other confidential information could have could have a material adverse impact on our business, financial condition and results of operation.
We have not been materially impacted by the security risks described herein.
Our operational systems and networks have been, and will continue to be, subject to an increasing risk of continually evolving cybersecurity or other technological risks, which could result in a loss of customer business, financial liability, regulatory penalties, damage to our reputation or the disclosure of confidential information.
We rely on communications and information systems to conduct our business and maintain the security of confidential information and complex transactions, which subjects us to an increasing risk of cyber incidents from these activities due to a combination of new technologies and the increasing use of the Internet to conduct financial transactions, as well as a potential failure, interruption or breach in the security of these systems, including those that could result from attacks or planned changes, upgrades and maintenance of these systems.
Our computer systems, software and networks may be adversely affected by cyber incidents such as unauthorized access; loss or destruction of data (including confidential client information); account takeovers; unavailability of service; computer viruses or other malicious code; cyber-attacks; and other events.
We are a holding company.
We are a holding company and substantially all of our assets are the capital stock of our subsidiaries in our five geographic markets, including Illinois, Massachusetts, Michigan, New Jersey and Ohio. As a result, our stockholders are subject to the risks attributable to our subsidiaries and each individual state laws, rules, and regulatory schemes. As a holding company, we conduct substantially all of our business through our subsidiaries, which generate substantially all of our revenues. Consequently, our cash flows and ability to complete current or desirable future enhancement opportunities are dependent on the earnings of our subsidiaries and the distribution of those earnings to us. The ability of these entities to pay dividends and other distributions depends on their operating results and is subject to applicable laws and regulations, which require that solvency and capital standards be maintained by our subsidiaries and contractual restrictions are contained in the instruments governing their debt. In the event of a bankruptcy, liquidation or reorganization of any of our material subsidiaries, holders of indebtedness and trade creditors may be entitled to payment of their claims from the assets of those subsidiaries before us.
Competition for the acquisition and leasing of properties suitable for the cultivation, production and sale of medical and adult-use cannabis may impede our ability to make acquisitions or increase the cost of these acquisitions, which could adversely affect our operating results and financial condition.
We compete for the acquisition of properties suitable for the cultivation, production and sale of medical and adult-use cannabis with entities engaged in agriculture, real estate investment, consumer products manufacturing and retail activities, including corporate agriculture companies, cultivators, producers and sellers of cannabis. These competitors may prevent us from acquiring and leasing desirable properties, may cause an increase in the price we must pay for properties or may result in us having to lease our properties on less favorable terms than we expect. Our competitors may have greater financial and operational resources than we do and may be willing to pay more for certain assets or may be willing to accept more risk than we believe can be prudently managed. Larger companies may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. Our competitors may also adopt transaction structures similar to ours, which would decrease our competitive advantage in offering flexible transaction terms. In addition, due to a number of factors, including but not limited to potential greater clarity of the laws and regulations governing medical use cannabis by state and federal governments, the number of entities and the amount of funds competing for suitable investment properties may increase, resulting in increased demand and increased prices paid for these properties. If we pay higher prices for properties or enter into leases for such properties on less favorable terms than we expect, our profitability and ability to generate cash flow and make distributions to our stockholders may decrease. Increased competition for properties may also preclude us from acquiring those properties that would generate attractive returns to us.

We face risks due to industry immaturity or limited comparable, competitive or established industry best practices.
As a relatively new industry, there are not many established operators in the medical and adult-use cannabis industries whose business models we can follow or build upon. Similarly, there is no or limited information about comparable companies available for potential investors to review in deciding about whether to invest in us.
Stockholders and investors should consider, among other factors, our prospects for success considering the risks and uncertainties encountered by companies, like us, that are in their early stages. For example, unanticipated expenses and problems or technical difficulties may occur, which may result in material delays in the operation of our business. We may fail to successfully address these risks and uncertainties or successfully implement our operating strategies. If we fail to do so, it could materially harm our business to the point of having to cease operations and could impair the value of the shares of Class A common stock to the extent that investors may lose their entire investments.
Our business is subject to the risks inherent in agricultural operations.
Medical and adult-use cannabis is an agricultural product. There are risks inherent in the cultivation business, such as insects, plant diseases and similar agricultural risks. Although the products are usually grown indoors or in greenhouses under climate-controlled conditions, with conditions monitored, there can be no assurance that natural elements will not have a material adverse effect on the production of our products and, consequentially, on the anticipated business, financial condition or results of our operations.
We may be adversely impacted by rising or volatile energy costs and dependent on inputs.
Our cannabis cultivation operations consume considerable energy, which makes it vulnerable to rising energy costs. Accordingly, rising or volatile energy costs may adversely affect our business and our ability to operate profitably.
In addition, our business is dependent on a number of key inputs and their related costs, including raw materials and supplies related to our growing operations, as well as electricity, water and other utilities. Any significant interruption or negative change in the availability or economics of the supply chain for key inputs could materially impact our financial condition and operating results. Any inability to secure required supplies and services or to do so on appropriate terms could have a materially adverse impact on our business, financial condition and operating results.
We may encounter unknown environmental risks.
There can be no assurance that we will not encounter hazardous conditions, such as asbestos or lead, at the sites of the real estate used to operate our businesses, which may delay the development of our businesses. Upon encountering a hazardous condition, work at our facilities may be suspended. If we receive notice of a hazardous condition, we may be required to correct the condition prior to continuing construction. If additional hazardous conditions were present, it would likely delay construction and may require significant expenditure of our resources to correct the conditions. Such conditions could have a material impact on our investment returns.
We are dependent on key inputs, suppliers and skilled labor.
The cannabis industry is dependent on a number of key inputs and their related costs, including raw materials and supplies related to growing operations, as well as electricity, water and other local utilities. Any significant interruption or negative change in the availability or economics of the supply chain for key inputs, such as the raw material cost of cannabis, or natural or other disruptions to power or other utility systems, could materially impact our business, financial condition, results of operations or prospects. Some of these inputs may only be available from a single supplier or a limited group of suppliers. If a sole source supplier was to go out of business, we might be unable to find a replacement for such source in a timely manner, or at all. If a sole source supplier were to be acquired by a competitor, that competitor may elect not to sell to us in the future. Any inability to secure required supplies and services, or to do so on appropriate terms, could have a materially adverse impact on our business, prospects, revenue, results of operation and financial condition.
Our ability to compete and grow will be dependent on us having access, at a reasonable cost and in a timely manner, to skilled labor, equipment, parts and components. No assurances can be given that we will be successful in maintaining our required supply of skilled labor, equipment, parts and components. This could have an adverse effect on our financial results.
We must attract and maintain key personnel or our business may fail.
Our success is dependent upon the ability, expertise, judgment, discretion and good faith of our senior management and key personnel. We compete with other companies both within and outside the cannabis industry to recruit and retain competent employees. If one or more of our executive officers are unable or unwilling to continue in their present positions, we may not be able to replace them readily, if at all. We may also incur additional expenses to recruit and retain new executive officers.
Our continuing ability to attract and retain highly qualified personnel will also be critical to our success because we will need to hire and retain additional personnel as our business grows. There can be no assurance that we will be able to attract or retain highly qualified personnel. We face significant competition for skilled personnel in our industries. In particular, if the cannabis industry continues to grow, demand for personnel may become more competitive. This competition may make it more difficult and expensive to attract, hire, and retain qualified managers and employees. Because of these factors, we may not be able to effectively manage or grow our business, which could adversely affect our financial condition, operations or prospects. As a result, the value of an investment in our securities could be significantly reduced or completely lost. If we cannot maintain qualified employees to meet the needs of our anticipated growth, our business and financial condition could be materially adversely affected.
We may be subject to growth-related risks.
We may be subject to growth-related risks, including capacity constraints and pressure on our internal systems and controls. Our ability to manage growth effectively will require us to continue to implement and improve our operational and financial systems and to expand, train and manage our employee base. Our inability to deal with this growth may have a material adverse effect on our business, prospects, revenue, results of operation and financial condition.
Our growth strategy is dependent upon expanding our product and service offerings into new business areas or new geographic markets. There can be no assurance that any new business areas and geographic markets will generate the clients and revenue anticipated. In addition, any expansion into new business areas or geographic markets could expose us to new risks, including compliance with applicable laws and regulations, changes in the regulatory or legal environment, differing customer preferences or habits, adverse exchange rate fluctuations, adverse tax consequences, difficulties staffing and managing new operations, infringement of third-party intellectual property rights, new costs to adapting our products and services for new markets, and difficulties collecting accounts receivable. As a result of such expansion, we may incur losses or otherwise fail to enter new markets successfully.

We face an inherent risk of product liability and similar claims.
As a distributor of products designed to be ingested by humans, we face an inherent risk of exposure to product liability claims, regulatory action and litigation if our products are alleged to have failed to meet expected standards or to have caused significant loss or injury. In addition, the sale of our products involves the risk of injury to consumers due to tampering by unauthorized third parties or product contamination. Previously unknown adverse reactions resulting from human consumption of our products alone or in combination with other medications or substances could occur. We may be subject to various product liability claims, including, among others, that our products caused injury, illness or death, include inadequate instructions for use or include inadequate warnings concerning possible side effects or interactions with other substances. As an agricultural product, the quality of cannabis is inherently variable, and consumers may raise claims that our quality control or labeling processes have not sufficiently ensured that our grown and manufactured processes are sufficient to meet expected standards.
A product liability claim or regulatory action against us could result in increased costs, could adversely affect our reputation with our clients and consumers generally and could have a material adverse effect on our business, results of operations and financial condition. There can be no assurances that we will be able to obtain or maintain product liability insurance on acceptable terms or with adequate coverage against potential liabilities. Such insurance is expensive and may not be available in the future on acceptable terms, or at all. The inability to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims could prevent or inhibit the commercialization of our potential products.
We may be exposed to infringement or misappropriation claims by third parties, which, if determined adversely to us, could subject us to significant liabilities and other costs.
Our success may depend on our ability to use and develop new extraction technologies, recipes, know-how and new strains of cannabis without infringing the intellectual property rights of third parties. We cannot assure that third parties will not assert intellectual property claims against us. We are subject to additional risks if entities licensing intellectual property to us do not have adequate rights to the licensed materials. If third parties assert copyright or patent infringement or violation of other intellectual property rights against us, we will be required to defend ourselves in litigation or administrative proceedings, which can be both costly and time consuming and may significantly divert the efforts and resources of management personnel. An adverse determination in any such litigation or proceedings to which we may become a party could subject us to significant liability to third parties, require us to seek licenses from third parties, require us to pay ongoing royalties or subject us to injunctions that may prohibit the development and operation of our applications.
Our products may be subject to product recalls.
Manufacturers, distributors and retailers of products are sometimes subject to the recall or return of their products for a variety of reasons, including product defects, such as contamination, unintended harmful side effects or interactions with other substances, packaging safety and inadequate or inaccurate labeling disclosure. If any of our products or products sold at our retail stores are recalled due to an alleged product defect or for any other reason, we could be required to incur the unexpected expense of the recall and any legal proceedings that might arise in connection with the recall.
We may lose a significant amount of sales and may not be able to replace those sales at an acceptable margin, if at all. In addition, a product recall may require significant management attention. Although we have detailed procedures in place for testing our products and requiring compliant labeling of third-party products we sell, there can be no assurance that any quality, potency or contamination problems will be detected in time to avoid unforeseen product recalls, regulatory action or lawsuits. Additionally, if any of our brands were subject to recall, our image and the image of that brand could be harmed. A recall for any of the foregoing reasons could lead to decreased demand for our products and could have a material adverse effect on the results of our operations and financial condition. Additionally, product recalls may lead to increased scrutiny of our operations by the FDA, or other regulatory agencies, requiring further management attention and potential legal fees and other expenses.

We may face unfavorable publicity or consumer perception.
Our ability to generate revenue and be successful in the implementation of our business plan is dependent on consumer acceptance of and demand for our product lines. Management believes the medical and adult-use cannabis industry is highly dependent upon consumer perception regarding the safety, efficacy and quality of the cannabis produced.
Acceptance of our products depends on several factors, including availability, cost, ease of use, familiarity of use, convenience, effectiveness, safety and reliability. If customers do not accept our products, or if such products fail to adequately meet customers’ needs and expectations, our ability to continue generating revenues could be affected.
Consumer perception of our current or proposed products may be significantly influenced by scientific research or findings, regulatory investigations, litigation, media attention and other publicity regarding the consumption of cannabis products. There can be no assurance that future scientific research, findings, regulatory proceedings, litigation, media attention or other research findings or publicity will be favorable to the cannabis market or any particular product, or consistent with earlier publicity. Future research reports, findings, regulatory proceedings, litigation, media attention or other publicity that is perceived as less favorable than, or questions earlier research reports, findings or publicity could have a material adverse effect on the demand for our products. Our dependence upon consumer perceptions means that such adverse reports, whether or not accurate or with merit, could ultimately have a material adverse effect on our business, results of operations, financial condition and cash flows.
Further, adverse publicity reports or other media attention regarding the safety, efficacy and quality of cannabis in general, or our products specifically, or associating the consumption of cannabis with illness or other negative effects or events, could have such a material adverse effect on us. Although we use quality control processes and procedures to ensure our consumer packaged goods meet our standards, a failure or alleged failure of such processes and procedures could result in negative consumer perception of our products or legal claims against us. Adverse publicity reports or other media attention could arise even if the adverse effects associated with such products resulted from consumers’ failure to consume such products appropriately or as directed.
Certain of our products are e-vapor or “vape” products. The use of vape products and vaping may pose health risks. According to the Centers for Disease Control, vape products may contain ingredients that are known to be toxic to humans and may contain other ingredients that may not be safe. Because clinical studies about the safety and efficacy of vape products have not been submitted to the FDA, consumers currently have no way of knowing whether they are safe for their intended use or what types or concentrations of potentially harmful chemicals or by-products are found in these products. It is also uncertain what implications the use of vape or other inhaled products, such as flower that is smoked, may have on respiratory illnesses such as that caused by COVID-19. Adverse findings, regulatory investigations, litigation, media attention and other publicity regarding the consumption of vape or other inhaled products, including adverse publicity regarding underage use of vape or other inhaled products, may adversely affect us.
We face intense competition.
We face intense competition from other companies, some of which have longer operating histories and more financial resources and manufacturing, retail and marketing experience than us. Increased competition by larger and better financed competitors could materially and adversely affect our business, financial condition and results of operations.
Because of the early stage of the industry in which we operate, we face additional competition from new entrants. If the number of consumers of cannabis in the states in which we operate our business increases, the demand for products and qualified talent will increase and we expect that competition will become more intense, as current and future competitors begin to offer an increasing number of diversified products. Although our operations and strategy are focused in primarily limited license states, the competitive landscape is different in each state. As an example, Michigan does not impose caps on the number of dispensaries an operator can own or control and does not have limitations on canopy cultivation square footage, which has led some operators to build sizable outdoor grows that can be built at much lower cost than indoor cultivation sites and has put pressure on pricing for low- and mid-tier flower. However, we believe there is unmet demand in the market for the premium indoor flower we anticipate producing at our Lansing, Michigan cultivation site. States such as Illinois, New Jersey and Massachusetts limit the number of dispensaries an operator can own and control, and also limit the number of cultivation licenses that may be owned by an operator and put caps on the canopy of these cultivations. To remain competitive, we will require a continued high level of investment in research and development, marketing, sales, talent retention and client support. We may not have sufficient resources to maintain research and development, marketing, sales and client support efforts on a competitive basis, which could materially and adversely affect our business, financial condition and results of our operations.
Adverse changes in the wholesale and retail prices could result in earnings declines.
The cannabis industry is a margin-based business in which gross profits depend on the excess of sales prices over costs. Consequently, profitability is sensitive to shifts in wholesale and retail prices caused by changes in supply (which itself depends on other factors such as new entrants into retail markets, new entrants into the cultivation markets or cultivation expansions by existing operators, weather, fuel, equipment and labor costs, shipping costs, economic situation and demand), taxes, government programs and policies for the cannabis industry (including price controls and wholesale price restrictions that may be imposed by government agencies responsible for the sale of cannabis), and other market conditions, all of which are factors beyond our control. Our operating income may be significantly and adversely affected by a decline in the price of cannabis and will be sensitive to changes in the price of cannabis and the overall condition of the cannabis industry, as our profitability is directly related to the price of cannabis. There is currently not an established market price for cannabis and the price of cannabis is affected by numerous factors beyond our control. Any price decline may have a material adverse effect on us.
A decline in the price of the shares of Class A common stock could affect our ability to raise further capital and adversely impact our ability to continue operations.
A prolonged decline in the price of the shares of Class A common stock could result in a reduction in the liquidity of the shares of Class A common stock and a reduction in our ability to raise capital. Because a significant portion of our operations have been and will be financed through the sale of equity securities, a decline in the price of our Class A common stock could be especially detrimental to our liquidity and our operations. Such reductions may force us to reallocate funds from other planned uses and may have a significant negative effect on our business plan and operations, including our ability to develop new products and continue our current operations. If our stock price declines, there can be no assurance that we will be able to raise additional capital or generate funds from operations sufficient to meet our obligations. If we are unable to raise sufficient capital in the future, we may not be able to have the resources to continue our normal operations.
Our business is highly dependent upon our brand recognition and reputation, and the erosion or degradation of our brand recognition or reputation would likely adversely affect our business and operating results.
We believe that our business is highly dependent on the Ascend brand identity and our reputation, which is critical to our ability to attract and retain customers and consumers. We also believe that the importance of our brand recognition and reputation will continue to increase as competition in the markets in which we operate continues to develop. Our success in this area will depend on a wide range of factors, some of which are within our control and some of which are not. The factors affecting our brand recognition and reputation that are within our control include the following:
•the efficacy of our marketing efforts;
•our ability to maintain high satisfaction among consumers and customers;
•the quality of our products;
•our ability to successfully differentiate our products from competitors’ products; and
•our compliance with laws and regulations.

In addition, our brand recognition and reputation may be affected by factors that are outside our control, such as:
•actions of competitors or other third parties;
•consumers’ experiences with our services or products;
•positive or negative publicity, including with respect to events or activities attributed to us, our employees, partners or others associated with any of these parties; and
•litigation or regulatory developments.
Damage to our reputation and loss of brand equity from one or more of the factors listed above may reduce demand for our products and have an adverse effect on our business, operating results and financial condition. Moreover, any attempts to rebuild our reputation and restore the value of our brand may be costly and time-consuming, and such efforts may not ultimately be successful.
We may face competition from synthetic production and technological advances.
The pharmaceutical industry may attempt to dominate the cannabis industry, and in particular, legal cannabis, through the development and distribution of synthetic products which emulate the effects and treatment of organic cannabis. If they are successful, the widespread popularity of such synthetic products could change the demand, volume and profitability of the cannabis industry. This could materially adversely affect our ability to secure long-term profitability and success through the sustainable and profitable operation of its business. There may be unknown additional regulatory fees and taxes that may be assessed in the future.
We may have increased labor costs based on union activity.
Labor unions are working to organize workforces in the cannabis industry in general. Currently, there is no labor organization that has been recognized as a representative of our employees. However, it is possible that certain retail and/or manufacturing locations will be organized in the future, which could lead to work stoppages or increased labor costs and adversely affect our business, profitability and our ability to reinvest into the growth of our business. We cannot predict how stable our relationships with U.S. labor organizations would be or whether we would be able to meet any unions’ requirements without impacting our financial condition. Labor unions may also limit our flexibility in dealing with our workforce. Work stoppages and instability in our union relationships could delay the production and sale of our products, which could strain relationships with customers and cause a loss of revenues which would adversely affect our operations.
Risks Related to Our Finances and Capital Requirements
We may face difficulties acquiring additional or traditional financing.
Due to the present state of the laws and regulations governing financial institutions in the U.S., banks often refuse to provide banking services to businesses involved in the cannabis industry. Consequently, it may be difficult for us to obtain financing from large U.S. financial institutions.
We have historically, and continue to have, access to equity and debt financing from non-public (i.e., private placement) markets. Our business plan continues to include aggressive growth, both in the form of additional acquisitions and through facility expansion and improvements. Accordingly, we may require equity and/or debt financing to support ongoing operations, to undertake capital expenditures or to undertake acquisitions and/or other business combination transactions. There can be no assurance that additional financing will be available to us when needed or on terms which are acceptable. Our inability to raise financing through traditional banking to fund ongoing operations, capital expenditures or acquisitions could limit our growth and may have a material adverse effect upon our business, prospects, revenue, results of operation and financial condition.
Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.
Under Section 382 and related provisions of the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a rolling three year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We may, in the future as a result of subsequent shifts in our stock ownership, experience, an “ownership change.” Thus, our ability to utilize carryforwards of our net operating losses and other tax attributes to reduce future tax liabilities may be substantially restricted for federal or state tax purposes.
Material acquisitions, dispositions and other strategic transactions involve a number of risks for us.
Material acquisitions, dispositions and other strategic transactions involve a number of risks for us, including: (i) potential disruption of our ongoing business; (ii) distraction of management; (iii) increased financial leverage; (iv) the anticipated benefits and cost savings of those transactions may not be realized or may take longer to realize than anticipated; (v) increased scope and complexity of our operations; and (vi) loss or reduction of control over certain of our assets.
Additionally, we may issue additional shares of Class A common stock in connection with such transactions, which would dilute a stockholder’s holdings in us.
The presence of one or more material liabilities of an acquired company that are known, but believed to be immaterial, or unknown to us at the time of acquisition could have a material adverse effect on our business, prospects, revenue, results of operation and financial condition. A strategic transaction may result in a significant change in the nature of our business, operations and strategy. In addition, we may encounter unforeseen obstacles or costs in implementing a strategic transaction or integrating any acquired business into our operations.
We may experience risks relating to the closing of acquisitions or investments.
We may experience risks relating to the challenges and costs of closing an acquisition or investment, including the transfers of licenses, permits, cards or other property, and the risk that an announced transaction may not close. Completion of certain acquisition and investment transactions are conditioned upon, among other things, the receipt of necessary approvals, including the receipt of required regulatory clearances which could delay the completion a transaction for a significant period of time or prevent it from occurring at all.
In particular, the completion of our pending acquisitions of each of BCCO, LLC and Marichron Pharma LLC remain subject in all respects to approval by the relevant regulatory authorities in Ohio; the completion of our pending acquisition of Chicago Alternative Health Center, LLC and Chicago Alternative Health Center Holdings, LLC remain subject in all respects to approval by the relevant regulatory authorities in Illinois; and our investment in MedMen NY, Inc. remains subject in all respects to approval by the relevant regulatory authorities in New York. Although we have no reason to believe we will not receive the requisite approvals for the foregoing transactions, there is a possibility that such approvals may not be received. Any combination of the failure to complete the foregoing transactions could have a material adverse effect on us and would prevent us from realizing the anticipated benefits of such transaction(s). We may also be liable for certain transaction costs, including legal and accounting fees, whether or not a transaction is completed.
We may invest in pre-revenue and other revenue-generating cannabis companies which may not be able to meet anticipated revenue targets in the future.
We may make investments in companies with no significant sources of operating cash flow and no revenue from operations. Our investments in such companies will be subject to risks and uncertainties that new companies with no operating history may face. In particular, there is a risk that our investment in these pre-revenue companies will not be able to meet anticipated revenue targets or will generate no revenue at all. The risk is that underperforming pre-revenue companies may lead to these businesses failing, which could have a material adverse effect on our business, prospects, revenue, results of operation and financial condition.

There can be no assurance that our current and future contractual relationships or strategic alliances or expansions of scope of existing relationships will have a beneficial impact on our business, financial condition and results of operations.
We currently have, and may in the future enter into, additional strategic alliances and partnerships with third parties that we believe will complement or augment our existing business. Our ability to complete strategic alliances is dependent upon, and may be limited by, the availability of suitable candidates and capital. In addition, strategic alliances could present unforeseen integration obstacles or costs, may not enhance our business and may involve risks that could adversely affect us, including significant amounts of management time that may be diverted from operations in order to pursue and complete such transactions or maintain such strategic alliances. Future strategic alliances could result in the incurrence of additional debt, costs and contingent liabilities, and there can be no assurance that future strategic alliances will achieve, or that our existing strategic alliances will continue to achieve, the expected benefits to our business or that we will be able to consummate future strategic alliances on satisfactory terms, if at all. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.
Our sales are difficult to forecast.
As a result of recent and ongoing regulatory and policy changes in the medical and adult-use cannabis industries and unreliable levels of market supply, the market data available is limited and unreliable. We must rely largely on our own market research to forecast sales, as detailed forecasts are not generally obtainable from other sources in the states in which our business operates. Additionally, any market research and our projections of estimated total retail sales, demographics, demand and similar consumer research, are based on assumptions from limited and unreliable market data. Projections are inherently subject to varying degrees of uncertainty and their achievability depends on the timing and probability of a complex series of future events. There is no assurance that the assumptions upon which these projections are based will be realized. Actual results may differ materially from projected results for a number of reasons including increases in operating expenses, changes or shifts in regulations or applicable laws, undiscovered or unanticipated adverse industry and economic conditions, and unanticipated competition. Accordingly, our stockholders should not rely on any projections to indicate the actual results we might achieve.
Changes in our customer, product or competition mix could cause our product margin to fluctuate.
From time to time, we may experience changes in our customer mix, our product mix or our competition mix. Changes in our customer mix may result from geographic expansion or contractions, legislative or enforcement priority changes affecting the products we distribute, selling activities within current geographic markets and targeted selling activities to new customer sectors. Changes in our product mix may result from marketing activities to existing customers, the needs communicated to us from existing and prospective customers and from legislative changes. Changes in our competition mix may result from well-financed competitors entering into our business segment. If customer demand for lower-margin products increases and demand for higher-margin products decreases, our business, results of operations and financial condition may suffer.
We have a limited operating history and a history of net losses and negative cash flows from operating activities, and we may not achieve or maintain profitability or positive cash flows in the future.
We began operating in May 2018 and have yet to generate a profit. We generated a net loss of $48.2 million during the three months ended March 31, 2021. We anticipate the beneficial conversion feature related to our Real Estate Preferred Units may result in a non-cash charge of approximately $27.4 million in 2021 that could adversely impact our results. Additionally, the Company entered into a settlement agreement on April 14, 2021 relating to a litigation matter as disclosed in the “Legal Proceedings” section of this Quarterly Report on Form 10-Q, pursuant to which the Company paid $9 million to the counterparty on the date of the settlement agreement and is obligated to pay an additional $5.48 million on or before January 1, 2022. The Company also issued 5.0 million common units (taking into account the Reverse Split). The payments and issuances under the settlement agreement could have an adverse impact on our operating results. For additional information regarding this matter please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Legal Matter.” We

may be subject to further litigation that, if we suffer an adverse outcome or enter into unfavorable settlement agreement, may impact results from operations. We had negative cash flows from operating activities of $7.8 million during the three months ended March 31, 2021. Our “cash and cash equivalents” as of March 31, 2021 was approximately $62.6 million. We intend to continue to expend significant funds to expand our cultivation and processing facilities, make acquisitions and to fund our working capital. We cannot guarantee we will have a positive cash flow status in the future. To the extent we have negative cash flow in any future period, certain of the proceeds from the offering may be used to fund such negative cash flow from operating activities.
Our efforts to grow our business may be more costly than we expect and we may not be able to increase our revenue enough to offset higher operating expenses. We may incur significant losses in the future for a number of reasons, including as a result of unforeseen expenses, difficulties, complications and delays, the other risks described in this Form 10-Q and our other reports and disclosure documents as well as other unknown events. The amount of future net losses will depend, in part, on the growth of our future expenses and our ability to generate revenue. If we continue to incur losses in the future, the net losses and negative cash flows incurred to date, together with any such future losses, will have an adverse effect on our stockholders’ equity and working capital. Because of the numerous risks and uncertainties associated with producing cannabis products, as outlined herein, we are unable to accurately predict when, or if, we will be able to achieve profitability. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. If we are unable to achieve and sustain profitability, the market price of our Class A common stock may significantly decrease and our ability to raise capital, expand our business or continue our operations may be impaired. A decline in our value may also cause you to lose all or part of your investment.
We face increased costs as a result of operating as a public company and our management will be required to devote substantial time to new compliance initiatives.
Historically, we have operated as a private company. As a public company, we have significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002 and rules implemented by SEC, and CSE, and equivalent rules and regulations in Canada, impose various requirements on public companies, including requirements to file certain periodic and event-driven reports with respect to our business and financial condition and operations and establish and maintain effective disclosure and financial controls and corporate governance practices. In addition, we incurred costs in connection with our going public transaction, including costs related to a contingent beneficial conversion feature resulted in a non-cash expense of approximately $27.4 million, as described further in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Other Matters.”
Our management and other personnel have limited experience operating a public company, which may result in operational inefficiencies or errors, or a failure to improve or maintain effective internal controls over financial reporting, and disclosure controls and procedures, necessary to ensure timely and accurate reporting of operational and financial results. Our existing management team will need to devote a substantial amount of time to these compliance initiatives, and we may need to hire additional personnel to assist us with complying with these requirements. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time consuming and costly.
In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some public company required activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and divert management’s time and attention from revenue generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

We also expect that being a public company and complying with applicable rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantially higher costs to obtain and maintain the same or similar coverage that is currently in place. These factors could also make it more difficult for us to attract and retain qualified executive officers and members of our Board.
There is no assurance that our management’s past experience will be sufficient to enable us to operate successfully as a public company.
There is no guarantee that our current cash position, expected revenue growth and anticipated financing transactions will be sufficient to fund our operations for the next twelve months.
We have an accumulated deficit of $111.8 million and $63.6 million as of March 31, 2021 and December 31, 2020, respectively, as well as a net loss for the three months ended March 31, 2021 and 2020, respectively, and negative cash flows from operating activities for the three months ended March 31, 2021. The recurring net losses and negative cash flows from operating activities are indicators of substantial doubt as to our ability to continue as a going concern for at least one year from issuance of the financial statements included in this report. If we are unable to raise additional capital on favorable terms, if at all, during the next twelve months, we may be forced to decelerate or curtail certain of our operations until such time as additional capital becomes available.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for a discussion regarding management’s belief that the substantial doubt of our ability to continue as a going concern for at least one year from the issuance of the financial statements included in this Quarterly Report on Form 10-Q has been alleviated.
We are subject to a number of restrictive debt covenants under our loan agreements.
Many of our loan agreements contain certain restrictive covenants, which restrict our ability to, among other things, incur additional indebtedness, incur certain liens on our assets or sell assets, make investments, make capital expenditures, pay dividends and make other restricted payments. Many of our loan agreements also require us to maintain specified financial ratios under certain conditions and satisfy financial condition tests, including minimum cash balances and debt to assets ratios.
Our ability to meet those financial ratios and tests and otherwise comply with our financial covenants may be affected by the factors described herein and other factors outside our control, and we may not be able to meet those ratios, tests and covenants. Our ability to generate sufficient cash from operations to meet our debt obligations will depend upon our future operating performance, which will be affected by general economic, financial, competitive, business and other factors beyond our control. A breach of any of these covenants, ratios, tests or restrictions, as applicable, or any inability to pay interest on, or principal of, our outstanding debt as it becomes due could result in an event of default. Upon an event of default, if not waived by our lenders, our lenders may declare all amounts outstanding as due and payable. Such an acceleration of the maturity of our indebtedness may, among other things, prevent or limit us from engaging in transactions that benefit us, including responding to changing business and economic conditions and taking advantage of attractive business opportunities.
General Risk Factors
Additional issuances of shares of Class A common stock may result in further dilution.
We may issue additional equity or convertible debt securities in the future, which may dilute an existing stockholder’s holdings. Our certificate of incorporation permits the issuance of 750,000,000 shares of our Class A common stock, and existing stockholders will have no preemptive rights in connection with such further issuances. Our Board has discretion to determine the price and the terms of further issuances, and such terms could include rights, preferences and privileges superior to those existing holders of shares of Class A common stock. To the extent holders of our options or other convertible securities convert or exercise their securities and sell shares of Class A common stock they receive, the trading price of the shares of Class A common stock may decrease due to the additional amount of shares of Class A common stock available in the market. We cannot predict the size or nature of future issuances or the effect that future issuances and sales of shares of Class A common stock will have on the market price of the shares of Class A common stock. Issuances of a substantial number of additional shares of Class A common stock, or the perception that such issuances could occur, may adversely affect prevailing market prices for the shares of Class A common stock. With any additional issuance of shares of Class A common stock, our investors will suffer dilution to their voting power and economic interest.
Sales of substantial amounts of shares of Class A common stock by our existing stockholders in the public market may have an adverse effect on the market price of the shares of Class A common stock.
Sales of a substantial number of shares of Class A common stock in the public market could occur at any time, subject to certain restrictions described below. These sales, or the perception in the market that holders of many shares intend to sell shares, or the availability of such securities for sale, could adversely affect the prevailing market prices for the shares of Class A common stock. A decline in the market prices of the shares of Class A common stock could impair our ability to raise additional capital through the sale of securities should it desire to do so.
If securities or industry analysts do not publish or cease publishing research or reports or publish misleading, inaccurate or unfavorable research about us, our business or our market, our stock price and trading volume could decline.
The trading market for our shares of Class A common stock will be influenced by the research and reports that securities or industry analysts publish about us, our business, our market or our competitors. If no or few securities or industry analysts cover us, the trading price and volume of our shares would likely be negatively impacted. If one or more of the analysts who covers us downgrades our shares or publishes inaccurate or unfavorable research about our business, or provides more favorable relative recommendations about our competitors, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our shares could decrease, which could cause our stock price or trading volume to decline.
We are eligible to be treated as an “emerging growth company” as defined in the JOBS Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make the shares of Class A common stock less attractive to investors.
We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including (1) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, (2) reduced disclosure obligations regarding executive compensation in this Quarterly Report on Form 10-Q and periodic reports and proxy statements, and (3) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of the shares of Class A common stock held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or if we have total annual gross revenue of $1.07 billion or more during any fiscal year before that time, in which case we would no longer be an emerging growth company as of the following December 31. Additionally, if we issue more than $1.0 billion in non-convertible debt during any three-year period before December 31, 2026, we would cease to be an emerging growth company immediately. We cannot predict if investors will find the shares of Class A common stock less attractive because we may rely on these exemptions. If some investors find the shares of Class A common stock less attractive as a result, there may be a less active trading market for the shares of Class A common stock, and the stock price may be more volatile.
Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies.

We have broad discretion in the use of our cash, cash equivalents, and investments and may not use them effectively.
Our management will have broad discretion in the application of our cash, cash equivalents, and investments and could spend the proceeds in ways that do not improve our results of operations or enhance the value of our Class A common stock. The failure by our management to use our cash, cash equivalents and investments effectively could result in financial losses that could have a material adverse impact on our business, cause the price of our Class A common stock to decline, and delay the development of additional products or the opening of new locations. Pending their use, we may invest our cash, cash equivalents, and investments in a manner that does not produce income or that loses value.
Changes in U.S. tax law may adversely affect us or our investors.
The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many changes have been made and changes are likely to continue to occur in the future.
For example, the Tax Cuts and Jobs Act was enacted in 2017 and made significant changes to corporate taxation, including the reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, which is a historically low rate. On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act, which included certain changes in tax law intended to stimulate the U.S. economy in light of the COVID-19 coronavirus outbreak, including temporary beneficial changes to the treatment of net operating losses, interest deductibility limitations and payroll tax matters.
In light of the election and presidency of Joseph Biden, it cannot be predicted whether, when, in what form, or with what effective dates, new tax laws may be enacted, or regulations and rulings may be enacted, promulgated or issued under existing or new tax laws, which could result in an increase in our or our stockholders’ tax liability or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law or in the interpretation thereof.
If enacted, the proposed “Made in America Tax Plan” would increase our federal corporate tax rate requiring us to pay more in federal taxes, thus reducing our net revenue.
On March 31, 2021, the current presidential administration proposed the “American Jobs Plan” to create domestic jobs, rebuild national infrastructure and increase American competitiveness. To fund its expected $2 trillion cost, the administration also proposed the “Made in America Tax Plan,” which is intended to raise that amount or more over 15 years through several methods including higher income tax rates on corporations. If enacted, our federal corporate income tax rate would increase from 21% to 28%. Any increase in our federal corporate tax rate would require us to pay more in federal taxes, thus reducing our net revenue.
We face exposure to fraudulent or illegal activity by employees, contractors and consultants.
We face exposure to the risk that employees, independent contractors or consultants may engage in fraudulent or other illegal activities. Misconduct by these parties could be intentional, reckless and/or negligent conduct. There may be disclosure of unauthorized activities that violate government regulations, manufacturing standards, healthcare laws, abuse laws and other financial reporting laws. Further, it may not always be possible for us to identify and deter misconduct by our employees and other third parties, and the precautions we take to detect and prevent these activities may not always be effective in controlling unknown or unmanaged risks or losses, or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, contractual damages, reputational harm, diminished profits and future earnings, or curtailment of our operations, any of which could have a material adverse effect on our business, financial condition, results of operations or prospects.

Our reputation and ability to do business may be negatively impacted by the improper conduct by our business partners, employees or agents.
In certain states, we depend on third-party suppliers to produce and ship our orders. Products purchased from our suppliers are resold to our customers. These suppliers could fail to produce products to our specifications or quality standards and may not deliver units on a timely basis. Any changes in our suppliers’ production or product availability could impact our ability to fulfill orders and could also disrupt our business due to delays in finding new suppliers.
Furthermore, we cannot provide assurance that our internal controls and compliance systems will protect us from acts committed by our employees, agents or business partners in violation of U.S. federal or state or local laws. Any improper acts or allegations could damage our reputation and subject us to civil or criminal investigations and related stockholder lawsuits, could lead to substantial civic and criminal monetary and non-monetary penalties and could cause us to incur significant legal and investigatory fees.
We face risks related to our information technology systems, and potential cyber-attacks and security breaches.
Our operations depend, in part, on how well we and our suppliers protect networks, equipment, information technology (“IT”) systems and software against damage and threats, including, but not limited to, cable cuts, damage to physical plants, natural disasters, intentional damage and destruction, fire, power loss, hacking, computer viruses, vandalism and theft. We are susceptible to operational, financial and information security risks resulting from cyber-attacks and/or malfunctioning technology. Our operations also depend on the timely maintenance and replacement of network equipment, IT systems and software, as well as preemptive expenses to mitigate associated risks. Any of the foregoing and other events could result in information system failures, delays, increase in capital expenses, financial losses, the inability to process transactions, the unauthorized release of customer information and reputational risk. If there was a breach in security or if there was a failure in information systems, it could adversely affect our reputation and business continuity.
Additionally, we may store and collect personal information about customers and are responsible for protecting that information from privacy breaches that may occur through procedural or process failure, IT malfunction or deliberate unauthorized intrusions. We are subject to laws, rules and regulations in the United States and other jurisdictions relating to the collection, processing, storage, transfer and use of personal data. Our ability to execute transactions and to possess and use personal information and data in conducting our business subjects us to legislative and regulatory burdens that may require us to notify regulators and customers, employees and other individuals of a data security breach. Any such theft or privacy breach would have a material adverse effect on our business, prospects, revenue, results of operation and financial condition.
In addition, non-compliance could result in proceedings against us by governmental entities and/or significant fines, could negatively impact our reputation and may otherwise adversely impact our business, financial condition and operating results.
We have not experienced any material losses to date relating to cyber-attacks or other information security breaches, but there can be no assurance that we will not incur any further losses in the future. Our risk and exposure to these matters cannot be fully mitigated because of, among other things, the evolving nature of these threats. As a result, cyber security and the continued development and enhancement of controls, processes and practices designed to protect systems, computers, software, data and networks from attack, damage or unauthorized access is a priority. As cyber threats continue to evolve, we may be required to expend additional resources to continue to modify or enhance protective measures or to investigate and remediate any security vulnerabilities.
We face risks related to our insurance coverage and uninsurable risks.
Our business is subject to a number of risks and hazards generally, including adverse environmental conditions, accidents, labor disputes, destruction from civil unrest and changes in the regulatory environment. Such occurrences could result in damage to assets, personal injury or death, environmental damage, delays in operations, monetary losses and possible legal liability.

Although we intend to continue to maintain insurance to protect against certain risks in such amounts as we consider to be reasonable, our insurance will not cover all the potential risks associated with our operations. We may also be unable to maintain insurance to cover these risks at economically feasible premiums. Insurance coverage may not continue to be available or may not be adequate to cover any resulting liability. Moreover, insurance against risks such as environmental pollution or other hazards encountered in our operations is not generally available on acceptable terms. We might also become subject to liability for pollution or other hazards which it may not be insured against or which we may elect not to insure against because of premium costs or other reasons. Losses from these events may cause us to incur significant costs that could have a material adverse effect upon our financial performance and results of operations.
We may be subject to litigation.
We may become party to litigation from time to time in the ordinary course of business, which could adversely affect our business. Should any litigation in which we become involved be determined against us, such a decision could adversely affect our ability to continue operating and the market price for the shares of Class A common stock and could potentially use significant resources. Even if we are successful in litigation, litigation can redirect our significant resources and/or the significant resources of our subsidiaries. On April 14, 2021, we entered into a settlement agreement relating to a litigation matter as disclosed in the “Legal Proceedings” section of this Quarterly Report on Form 10-Q, pursuant to which we paid $9 million to the counterparty on the date of the settlement agreement and are obligated to pay an additional $5.48 million on or before January 1, 2022. We also issued 5,024,038 common units (taking into account the Reverse Split). The payments and issuances under the settlement agreement could have an adverse impact on our operating results. For additional information regarding this matter please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Legal Matter”. On April 22, 2021, we entered into an amendment to the 2019 Convertible Notes (the “Amended Notes”) to confirm the conversion price in connection with a going public transaction. According to their terms, the 2019 Convertible Notes may be amended with the written consent of the holders of a majority of the outstanding principal amount of such notes, which such consent the Company obtained (the “Amended Notes Consent”), and therefore, the Company’s position is that the Amended Notes are binding on all holders of the 2019 Convertible Notes. On April 22, 2021, after the 2019 Convertible Notes were amended, the Company received a letter from certain holders of the 2019 Convertible Notes challenging the Amended Notes and Amended Notes Consent. The Company believes the claims presented in the letter are without merit. No litigation has commenced as of the date of this filing. If these certain holders nevertheless successfully challenge the Amended Notes Consent and the Amended Notes, the remedy with respect to these certain holders would not be material to the Company, although the same remedy with respect to all holders of the 2019 Convertible Notes could be material to the Company. The Company believes this outcome to be unlikely and remote because it believes the Amended Notes Consent was properly obtained in accordance with the terms of the 2019 Convertible Notes and the Amended Notes are binding on all holders of the 2019 Convertible Notes.
We may be negatively impacted by challenging global economic conditions.
Our business, financial condition, results of operations and cash flow may be negatively impacted by challenging global economic conditions. For example and as discussed in more detail below, since early 2020, the U.S. and other world economies have experienced turmoil due to the outbreak of a novel strain of coronavirus (“COVID-19”), which has resulted in global economic uncertainty.
A global economic slowdown would cause disruptions and extreme volatility in global financial markets, increased rates of default and bankruptcy and declining consumer and business confidence, which can lead to decreased levels of consumer spending. These macroeconomic developments could negatively impact our business, which depends on the general economic environment and levels of consumer spending. As a result, we may not be able to maintain our existing customers or attract new customers, or we may be forced to reduce the price of our products. We are unable to predict the likelihood of the occurrence, duration or severity of such disruptions in the credit and financial markets or adverse global economic conditions. Any general or market-specific economic downturn could have a material adverse effect on our business, financial condition, results of operations and cash flow.

Additionally, the U.S. has imposed and may impose additional quotas, duties, tariffs, retaliatory or trade protection measures or other restrictions or regulations and may adversely adjust prevailing quota, duty or tariff levels, which can affect both the materials that we use to package our products and the sale of finished products. For example, the tariffs imposed by the U.S. on materials from China are impacting materials that we import for use in packaging in the U.S. Measures to reduce the impact of tariff increases or trade restrictions, including geographical diversification of our sources of supply, adjustments in packaging design and fabrication or increased prices, could increase our costs, delay our time to market and/or decrease sales. Other governmental action related to tariffs or international trade agreements has the potential to adversely impact demand for our products and our costs, customers, suppliers and global economic conditions and cause higher volatility in financial markets. While we actively review existing and proposed measures to seek to assess the impact of them on our business, changes in tariff rates, import duties and other new or augmented trade restrictions could have a number of negative impacts on our business, including higher consumer prices and reduced demand for our products and higher input costs.
We are subject to risks arising from epidemic diseases, such as the outbreak of the COVID-19 illness.
In December 2019, COVID-19 emerged in Wuhan, China. Since then, it has spread to several other countries and infections have been reported around the world. On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic. A public health epidemic, including COVID-19, or the fear of a potential pandemic, poses the risk that we or our employees, contractors, suppliers, and other partners may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns or other preventative measures taken to limit the potential impact from a public health epidemic that may be requested or mandated by governmental authorities.
Our priorities during the COVID-19 pandemic are protecting the health and safety of our employees and our customers, following the recommended actions of government and health authorities. In the future, the pandemic may cause reduced demand for our products and services if, for example, the pandemic results in a recessionary economic environment. Our operations are currently ongoing as the cultivation, processing and sale of cannabis products is currently considered an essential business by all states in which we operate with respect to all customers (except in Massachusetts where only medical use cannabis has been deemed essential). Our ability to continue to operate without any significant negative operational impact from the COVID-19 pandemic will in part depend on our ability to protect our employees, customers and supply chain, as well as our continued designation as “essential” in states where we do business that currently or in the future impose restrictions on business operations.
The continued spread of COVID-19 (or any other actual or potential pandemic) and the measures taken by the governments of countries affected could disrupt the supply chain and the manufacture or shipment or sale of our products and adversely impact our business, financial condition or results of operations. It could also affect the health and availability of our workforce at our facilities, as well as those of our suppliers. The COVID-19 outbreak and mitigation measures may also have an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition. The extent to which the COVID-19 outbreak impacts our results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact. Because cannabis remains federally illegal, it is possible that we would not be eligible to participate in any government relief programs (such as federal loans or access to capital) resulting from COVID-19 or any other actual or potential pandemic.
Our internal controls over financial reporting may not be effective, and our independent auditors may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business.
We are subject to various SEC reporting and other regulatory requirements. We have incurred and will continue to incur expenses and, to a lesser extent, diversion of our management’s time in our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 regarding internal controls over financial reporting. Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act of

2002, or the subsequent testing by our independent registered public accounting firm when required, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retrospective changes to our consolidated financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our shares of Class A common stock.
Our internal controls over financial reporting may not be effective and our independent registered public accounting firm may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business and reputation.
As a public company, we are be required to evaluate our internal controls over financial reporting. Furthermore, at such time as we cease to be an “emerging growth company,” as more fully described in these Risk Factors, we shall also be required to comply with Section 404. At such time we may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. We cannot be certain as to the timing of completion of our evaluation, testing and any remediation actions or the impact of the same on our operations. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our independent registered public accounting firm may issue an adverse opinion due to ineffective internal controls over financial reporting and we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. As a result, there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. Any such action could negatively affect our results of operations and cash flows.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Unregistered Sales of Equity Securities
In January 2021, the Company issued convertible notes (the “2021 Convertible Notes”) with an aggregate principal amount of $49.5 million. The 2021 Convertible Notes were unsecured and had two-year terms with staggered maturity dates according to the date of subscription. These notes accrued “pay-in-kind” interest at a rate of 8.0% per annum for the first twelve months, 10% for months thirteen through fifteen, and 13% per annum following the fifteen month anniversary of the subscription and thereafter. The 2021 Convertible Notes converted into shares of Class A common stock of Ascend Wellness Holdings, Inc. upon completion of the Company’s initial public offering on May 4, 2021.
Use of Proceeds from our Initial Public Offering of Common Stock
On May 4, 2021, we completed the initial public offering of our Class A common stock pursuant to a Registration Statement on Form S-1 (File No. 333-254800) (the “Registration Statement”) which was declared effective on April 28, 2021 and a Supplemented PREP Prospectus dated April 28, 2021 (the “Canadian Prospectus,” and together with the Registration Statement, the “Offering Documents”). Under the Offering Documents, we sold 10.0 million shares of our Class A common stock at a price of $8.00 per share and granted the underwriters an option to sell an additional 1.5 million shares pursuant to an over-allotment option which they had 30 days to exercise, and which they did exercise in full on May 7, 2021. Total proceeds were approximately $86.4 million, net of underwriting discounts and commissions, but excluding other direct offering expenses paid by us. We incurred other expenses related to the initial public offering of approximately $1.5 million. All of the underwriting discounts and other expenses were direct or indirect payments to persons other than: (i) our directors, officers, or any of their associates; (ii) persons owning ten percent (10%) or more of our common stock; or (iii) our affiliates. We expect to use the net proceeds as follows: (i) approximately $31.0 million for the pending investment in MedMen NY, Inc., though we are not certain when or if such transaction will be consummated, or the terms upon which it will ultimately be completed as it remains subject to regulatory approval in all respects, (ii) approximately $7.0 million to consummate the transactions for our proposed acquisitions of (a) Hemma, LLC, which is in Ohio and was completed on May 5, 2021 and (b) BCCO, LLC, which is also in Ohio, though we are not certain when or if such transaction will be consummated, or the terms upon which it will ultimately be completed as the BCCO, LLC transaction remains subject to regulatory approval in all respects, (iii) approximately $20.0 million for capital expenditures, and (iv) the remainder for future mergers and acquisitions transactions, general administration, tax liabilities, working capital and general corporate purposes, including additional financing provided to MedMen NY, Inc. prior to closing.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
Not applicable.

ITEM 6. EXHIBITS
(a) EXHIBIT INDEX

Exhibit No.	Description of Exhibit
2.1	Form of Exchange Agreement (incorporated by reference to Exhibit 2.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-254800) filed on April 23, 2021)
3.1+#
Fifth Amended and Restated Limited Liability Company Agreement of Ascend Wellness Holdings, LLC (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-254800) filed on March 29, 2021)

3.2	Certificate of Incorporation (incorporated by reference to Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-254800) filed on April 23, 2021)
3.3	Bylaws (incorporated by reference to Exhibit 3.5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-254800) filed on April 23, 2021)
4.1
Specimen Stock Certificate evidencing the shares of common stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-254800) filed on April 15, 2021)

4.2	Form of Registration Rights Agreement (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-254800) filed on April 23, 2021)
10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-254800) filed on April 15, 2021)
10.2
Convertible Note Purchase Agreement, dated January 2021 (incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement on Form S-1 (File No. 333-254800) filed on March 29, 2021)

10.3#
Employment Agreement between Ascend Wellness Holdings, LLC and Abner Kurtin, dated as of March 22, 2021 (incorporated by reference to Exhibit 10.28 to the Registrant’s Registration Statement on Form S-1 (File No. 333-254800) filed on March 29, 2021)

10.4#
Employment Agreement between Ascend Wellness Holdings, LLC and Francis Perullo, dated as of March 23, 2021 (incorporated by reference to Exhibit 10.29 to the Registrant’s Registration Statement on Form S-1 (File No. 333-254800) filed on March 29, 2021)

10.5#
Employment Agreement between Ascend Wellness Holdings, LLC and Daniel Neville, dated as of March 23, 2021 (incorporated by reference to Exhibit 10.30 to the Registrant’s Registration Statement on Form S-1 (File No. 333-254800) filed on March 29, 2021)

10.6#
Employment Agreement between Ascend Wellness Holdings, LLC and Christopher Melillo, dated as of March 29, 2021 (incorporated by reference to Exhibit 10.31 to the Registrant’s Registration Statement on Form S-1 (File No. 333-254800) filed on April 15, 2021)

10.7
Form of Amendment to June 19, 2019 Convertible Note Purchase Agreement (incorporated by reference to Exhibit 10.33 to the Registrant’s Registration Statement on Form S-1 (File No. 333-254800) filed on April 23, 2021)

31.1*	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32*‡	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Label Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
___________
*    Filed herewith.
‡    Document has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.
+    Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(2). The omitted information is not material and would likely cause competitive harm to the Company if publicly disclosed. The Company agrees to furnish an unredacted copy to the SEC upon its request.
#    Certain schedules and exhibits have been omitted in compliance with Regulation S-K Item 601(a)(5). The Company agrees to furnish a copy of any omitted schedule or exhibit to the SEC upon its request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ascend Wellness Holdings, Inc.
May 26, 2021	/s/ Daniel Neville
Daniel Neville Chief Financial Officer (Principal Financial Officer)

May 26, 2021	/s/ Roman Nemchenko
Roman Nemchenko Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)