Form 10-Q
period 2021-06-30
Ascend Wellness Holdings, Inc
filed 2021-08-13
CIK 1756390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
(646) 661-7600
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 11, 2021, there were 170,648,127 shares of the registrant’s Class A common stock, par value $0.001, and 65,000 shares of the registrant’s Class B common stock, par value $0.001, outstanding.

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
•our ability to comply with potential future U.S. Food and Drug Administration (the “FDA”) regulations;
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
The list of factors above is illustrative and by no means exhaustive. Additional information regarding these risks and other risks and uncertainties we face is contained in Part II, Item 1A, “Risk Factors,” in our quarterly report on Form 10-Q for the period ended March 31, 2021 and in other reports we may file from time to time with the Securities and Exchange Commission and the applicable Canadian securities regulatory authorities (including all amendments to those reports). Although the Company has attempted to identify important factors that could cause actual results to differ materially from those contained in forward-looking information, there may be other factors that cause results not to be as anticipated, estimated, or intended.
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

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.
ASCEND WELLNESS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except per share amounts)	June 30, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$104,212	$56,547
Restricted cash	—	1,550
Accounts receivable, net	4,867	6,227
Inventory	47,099	28,997
Notes receivable	6,745	8,259
Other current assets	26,475	32,598
Total current assets	189,398	134,178
Property and equipment, net	182,486	120,540
Operating lease right-of-use assets	101,731	84,642
Intangible assets, net	52,513	50,461
Goodwill	27,341	22,798
Deferred tax assets	3,451	2,395
Other noncurrent assets	21,843	12,734
TOTAL ASSETS	$578,763	$427,748

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$47,212	$31,224
Current portion of debt, net	24,056	59,330
Operating lease liabilities, current	2,206	2,128
Income taxes payable	31,006	18,275
Other current liabilities	5,744	4,328
Total current liabilities	110,224	115,285
Long-term debt, net	104,730	152,277
Operating lease liabilities, noncurrent	174,489	156,400
Total liabilities	389,443	423,962
Commitments and contingencies (Note 15)
Stockholders' Equity
Membership units, no par value; none authorized, issued, and outstanding as of June 30, 2021; 106,082 issued and outstanding as of December 31, 2020 (Note 12)	—	—
Preferred stock, $0.001 par value per share; 10,000 shares authorized, none issued and outstanding as of June 30, 2021; none authorized, issued, and outstanding as of December 31, 2020 (Note 12)	—	—
Class A common stock, $0.001 par value per share; 750,000 shares authorized, 168,764 shares issued and outstanding as of June 30, 2021; none authorized, issued, and outstanding as of December 31, 2020 (Note 12)	168	—
Class B common stock, $0.001 par value per share, 100 shares authorized, 65 shares issued and outstanding as of June 30, 2021; none authorized, issued, and outstanding as of December 31, 2020 (Note 12)	—	—
Additional paid-in capital	345,864	67,378
Accumulated deficit	(156,712)	(63,592)
Total stockholders' equity	189,320	3,786
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$578,763	$427,748
See accompanying notes to condensed consolidated financial statements.

ASCEND WELLNESS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2021	2020	2021	2020
Revenue, net	$83,367	$25,384	$149,504	$47,976
Cost of goods sold	(48,851)	(13,206)	(85,321)	(28,306)
Gross profit	34,516	12,178	64,183	19,670
Operating expenses
General and administrative expenses	30,612	9,975	55,758	19,624
Settlement expense	—	—	36,511	—
Total operating expenses	30,612	9,975	92,269	19,624
Operating profit (loss)	3,904	2,203	(28,086)	46

Other (expense) income
Interest expense	(36,888)	(2,873)	(44,225)	(5,403)
Other, net	82	(3)	162	3
Total other expense	(36,806)	(2,876)	(44,063)	(5,400)
Loss before income taxes	(32,902)	(673)	(72,149)	(5,354)
Income tax expense	(11,995)	(3,632)	(20,971)	(6,069)
Net loss	(44,897)	(4,305)	(93,120)	(11,423)
Less: net income attributable to non-controlling interests	—	737	—	1,097
Net loss attributable to Ascend Wellness Holdings, Inc.	$(44,897)	$(5,042)	$(93,120)	$(12,520)

Net loss per share attributable to Class A and Class B stockholders of Ascend Wellness Holdings, Inc. — basic and diluted (Note 12)	$(0.30)	$(0.06)	$(0.73)	$(0.14)
Weighted-average common shares outstanding — basic and diluted	150,341	89,821	128,392	89,821

See accompanying notes to condensed consolidated financial statements.

ASCEND WELLNESS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Six Months Ended June 30, 2021
		Class A and Class B Common Stock		Attributable to Stockholders of the Parent
(in thousands)	Historical LLC Units	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)	Non- Controlling Interests	Total Equity
December 31, 2020	106,082	—	$—	$67,378	$(63,592)	$3,786	$—	$3,786
Vesting of restricted common units	1,033	—	—	—	—	—	—	—
Equity-based compensation expense	50	—	—	2,487	—	2,487	—	2,487
Reserve for equity issued in litigation settlement	—	—	—	27,431	—	27,431	—	27,431
Net loss	—	—	—	—	(48,223)	(48,223)	—	(48,223)
March 31, 2021	107,165	—	$—	$97,296	$(111,815)	$(14,519)	$—	$(14,519)
Release of reserve for equity issued in litigation settlement	—	—	—	(27,431)	—	(27,431)	—	(27,431)
Equity issued in litigation settlement	5,025	—	—	27,431	—	27,431	—	27,431
Conversion of historical common units	(55,330)	55,330	55	(55)	—	—	—	—
Conversion of historical preferred units	(58,036)	58,036	58	(58)	—	—	—	—
Issuance of common stock in public offerings, net of $5,935 of underwriting commissions and discounts and offering expenses	—	11,500	12	86,053	—	86,065	—	86,065
Conversion of convertible notes upon initial public offering	—	37,388	37	137,718	—	137,755	—	137,755
Beneficial conversion feature associated with conversion of preferred units upon initial public offering	—	3,420	3	27,358	—	27,361	—	27,361
Vesting of restricted common units	1,176	3,155	3	(3)	—	—	—	—
Equity-based compensation expense	—	—	—	1,711	—	1,711	—	1,711
Repurchase of warrants	—	—	—	(4,156)	—	(4,156)	—	(4,156)
Net loss	—	—	—	—	(44,897)	(44,897)	—	(44,897)
June 30, 2021	—	168,829	$168	$345,864	$(156,712)	$189,320	$—	$189,320

See accompanying notes to condensed consolidated financial statements.

ASCEND WELLNESS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Six Months Ended June 30, 2020
		Class A and Class B Common Stock		Attributable to Stockholders of the Parent
(in thousands)	Historical LLC Units	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity	Non- Controlling Interests	Total Equity
December 31, 2019	89,821	—	$—	$71,947	$(38,153)	$33,794	$1,046	$34,840
Equity-based compensation expense	—	—	—	185	—	185	—	185
Issuance of warrants	—	—	—	147	—	147	—	147
Net loss	—	—	—	—	(7,478)	(7,478)	360	(7,118)
March 31, 2020	89,821	—	$—	$72,279	$(45,631)	$26,648	$1,406	$28,054
Equity-based compensation expense	—	—	—	85	—	85	—	85
Issuance of warrants	—	—	—	16	—	16	—	16
Net loss	—	—	—	—	(5,042)	(5,042)	737	(4,305)
June 30, 2020	89,821	—	$—	$72,380	$(50,673)	$21,707	$2,143	$23,850

See accompanying notes to condensed consolidated financial statements.

ASCEND WELLNESS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(in thousands)	2021	2020
Cash flows from operating activities
Net loss	$(93,120)	$(11,423)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,911	6,248
Amortization of operating lease assets	612	360
Non-cash interest expense	35,898	1,662
Share-based compensation expense	4,198	270
Equity issued in litigation settlement	27,431	—
Deferred income taxes	(1,056)	(473)
Loss on sale of assets	—	286
Changes in operating assets and liabilities, net of effects of acquisitions
Accounts receivable	1,401	(3,007)
Inventory	(19,992)	(2,978)
Other current assets	(4,084)	767
Other noncurrent assets	(9,110)	(2,822)
Accounts payable and accrued liabilities	19,245	1,069
Other current liabilities	1,415	1,936
Lease liabilities	464	1,122
Income taxes payable	12,732	6,545
Net cash used in operating activities	(12,055)	(438)
Cash flows from investing activities
Additions to capital assets	(56,046)	(13,696)
Investments in notes receivable	(1,656)	(585)
Collection of notes receivable	164	—
Proceeds from sale of assets	—	26,750
Purchase of businesses, net of cash acquired	(13,630)	—
Net cash (used in) provided by investing activities	(71,168)	12,469
Cash flows from financing activities
Proceeds from issuance of common stock in public offerings, net of underwriting discounts and commissions and offering expenses	86,065	—
Proceeds from issuance of debt	49,500	12,833
Repayments of debt	(2,071)	(15,317)
Repurchase of warrants	(4,156)	—
Proceeds from finance leases	—	3,750
Repayments under finance leases	—	(206)
Net cash provided by financing activities	129,338	1,060
Net increase in cash, cash equivalents, and restricted cash	46,115	13,091
Cash, cash equivalents, and restricted cash at beginning of period	58,097	12,805
Cash, cash equivalents, and restricted cash at end of period	$104,212	$25,896

See accompanying notes to condensed consolidated financial statements.

ASCEND WELLNESS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED, UNAUDITED)

	Six Months Ended June 30,
(in thousands)	2021	2020
Supplemental Cash Flow Information
Interest paid	$6,103	$3,746
Income taxes paid	9,311	—

Non-cash investing and financing activities
Capital expenditures incurred but not yet paid	13,734	8,914
Conversion of convertible notes and accrued interest upon initial public offering	137,755	—
Conversion of preferred units into Class A common stock upon initial public offering	70,660	—
Beneficial conversion feature associated with conversion of preferred units upon initial public offering	27,361	—
Direct issuance costs incurred but not yet paid	156	—
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
The Company was originally formed on May 15, 2018 as Ascend Group Partners, LLC, and changed its name to “Ascend Wellness Holdings, LLC” on September 10, 2018. On April 22, 2021, Ascend Wellness Holdings, LLC converted into a Delaware corporation and changed its name to “Ascend Wellness Holdings, Inc.” and effected a 2-for-1 reverse stock split (the “Reverse Split”), which is retrospectively presented for all periods in these financial statements. We refer to this conversion throughout this filing as the “Conversion.” As a result of the Conversion, the members of Ascend Wellness Holdings, LLC became holders of shares of stock of Ascend Wellness Holdings, Inc.
Following the Conversion, the Company has authorized 750,000 shares of Class A common stock with a par value of $0.001 per share, 100 shares of Class B common stock with a par value of $0.001 per share and 10,000 shares of preferred stock with a par value of $0.001 per share. The rights of the holders of Class A common stock and Class B common stock are identical, except for voting and conversion rights. Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to 1,000 votes per share and is convertible at any time into one share of Class A common stock at the option of the holder. See Note 12, “Equity,” for additional details.
Initial Public Offering
On May 4, 2021, the Company completed an Initial Public Offering (“IPO”) of its Class A common stock, in which it issued and sold 10,000 shares of Class A common stock at a price of $8.00 per share. On May 7, 2021, the underwriters exercised their over-allotment option in full and we issued and sold an additional 1,500 shares of Class A common stock. We received total net proceeds of approximately $86,065 after deducting underwriting discounts and commissions and certain other direct offering expenses paid by us. In connection with the IPO, the historical common units, Series Seed Preferred Units, Series Seed+ Preferred Units, and Real Estate Preferred Units then-outstanding automatically converted into a total of 113,301 shares of Class A common stock and 65 historical common units were allocated as shares of Class B common stock. Additionally, 3,420 shares of Class A common stock were issued for a beneficial conversion feature associated with the conversion of certain historical preferred units and the Company’s convertible notes, plus accrued interest, converted into 37,388 shares of Class A common stock. See Note 12, “Equity,” for additional details.
The Company’s shares of Class A common stock are listed on the Canadian Securities Exchange (the “CSE”) under the ticker symbol “AAWH.U” and are quoted on the OTCQX under the symbol “AAWH.” We are an emerging growth company under federal securities laws and as such we are able to elect to follow scaled disclosure requirements for this filing.
2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with (i) United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and (ii) the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of our management, our unaudited condensed consolidated financial statements and accompanying notes (the “Financial Statements”) include all normal recurring adjustments that are necessary for the fair statement of the interim periods presented. Interim results of operations are not necessarily indicative of results for the full year, or any other period. The Financial Statements should be read in conjunction with our audited consolidated financial statements (and notes thereto) for the year ended December 31, 2020 (“Annual Financial Statements”) which are included in our

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

Registration Statement on Form S-1, as amended, filed with the U.S. Securities and Exchange Commission on April 26, 2021.
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
We round amounts in the Financial Statements to thousands, except per unit or per share amounts or as otherwise stated. We calculate all percentages, per-unit, and per-share data from the underlying whole-dollar amounts. Thus, certain amounts may not foot, crossfoot, or recalculate based on reported numbers due to rounding. Unless otherwise indicated, all references to years are to our fiscal year, which ends on December 31.
Liquidity
As reflected in the Financial Statements, the Company had an accumulated deficit as of June 30, 2021 and December 31, 2020, as well as a net loss for the three and six months ended June 30, 2021 and 2020, and negative cash flows from operating activities during the six months ended June 30, 2021 and 2020, which are indicators that raise substantial doubt of our ability to continue as a going concern. Management believes that substantial doubt of our ability to continue as a going concern for at least one year from the issuance of these Financial Statements has been alleviated due to: (i) cash on hand, including capital raised from the Company’s IPO in May 2021, and (ii) continued growth of sales and gross profit from our consolidated operations. Management plans to continue to access capital markets for additional funding through debt and/or equity financings to supplement future cash needs, as may be required. However, management cannot provide any assurances that the Company will be successful in accomplishing its business plans. If the Company is unable to raise additional capital whenever necessary, it may be forced to decelerate or curtail certain of its operations until such time as additional capital becomes available.
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
A VIE is a legal entity that does not have sufficient equity at risk to finance its activities without additional subordinated financial support or is structured that such equity investors lack the ability to make significant decisions relating to the entity’s operations through voting rights or do not substantively participate in the gains or losses of the entity. The primary beneficiary has both the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. We assess all variable interests in the entity and use our judgment when determining if we are the primary beneficiary. Other qualitative factors that are considered include decision-making responsibilities, the VIE capital structure, risk and rewards sharing, contractual agreements with the VIE, voting rights, and level of involvement of other parties. We assess the primary beneficiary determination for a VIE on an ongoing basis if there are any changes in the facts and circumstances related to a VIE.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

Where we determine we are the primary beneficiary of a VIE, we consolidate the accounts of that VIE. The equity owned by other shareholders is shown as non-controlling interests in the accompanying unaudited Condensed Consolidated Balance Sheets, Statements of Operations, and Statements of Changes in Stockholders’ Equity. The assets of the VIE can only be used to settle obligations of that entity, and any creditors of that entity generally have no recourse to the assets of other entities or the Company unless the Company separately agrees to be subject to such claims.
Cash and Cash Equivalents and Restricted Cash
As of June 30, 2021 and December 31, 2020, we did not hold significant cash equivalents.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash to amounts shown in the unaudited Condensed Consolidated Statements of Cash Flows:

(in thousands)	June 30, 2021	December 31, 2020
Cash and cash equivalents	$104,212	$56,547
Restricted cash	—	1,550
Total cash, cash equivalents, and restricted cash	$104,212	$58,097
Fair Value of Financial Instruments
During the six months ended June 30, 2021 and 2020, we had no transfers of assets or liabilities between any of the hierarchy levels.
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
Basic and Diluted Loss per Share
The Company computes earnings (loss) per share (“EPS”) using the two-class method required for multiple classes of common stock. The rights, including the liquidation and dividend rights, of the Class A common stock and Class B common stock are substantially identical, except for voting and conversion rights. As the liquidation and dividend rights are identical, undistributed earnings are allocated on a proportionate basis to each class of common stock and the resulting basic and diluted net loss per share attributable to common stockholders are, therefore, the same for both Class A and Class B common stock on both and individual and combined basis. EPS and weighted-average shares outstanding for the three and six months ended June 30, 2021 and 2020 have been computed on the basis of treating the historical common unit equivalents previously outstanding as shares of Class A common stock, as such historical units converted into shares of Class A common stock in the Conversion.
Basic EPS is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted EPS reflects potential dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period increased by the number of additional common shares that would have been outstanding if all potential common shares had been issued and were dilutive. However, potentially dilutive securities are excluded from the computation of diluted EPS to the extent that their effect is anti-dilutive. Potential dilutive securities in the current year include incremental shares of common stock issuable upon the exercise of warrants and unvested restricted stock awards. Potential dilutive securities in the prior year periods include incremental shares of common stock issuable upon the exercise of warrants, vested incentive units, and the conversion of convertible notes. As of June 30, 2021 and 2020, 5,400 and 17,794 shares of common stock equivalents, respectively, were excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive.
Shares of restricted stock granted by us are considered to be legally issued and outstanding as of the date of grant, notwithstanding that the shares remain subject to the risk of forfeiture if the vesting conditions for such shares

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

are not met, and are included in the number of shares of Class A common stock outstanding disclosed on the cover page of this Quarterly Report on Form 10-Q. Weighted-average common shares outstanding excludes time-based and performance-based unvested shares of restricted Class A common stock, as restricted shares are treated as issued and outstanding for financial statement presentation purposes only after such shares have vested and, therefore, have ceased to be subject to a risk of forfeiture.
Recently Adopted Accounting Standards
Income Taxes
In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes, (“ASU 2019-12”) which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 became effective for on beginning January 1, 2021 and did not have a significant impact on our consolidated financial statements.
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
ASU 2020-03, Codification Improvements to Financial Instruments, was issued in March 2020 to improve and clarify various financial instruments topics, including the CECL standard issued in 2016. The ASU includes seven different issues that describe the areas of improvement and the related amendments to U.S. GAAP, intended to make the standards easier to understand and apply by eliminating inconsistencies and providing clarifications. Certain amendments contained within this update were effective upon issuance and had no material impact on our consolidated financial statements. The amendments related to ASU 2019-04 and ASU 2016-13 will be adopted in

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

conjunction with ASU 2016-13. ASU 2016-13 and its related ASUs are effective for us beginning January 1, 2023. We are currently evaluating the impact of this guidance on our consolidated financial statements.
Reference Rate Reform
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. This new guidance can be adopted prospectively no later than December 1, 2022, with early adoption permitted, and is not expected to have a material impact on our consolidated financial statements.
In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, (“ASU 2021-01”), which clarifies certain optional expedients and exceptions in Topic 848 when accounting for derivative contracts and certain hedging relationships affected by changes in interest rates. ASU 2021-01 was effective upon issuance and the amendments within are applied either prospectively or retrospectively. ASU 2021-01 did not have a significant impact on our consolidated financial statements.
Debt
In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments. This guidance also eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. This guidance will be effective for us January 1, 2022 on a full modified or modified retrospective basis, with early adoption permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements.
Modification or Exchanges of Freestanding Equity-Classified Written Call Options
In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt – Modifications and Extinguishments (Subtopic 470-50), Compensation – Stock Compensation (Topic 718), and Derivatives and Hedging – Contracts in an Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting For Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options, (“ASU 2021-04”). ASU 2021-04 provides clarification and reduces diversity in an issuer’s accounting for certain modifications or exchanges of freestanding equity-classified written call options, such as warrants, that remain equity classified after modification or exchange. This guidance will be effective for us on January 1, 2022 with early adoption permitted and will be applied prospectively. We are currently evaluating the impact of this guidance on our consolidated financial statements.
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

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Retail revenue	$58,038	$19,132	$103,559	$37,986
Wholesale revenue	39,473	9,869	69,815	17,900
	97,511	29,001	173,374	55,886
Elimination of inter-company revenue	(14,144)	(3,617)	(23,870)	(7,910)
Total revenue, net	$83,367	$25,384	$149,504	$47,976
Sales discounts were not material during the three and six months ended June 30, 2021 and 2020. The liability related to the loyalty program we offer dispensary customers at certain locations was $686 and $219 at June 30, 2021 or December 31, 2020, respectively, and is included in “Other current liabilities” on the accompanying unaudited condensed consolidated balance sheets.
4. ACQUISITIONS
The Company has determined that the acquisitions discussed below are considered business combinations under ASC Topic 805, Business Combinations, (“ASC Topic 805”) and are accounted for by applying the acquisition method, whereby the assets acquired and the liabilities assumed are recorded at their fair values with any excess of the aggregate consideration over the fair values of the identifiable net assets allocated to goodwill. Operating results have been included in these Financial Statements from the date of the acquisition.
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
2021 Acquisition
Effective May 5, 2021, the Company completed the acquisition of the parent company of Hemma, LLC (“Hemma”), the owner of a medical cultivation site in Ohio, for total consideration of $10,381, subject to customary working capital adjustments. Acquisition-related costs incurred during the three and six months ended June 30, 2021 were not material.
Preliminary Purchase Price Allocation
The Company allocated the purchase price of the Hemma acquisition as summarized in the table below. The purchase price allocation reflects various preliminary fair value estimates and analyses, including certain tangible assets acquired and liabilities assumed, the valuation of intangible assets acquired, and goodwill, which are subject to change within the measurement period as preliminary valuations are finalized.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

(in thousands)
Assets acquired (liabilities assumed):
Cash	$44
Accounts receivable	41
Inventory	188
Property and equipment	153
Intangible assets(1)	6,928
Goodwill(2)	3,039
Accounts payable and accrued liabilities	(12)
Net assets acquired	$10,381

Consideration transferred:
Cash(3)	$7,212
Settlement of note and working capital loan(4)	3,169
Total consideration	$10,381
(1)    The amortization period for the acquired intangible assets is 10 years.
(2)    Goodwill is largely attributable to the value we expect to obtain from long-term business growth and buyer-specific synergies. The goodwill is not deductible for tax purposes due to the limitations imposed under Internal Revenue Code (“IRC”) Section 280E. See Note 14, “Income Taxes,” for additional information.
(3)    Total cash consideration includes a $4,712 sellers’ note. See Note 11, “Debt,” for additional information.
(4)    Includes settlement of $2,500 due under a note receivable and settlement of $669 due under a working capital line of credit.
2020 Acquisitions
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
During the six months ended June 30, 2021, we recorded measurement period purchase accounting adjustments based on changes to certain estimates and assumptions and their related impact to goodwill. The MOCA license was revised from $10,661 to $9,755; the GCC license was revised from $11,845 to $11,501; the Midway license was revised from $15,108 to $14,684; and the Midway trade name was revised from $10 to $180.
Pro Forma and Financial Information
The following tables summarize the revenue and net income related to MOCA, GCC, Midway, and Hemma included in our consolidated results for the three and six months ended June 30, 2021.

	Three Months Ended June 30, 2021
(in thousands)	MOCA	GCC	Midway	Hemma
Revenue, net	$11,088	$2,651	$5,316	$—
Net income (loss)	1,188	(1,431)	(623)	(101)

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

	Six Months Ended June 30, 2021
(in thousands)	MOCA	GCC	Midway	Hemma
Revenue, net	$20,994	$5,057	$8,579	$—
Net income (loss)	1,899	(942)	(905)	(101)
The tables below summarize the unaudited pro forma combined revenue and net income (loss) of AWH, MOCA, GCC, and Midway for the three and six months ended June 30, 2020 as if the respective acquisitions had occurred on January 1, 2019. These results do not reflect the cost of integration activities or benefits from expected revenue enhancements and synergies. Accordingly, the unaudited pro forma information is not necessarily indicative of the results that would have been achieved if the acquisitions had been effective on January 1, 2019. Pro forma financial information is not presented for Hemma, as such results are immaterial to both the current and prior periods.

	Three Months Ended June 30, 2020
(in thousands)	AWH (as reported)	MOCA	GCC	Midway	Pro Forma Adjustments(1)	Pro Forma Combined
Revenue, net	$25,384	$3,357	$996	$2,418	$—	$32,155
Net income (loss)	(4,305)	961	177	471	(3,371)	(6,067)
(1).These adjustments include estimated additional amortization expense of $899 on intangible assets acquired as part of the acquisitions as follows: $244 related to MOCA, $288 related to GCC, and $367 related to Midway. These adjustments also include additional estimated interest expense of $2,534 and an adjustment to exclude $62 of acquisition-related costs incurred during the three months ended June 30, 2020, which are included in “General and administrative expenses” in the accompanying unaudited Condensed Consolidated Statements of Operations. These adjustments are not tax-effected, as the related expenses are not deductible for tax purposes due to the limitations imposed on marijuana dispensaries under IRC Section 280E.

	Six Months Ended June 30, 2020
(in thousands)	AWH (as reported)	MOCA	GCC	Midway	Pro Forma Adjustments(1)	Pro Forma Combined
Revenue, net	$47,976	$7,035	$2,011	$4,641	$—	$61,663
Net income (loss)	(11,423)	2,021	515	907	(6,794)	(14,774)
(1).These adjustments include estimated additional amortization expense of $1,797 on intangible assets acquired as part of the acquisitions as follows: $488 related to MOCA, $575 related to GCC, and $734 related to Midway. These adjustments also include additional estimated interest expense of $5,069 and an adjustment to exclude $72 of acquisition-related costs incurred during the six months ended June 30, 2020, which are included in “General and administrative expenses” in the accompanying unaudited Condensed Consolidated Statements of Operations. These adjustments are not tax-effected, as the related expenses are not deductible for tax purposes due to the limitations imposed on marijuana dispensaries under IRC Section 280E.
5. INVENTORY
The components of inventory are as follows:

(in thousands)	June 30, 2021	December 31, 2020
Materials and supplies	$19,126	$7,756
Work in process	16,788	13,615
Finished goods	11,185	7,626
Total	$47,099	$28,997

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

Total compensation expense capitalized to inventory was $8,157 and $3,201 during the three months ended June 30, 2021 and 2020, respectively, and $14,520 and $6,599 during the six months ended June 30, 2021 and 2020, respectively. At June 30, 2021 and December 31, 2020, $7,055 and $5,909, respectively, of compensation expense remained capitalized as part of inventory.
6. NOTES RECEIVABLE
In February 2021, in conjunction with an investment agreement, the Company entered into a working capital advance agreement with MedMen NY, Inc. (“MMNY”), an unrelated third party, under which $1,172 is outstanding as of June 30, 2021. The working capital advance agreement allows for initial maximum borrowings of up to $10,000, which may be increased to $17,500, and was issued to provide MMNY with additional funding for operations in conjunction with an investment agreement the parties entered into (see Note 15, “Commitments and Contingencies” for additional information on the investment agreement). Borrowings do not bear interest, but may be subject to a financing fee. The outstanding balance is due and payable at the earlier of the initial closing of the investment agreement or, if the investment agreement is terminated, three business days following such termination.
As discussed in Note 4, “Acquisitions,” the Company settled a total of $3,169 due under the Hemma note receivable and working capital loan agreement as part of consideration upon the closing of the acquisition.
Additionally, a total of $4,413 is outstanding at June 30, 2021 related to a promissory note issued to the owner of a property the Company is renting, of which $153 and $4,260 is included in “Other current assets” and “Other noncurrent assets,” respectively, on the unaudited Condensed Consolidated Balance Sheet. At December 31, 2020, $4,473 was outstanding, of which $151 and $4,322 is included in “Other current assets” and “Other noncurrent assets,” respectively, on the unaudited Condensed Consolidated Balance Sheet.
The Company has not identified any collectability concerns as of June 30, 2021 for the amounts due under notes receivable. No impairment losses on notes receivable were recognized during the six months ended June 30, 2021 or 2020.
7. PROPERTY AND EQUIPMENT
Property and equipment and related depreciation consist of the following:

(in thousands)	June 30, 2021	December 31, 2020
Leasehold improvements	$80,401	$33,931
Buildings	42,486	38,561
Furniture, fixtures, and equipment	38,614	28,554
Construction in progress	32,983	25,139
Land	1,002	894
Property and equipment, gross	195,486	127,079
Less: accumulated depreciation	13,000	6,539
Property and equipment, net	$182,486	$120,540
Total depreciation expense was $3,509 and $1,053 during the three months ended June 30, 2021 and 2020, respectively, and $6,461 and $2,037 during the six months ended June 30, 2021 and 2020, respectively. Total depreciation expense capitalized to inventory was $2,378 and $946 during the three months ended June 30, 2021 and 2020, respectively, and $4,334 and $1,841 during the six months ended June 30, 2021 and 2020, respectively. At June 30, 2021 and December 31, 2020, $2,002 and $602, respectively, of depreciation expense remained capitalized as part of inventory.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

8. VARIABLE INTEREST ENTITIES
The following tables present the summarized financial information about the Company’s consolidated VIEs which are included in the unaudited Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020 and unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2021 and 2020. These entities were determined to be VIEs since the Company possesses the power to direct the significant activities of the VIEs and has the obligation to absorb losses or the right to receive benefits from the VIE.

	June 30, 2021	December 31, 2020
(in thousands)	Ascend Illinois	Ascend Illinois	Ascend Michigan
Current assets	$70,278	$54,787	$11,355
Other noncurrent assets	162,954	151,449	58,516
Current liabilities	71,757	62,508	5,553
Noncurrent liabilities	127,944	134,792	37,809
Equity (deficit) attributable to AWH	16,398	9,322	(23,822)

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
(in thousands)	Ascend Illinois	Ascend Illinois	Ascend Michigan(2)
Revenue, net	$68,083	$21,912	$1,703
Net income attributable to non-controlling interests(1)	—	737	—
Net income (loss) attributable to AWH	9,329	2,949	(3,514)
Net income (loss)	$9,329	$3,686	$(3,514)

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
(in thousands)	Ascend Illinois	Ascend Illinois	Ascend Michigan(2)
Revenue, net	$122,821	$42,969	$3,238
Net income attributable to non-controlling interests(1)	—	1,097	—
Net income (loss) attributable to AWH	16,423	4,387	(8,094)
Net income (loss)	$16,423	$5,484	$(8,094)
(1)Effective July 30, 2020, the Company purchased the non-controlling interests of Ascend Illinois; therefore, there are no non-controlling interests as of and for the three and six months ended June 30, 2021.
(2)In December 2020, the sole member of FPAW Michigan 2, Inc. (“Ascend Michigan”) assigned his interests to AWH, thereby making AWH the majority member, retaining 99.9% of the membership interests in Ascend Michigan. Following this assignment, Ascend Michigan is no longer considered a VIE.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

9. INTANGIBLE ASSETS AND GOODWILL
Intangible Assets

(in thousands)	June 30, 2021	December 31, 2020
Finite-lived intangible assets
Licenses and permits(1)	$45,142	$39,888
In-place leases	19,963	19,963
Trade names(1)	380	210
	65,485	60,061
Accumulated amortization:
Licenses and permits	(3,132)	(1,080)
In-place leases	(9,460)	(8,362)
Trade names	(380)	(158)
	(12,972)	(9,600)

Total intangible assets, net	$52,513	$50,461
(1)    During the six months ended June 30, 2021, we recorded measurement period purchase accounting adjustments related to our 2020 acquisitions based on changes to certain estimates and assumptions and their related impact to goodwill. Additionally, during the three months ended June 30, 2021 we recorded $6,928 related to the Hemma acquisition. See Note 4, “Acquisitions,” for additional information.
Amortization expense was $1,687 and $1,866 during the three months ended June 30, 2021 and 2020, respectively, and $3,372 and $3,745 during the six months ended June 30, 2021 and 2020, respectively. Total amortization expense capitalized to inventory was $348 and $4 during three months ended June 30, 2021 and 2020, respectively, and $610 and $21 during the six months ended June 30, 2021 and 2020, respectively. At June 30, 2021 and December 31, 2020, $472 and $564, respectively, of amortization expense remained capitalized as part of inventory.
No impairment indicators were noted during the six months ended June 30, 2021 or 2020 and, as such, we did not record any impairment charges during either period.
Goodwill

(in thousands)
Balance, December 31, 2020	$22,798
Acquisitions	3,039
Adjustments to purchase price allocation	1,504
Balance, June 30, 2021	$27,341
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
Our lease terms range from 1 to 20 years. Some leases include one or more options to renew, with renewal terms that can extend the lease terms. We typically exclude options to extend the lease in a lease term unless it is reasonably certain that we will exercise the option and when doing so is at our sole discretion. The depreciable lives of assets and leasehold improvements are limited by the expected lease term unless there is a transfer of title or purchase option reasonably certain of exercise. Typically, if we decide to cancel or terminate a lease before the end of its term, we would owe the lessor the remaining lease payments under the term of such lease. Our lease agreements generally do not contain any material residual value guarantees or material restrictive covenants. We may rent or sublease to third parties certain real property assets that we no longer use.
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
The components of lease assets and lease liabilities and their classification on our unaudited Condensed Consolidated Balance Sheets were as follows:

(in thousands)	Classification	June 30, 2021	December 31, 2020
Lease assets
Operating leases	Operating lease right-of-use assets	$101,731	$84,642

Lease liabilities
Current liabilities
Operating leases	Operating lease liabilities, current	$2,206	$2,128
Noncurrent liabilities
Operating leases	Operating lease liabilities, noncurrent	174,489	156,400
Total lease liabilities		$176,695	$158,528
The components of lease costs and classification within the unaudited Condensed Consolidated Statements of Operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Operating lease costs
Capitalized to inventory	$4,620	$3,292	$9,114	$4,553
General and administrative expenses	1,310	1,028	2,590	1,827
Total operating lease costs	$5,930	$4,320	$11,704	$6,380
At June 30, 2021 and December 31, 2020, $3,608 and $4,913, respectively, of lease costs remained capitalized in inventory.
The following table presents information on short-term and variable lease costs:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Total short-term and variable lease costs	$174	$578	$826	$1,184

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

Sublease income generated during the three and six months ended June 30, 2021 and 2020 was immaterial.
The following table includes supplemental cash and non-cash information related to our leases:

	Six Months Ended June 30,
(in thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$10,568	$5,038
Lease assets obtained in exchange for new operating lease liabilities	$17,759	$64,757
The weighted average remaining lease term for our operating leases is 16.4 years and 17.3 years at June 30, 2021 and December 31, 2020, respectively, and the weighted average discount rate is 13.2% and 13.1% at June 30, 2021 and December 31, 2020, respectively.
The amounts of future undiscounted cash flows related to the lease payments over the lease terms and the reconciliation to the present value of the lease liabilities as recorded on our unaudited Condensed Consolidated Balance Sheet as of June 30, 2021 are as follows:

(in thousands)	Operating Lease Liabilities
Remainder of 2021	$11,589
2022	23,923
2023	24,602
2024	25,301
2025	26,032
Thereafter	343,309
Total lease payments	454,756
Less: imputed interest	278,061
Present value of lease liabilities	$176,695
As of June 30, 2021, we have entered into operating lease arrangements which are effective for future periods. The total amount of ROU lease assets and lease liabilities related to these arrangements is approximately $1,100.
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

(in thousands)	Remainder of 2021	2022	2023	2024	2025	Thereafter	Total
Cash payments due under financing liabilities	$1,020	$2,082	$2,143	$2,206	$2,271	$9,149	$18,871
On June 29, 2021, a wholly owned subsidiary of the Company entered into a definitive agreement for the sale of certain real estate and related assets of a commercial property located in New Bedford, Massachusetts to a third-party for a total purchase price is $350, subject to certain adjustments. The closing is subject to certain

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

conditions, including entering into an operating lease with the third-party. The Company anticipates this transaction will be accounted for either a sale leaseback transaction or a finance liability, depending on the final lease terms.
11. DEBT

(in thousands)	June 30, 2021	December 31, 2020
Capital Construction Loan	$11,624	$11,624
AWH Convertible Promissory Notes(1)	—	75,484
July 2019 Notes	10,000	10,000
Ann Arbor Note	4,750	5,250
October 2020 Credit Facility(2)	25,885	25,260
NJ Term Loan(3)	20,000	20,000
NJ Real Estate Loan	4,500	4,500
Sellers’ Notes(4)	37,755	45,782
Finance liabilities	17,129	17,129
Total debt	$131,643	$215,029

Current portion of debt	$25,053	$60,357
Less: unamortized deferred financing costs	997	1,027
Current portion of debt, net	$24,056	$59,330

Long-term debt	$106,590	$154,672
Less: unamortized deferred financing costs	1,860	2,395
Long-term debt, net	$104,730	$152,277
(1)On April 22, 2021 the convertible note purchase agreement entered in June 2019 (the “AWH Convertible Promissory Notes”) was amended to clarify the conversion rate of the underlying notes. Prior to the amendment, the conversion feature in connection with a going public transaction specified that the holders would receive a number of shares of Class A common stock equal to the outstanding principal and accrued and unpaid interest under the notes divided by a price per share equal to the lesser of (a)(i) a 20% discount to the price per share of Class A common stock offered pursuant to an offering in the event such offering occurs on or before 12 months from the closing date; (ii) a 25% discount to the price per share of Class A common stock offered pursuant to an offering in the event such offering occurs after 12 months from the closing date, but before the maturity date; and (b) the price per security, which equals the price per share resulting from a pre-money valuation of the company of $295,900, which was determined by the Company to be $2.96. The amendment to the note purchase agreement was solely made to clarify the conversion price in connection with a going public transaction. The note purchase agreement includes provisions to the effect that the notes may be amended with the written consent of the holders of a majority of the outstanding principal amount of all such notes, and which such consent was obtained, and any amendment so approved is binding on all holders of the notes. In conjunction with the Company’s IPO on May 4, 2021, the total principal outstanding under the AWH Convertible Promissory Notes, plus accrued interest thereon, automatically converted into 28,478 shares of Class A common stock based on a conversion price of $2.96 per share in accordance with the terms of the amended agreement. Per the terms of the notes, any AWH Convertible Promissory Notes outstanding for less than twelve months received a full twelve months of interest at conversion. $1,000 of these notes were with related party entities that are managed by one of the founders of the Company.
(2)In October 2020, the Company entered into a $38,000 senior secured credit facility (the “October 2020 Credit Facility”), consisting of a $25,000 initial term loan and $13,000 aggregate principal of delayed draw term loans (which remain available for future funding). The October 2020 Credit Facility contains certain covenants, including a minimum cash balance requirement of $5,000 at the end of each fiscal month and a minimum cash to consolidated fixed charge ratio of 2.00 to 1.00. The Company was in compliance with these covenants at June 30, 2021.
(3)This loan contains certain covenants, including a maximum debt to assets ratio of 70%, as defined in the agreement. The Company was in compliance with these covenants at June 30, 2021.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

(4)Sellers’ Notes consist of amounts owed for acquisitions or other purchases. A total of $11,174 was paid to the former owners of MOCA in January 2021, which amount is included in “Current portion of debt, net” on the unaudited Condensed Consolidated Balance Sheet at December 31, 2020. A total of $25,200 remains due to the former owners of Midway, of which $17,200 is included in “Current portion of debt, net” on the unaudited Condensed Consolidated Balance Sheet at June 30, 2021 and December 31, 2020 and $8,000 is included in “Long-term debt, net” on the unaudited Condensed Consolidated Balance Sheet at June 30, 2021 and December 31, 2020.
Additionally, at June 30, 2021, $7,843 remains due under the purchase of a non-controlling interest, of which $3,141 and $4,702 is included in “Current portion of debt, net” and “Long-term debt, net” respectively on the unaudited Condensed Consolidated Balance Sheet. At December 31, 2020, $3,140 and $6,268 is included in “Current portion of debt, net” and “Long-term debt, net” respectively.
As discussed in Note 4, “Acquisitions,” the Company issued a $4,712 sellers’ note in connection with the Hemma acquisition. The note accrues interest at a rate of 12% per annum. The outstanding principal plus accrued interest is due on December 5, 2021, but may be prepaid without premium or penalty.
In addition to the activity described above, in January 2021 the Company entered into a convertible note purchase agreement under which the Company issued $49,500 notes (the “2021 AWH Convertible Promissory Notes”). Each note bears interest at 8% for the first twelve months, 10% for months thirteen through fifteen, and 13% thereafter through maturity. Interest is paid-in-kind and added to the outstanding balance of the note, to be paid at maturity or upon conversion.
Prior to the Conversion, the 2021 AWH Convertible Promissory Notes were convertible into common units of the Company on occurrence of certain events, such as a change of control or an initial public offering. Pursuant to the terms of the notes, upon the occurrence of an initial public offering, each note, including interest thereon less applicable withholding taxes, automatically converts into equity securities issued in connection with such initial public offering, with the number of securities issued on the basis of a price equal to the lesser of: (a)(i) a 20% discount to the issue price if an initial public offering occurs on or before 12 months from each note issuance; (ii) a 25% discount to the issue price if an initial public offering occurs after 12 months of each note issuance, but before maturity; and (b) the conversion price then in effect based on a defined pre-money valuation of the Company. In conjunction with the Company’s IPO on May 4, 2021, the total principal outstanding under the 2021 AWH Convertible Promissory Notes, plus accrued interest thereon, automatically converted into 8,910 shares of Class A common stock based on a conversion price of $6.00 per share in accordance with the terms of the agreement. Per the terms of the notes, the 2021 AWH Convertible Promissory Notes received a full twelve months of interest at conversion.
Debt Maturities
During the three months ended June 30, 2021, we repaid $786 of sellers’ notes related to the former owners of HealthCentral, LLC (“HCI”). During the six months ended June 30, 2021, we repaid: $500 of principal under our term notes; $11,174 of sellers’ notes related to the MOCA acquisition; and $1,571 of sellers’ notes related to the former owners of HCI.
At June 30, 2021, the following cash payments are required under our debt arrangements:

(in thousands)	Remainder of 2021	2022	2023	2024	2025	Total
Term note maturities	$—	$4,750	$33,250	$21,624	$20,000	$79,624
Sellers’ notes(1)	23,484	11,143	3,143	—	—	37,770
(1)Certain cash payments include an interest accretion component.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

Interest Expense
Interest expense during 2021 and 2020 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Cash interest on notes	$3,742	$1,705	$7,325	$3,068
Accretion	5,283	804	8,538	1,663
Non-cash interest related to beneficial conversion feature(1)	27,361	—	27,361	—
Interest on financing liability(2)	502	364	1,001	672
Total	$36,888	$2,873	$44,225	$5,403
(1)See Note 12, “Equity,” for additional details.
(2)Interest on financing liability related to failed sale leasebacks.
12. EQUITY
Following the Conversion on April 22, 2021, the Company has authorized 750,000 shares of Class A common stock with a par value of $0.001 per share, 100 shares of Class B common stock with a par value of $0.001 per share, and 10,000 shares of preferred stock with a par value of $0.001 per share.
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
Subject to preferences that may apply to any shares of preferred stock outstanding at the time and any contractual limitations, such as our credit agreements, the holders of our common stock will be entitled to receive dividends out of funds then legally available, if any, if our board of directors (the “Board”), in its discretion, determines to issue dividends and then only at the times and in the amounts that our Board may determine. If a dividend is paid in the form of a Class A common stock or Class B common stock, then holders of Class A common stock shall receive Class A common stock and holders of Class B common stock shall receive Class B common stock.
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
In the event of any change of control transaction in respect of the Company, shares of our Class A common stock and Class B common stock shall be treated equally, ratably, and identically, on a per share basis, with respect to any consideration into which such shares are converted or any consideration paid or otherwise distributed to stockholders of the Company, unless different treatment of the shares of each class is approved by the affirmative

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

vote of the holders of a majority of the outstanding shares of Class A common stock and Class B common stock, each voting separately as a class.
The following table summarizes the total shares of Class A common stock and Class B common stock outstanding as of June 30, 2021:

(in thousands)	June 30, 2021
Shares of Class A common stock	168,764
Shares of Class B common stock	65
Total	168,829
Immediately prior to the completion of the Conversion, the Company was authorized to issue Common Units, Preferred Units, and Restricted Common Units (see Note 13, “Equity-Based Compensation Expense”), all with no par value. Preferred Units collectively included Series Seed Preferred Units, Series Seed+ Preferred Units, and Real Estate Preferred Units, unless otherwise specified. These share classes are included within “Additional Paid-In Capital” in the unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity on an as-converted to historical common units basis. The following table summarizes the historical units outstanding at our prior quarter end and as of December 31, 2020:

(in thousands)	March 31, 2021	December 31, 2020
Common Units	49,130	48,047
Real Estate Preferred Units	22,801	22,801
Series Seed Preferred Units	14,252	14,252
Series Seed+ Preferred Units	20,982	20,982
Total	107,165	106,082
In conjunction with the Company’s Conversion, each historical common unit then-outstanding converted into one share of Class A common stock, except 65 units that were allocated to shares of Class B common stock. In conjunction with the IPO, each Real Estate Preferred Unit converted into Class A common stock at a rate of one plus 1.5x, divided by the IPO price of $8.00 per share, for a total of 26,221 shares of Class A common stock. The additional 3,420 shares issued per the conversion feature was considered a contingent beneficial conversion feature and was recognized when the conversion event occurred, for a total non-cash interest charge of $27,361. Each Series Seed Preferred Unit and Series Seed+ Preferred Unit converted into shares of Class A common stock on a one-for-one basis. As discussed in Note 11, “Debt,” the AWH Promissory Notes, plus accrued interest, converted into 28,478 shares of Class A common stock and the 2021 AWH Convertible Promissory Notes, plus accrued interest, converted into 8,910 shares of Class A common stock.
Warrants
In conjunction with the Conversion, the holders of warrants to acquire 3,531 common units at an exercise price of $4.00 received warrants to acquire an equal number of shares of Class A common stock. On April 14, 2021, the Company entered into a warrant cancellation agreement with One Tower Atlantic, LLC, the holder of warrants to acquire 1,094 common units of AWH at an exercise price of $3.20 per unit (the “$3.20 Warrants”). Upon the completion of the IPO, the $3.20 Warrants were cancelled in exchange for a payment of $4,156 (or $7.00 per share calculated in accordance with the cashless exercise provisions of the warrant agreement) that was paid in May 2021 and is reflected within “Additional paid-in capital” on the unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity.
As of June 30, 2021, warrants to acquire a total of 3,531 shares of Class A common stock at an exercise price of $4.00 per share were outstanding. These warrants had an estimated total fair value of $237 at issuance, with the fair value per warrant ranging from $0.02 to $0.10. The weighted-average remaining contractual life of the warrants outstanding as of June 30, 2021 is 2.5 years and the outstanding warrants had an intrinsic value of $23,835 at that date.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

13. EQUITY-BASED COMPENSATION EXPENSE
The Company adopted an incentive plan in November 2020 (the “2020 Plan”) which authorized the issuance of incentive common unit options and restricted common units (collectively, “Awards”). The maximum number of Awards to be issued under the 2020 Plan is 10,031 and any Awards that expire or are forfeited may be re-issued. A total of 9,994 Awards were issued under the plan as of June 30, 2021. The Awards generally vest over two or three years. The estimated fair value of the Awards at issuance is recognized as compensation expense over the related vesting period.
In conjunction with the Conversion in April 2021, the holders of the restricted common units issued under the 2020 Plan received one restricted share of Class A common stock (a “restricted common share”) for each restricted common unit held immediately prior to the Conversion. Unless otherwise specified, the Awards may not be exercised for six months following the IPO.
The following table summarizes the restricted common shares activity during the six months ended June 30, 2021:

Restricted Common Shares
Unvested, December 31, 2020	7,280
Granted	50
Vested	(5,364)
Forfeited	(96)
Unvested, June 30, 2021	1,870
The Company recognized $1,711 and $4,198 as compensation expense in connection with the restricted common shares during the three and six months ended June 30, 2021, respectively. This expense is included in “General and administrative expenses” on the unaudited Condensed Consolidated Statements of Operations and includes additional compensation charges of approximately $733 recognized with the closing of the IPO related to restricted common shares that became fully vested at that time due to acceleration clauses. During the three and six months ended June 30, 2020, the Company recognized $85 and $270, respectively, as compensation expense in connection with the Company’s previous incentive units that were outstanding at that time. As of June 30, 2021, total unrecognized compensation cost related to restricted common shares was $432, which is expected to be recognized over the weighted-average remaining vesting period of 0.6 years.
In July 2021, the Company adopted a new stock incentive plan (the “2021 Plan”), pursuant to which 17,000 shares of Class A common stock are reserved for issuance thereunder, subject to certain adjustments and other terms. Following the adoption of the 2021 Plan, no additional awards are expected to be issued under the 2020 Plan.
In July 2021, the Company also adopted an employee stock purchase plan (the “2021 ESPP”), pursuant to which 4,000 shares of Class A common stock are reserved for issuance thereunder, subject to certain adjustments and other terms. As of the date of this filing, no shares have been issued under the 2021 ESPP.
14. INCOME TAXES

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2021	2020	2021	2020
Gross profit	$34,516	$12,178	$64,183	$19,670
Income tax expense	11,995	3,632	20,971	6,069
Effective tax rate on gross profit	34.8%	29.8%	32.7%	30.9%

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
There have been no material changes to income tax matters in connection with the normal course of operations during the three and six months ended June 30, 2021.
15. COMMITMENTS AND CONTINGENCIES
Commitments
The Company does not have significant future annual commitments, other than related to leases and debt, which are disclosed in Notes 10 and 11, respectively.
Legal and Other Matters
The Company’s operations are subject to a variety of local and state regulations. Failure to comply with one or more of those regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company ceasing operations. While management believes that the Company is in compliance with applicable local and state regulations as of June 30, 2021, cannabis regulations continue to evolve and are subject to differing interpretations, and accordingly, the Company may be subject to regulatory fines, penalties, or restrictions in the future.
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
The Company may be, from time to time, subject to various administrative, regulatory, and other legal proceedings arising in the ordinary course of business. Contingent liabilities associated with legal proceedings are recorded when a liability is probable and the contingent liability can be estimated. We do not accrue for contingent losses that, in our judgment, are considered to be reasonably possible but not probable. At June 30, 2021 there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on our consolidated results of operations, other than as disclosed below.
Legal Settlement
In December 2020, TVP, LLC, TVP Grand Rapids, LLC and, TVP Alma, LLC (collectively, the “TVP Parties”) filed a claim alleging breach of contract against FPAW Michigan, LLC (“FPAW”), a VIE of the Company through FPAW Michigan 2, Inc., and AWH related to a purchase agreement for the Company’s potential acquisition

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

of certain locations in Michigan. The TVP Parties asked the court to grant specific performance of the contracts between the Company and the TVP Parties, which, if granted, would have resulted in AWH issuing approximately 4,770 common units as originally agreed in September 2019 and paying approximately $16,500 in cash to the TVP parties in exchange for the entities holding the properties subject to the agreements. AWH and FPAW filed an answer to the complaint on January 28, 2021 and believed there existed valid defenses to the demand for specific performance due to lack of suitability of three of the six properties subject to the original transaction agreements.
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
Of the total settlement liability, $5,480 is included within “Accounts payable and accrued expenses” on the accompanying unaudited Condensed Consolidated Balance Sheet as of June 30, 2021 and the fair value of the share issuance of $27,431 is reflected within “Reserve for equity issued in litigation settlement” and “Equity issued in litigation settlement” on the unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity. The fair value of the three properties to be acquired per the settlement of $5,400 is recorded within “Other noncurrent assets” as of June 30, 2021, and will remain until the time such property titles transfer to the Company. The settlement charge of $36,511 is reflected within “Settlement expense” on the unaudited Condensed Consolidated Statements of Operations. The settlement charge is not expected to be deductible for tax purposes.
Shareholder Dispute
On May 28, 2021, Senvest Management, LLC, Hadron Capital (Cayman) LTD., and Measure8 Venture Partners, LLC (collectively, the “Claimants”), as former holders of convertible notes issued and sold by the Company (the “Convertible Notes”) pursuant to the Company’s Convertible Note Purchase Agreement, dated as of June 12, 2019 (the “2019 Convertible Note Purchase Agreement”), filed an arbitration demand, which was subsequently amended on July 28, 2021 (the “Arbitration Demand”), against the Company and its Chief Executive Officer, Abner Kurtin, before the American Arbitration Association. In their Arbitration Demand, the Claimants take issue with the April 22, 2021 amendment of the terms of the Convertible Note Purchase Agreement (the “Amended Notes Consent”), which was approved by holders of approximately 66% of the principal amount of the Convertible Notes, in excess of the simple majority required to amend the Convertible Notes. The Amended Notes Consent set the conversion price of the Convertible Notes at $2.96 per share. The Claimants allege that the Amended Notes Consent was obtained improperly and is void, and seek damages in excess of $20,000. The Company disputes the Claimants’ allegations and believes the Amended Notes Consent was properly obtained in accordance with the terms of the Convertible Notes and 2019 Convertible Note Purchase Agreement and the Amended Notes are binding on all holders of the Convertible Notes. The Company intends to vigorously defend against what it views as meritless claims.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

Other Transactions
In December 2020, the Company submitted an amended state application to acquire BCCO, LLC, a medical dispensary license holder in Ohio for total cash consideration of approximately $3,500, subject to certain adjustments at closing. The Company may settle the outstanding balances due under a note receivable and a working capital loan, which total $3,460 as of June 30, 2021, as part of the purchase price at closing. The Company expects the transaction to close in August 2021.
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
16. RELATED PARTY TRANSACTIONS
AWH had a management services agreement (“MSA”) with AGP Partners, LLC (“AGP”) under which AGP provided management services to AWH in connection with the monitoring and oversight of AWH’s financial and business functions. The founder of AGP is the Chief Executive Officer and one of the founders of AWH. Pursuant to the MSA, AWH paid AGP a quarterly fee of $100. Pursuant to the terms of the agreement, the MSA was terminated following the Company’s IPO in May 2021. Upon termination, AGP was entitled to receive a $2,000 payout that was contingent upon the beneficial owners of AGP who serve as officers of the Company entering into lock-up agreements that extend for 360 days following the Company’s IPO. Pursuant to the MSA, each such lock-up agreement contains a provision whereby AWH’s Board may waive, in whole or in part, such extended lock-up thereto if AWH’s Board determines, in its sole discretion and in accordance with AWH’s governing documents and applicable law, that such waiver will not have an adverse effect on AWH and its equity holders, business, financial condition, and prospects.
We recognized expenses related to the MSA of $2,024 and $2,124 during the three and six months ended June 30, 2021, respectively, and $100 and $200 during the three and six months ended June 30, 2020, respectively, that are included in “General and administrative expenses” on the unaudited Condensed Consolidated Statements of Operations. A total of $2,024 and $100 of these fees are included in “Accounts payable and other accrued expenses” on the unaudited Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020, respectively.
As discussed in Note 11, “Debt,” certain of the AWH Convertible Promissory Notes were with related party entities that are managed by one of the founders of the Company.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

17. SUPPLEMENTAL INFORMATION
The following table presents supplemental information regarding our other current assets:

(in thousands)	June 30, 2021	December 31, 2020
Tenant improvement allowance	$14,292	$24,349
Deposits and other receivables	4,666	4,021
Prepaid expenses	4,247	2,311
Construction deposits	1,582	712
Other	1,688	1,205
Total	$26,475	$32,598
The following table presents supplemental information regarding our accounts payable and accrued liabilities:

(in thousands)	June 30, 2021	December 31, 2020
Accounts payable	$15,894	$7,363
Fixed asset purchases	13,734	11,572
Litigation settlement	5,480	—
Accrued interest	3,544	7,723
Accrued payroll and related expenses	2,462	2,762
Other	6,098	1,804
Total	$47,212	$31,224
The following table presents supplemental information regarding our general and administrative expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Compensation	$13,654	$2,809	$23,706	$5,274
Professional services	5,870	1,450	9,787	2,907
Rent and utilities	4,213	2,665	9,646	5,433
Depreciation and amortization	2,470	1,969	4,889	3,920
Insurance	1,176	358	2,038	568
Marketing	871	224	1,405	625
Loss on sale of assets	—	286	—	286
Other	2,358	214	4,287	611
Total	$30,612	$9,975	$55,758	$19,624
18. SUBSEQUENT EVENTS
Management has evaluated subsequent events to determine if events or transactions occurring through the filing date of this Quarterly Report on Form 10-Q require adjustment to or disclosure in the Company’s condensed consolidated financial statements. There were no events that require adjustment to or disclosure in the condensed consolidated financial statements, except as disclosed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following management discussion and analysis, which we refer to as the “MD&A”, of the financial condition and results of operations of Ascend Wellness Holdings, Inc. (the “Company,” “AWH,” or “Ascend”) is for the three and six months ended June 30, 2021 and 2020. It is supplemental to, and should be read in conjunction with, the unaudited condensed consolidated financial statements, and the accompanying notes thereto, (the “Financial Statements”) appearing elsewhere in this Quarterly Report on Form 10-Q (the “Quarterly Report” or “Form 10-Q”) and our annual financial statements for the years ended December 31, 2020 and 2019, and the accompanying notes thereto (the “Annual Financial Statements”), which are included in our Registration Statement on Form S-1, as amended, filed with the U.S. Securities and Exchange Commission on April 26, 2021. The Financial Statements and Annual Financial Statements were prepared in accordance with accounting principles generally accepted in the United States of America, which we refer to as “GAAP.”
The Company was originally formed on May 15, 2018 as Ascend Group Partners, LLC, and changed its name to “Ascend Wellness Holdings, LLC” on September 10, 2018. On April 22, 2021, Ascend Wellness Holdings, LLC converted into a Delaware corporation and changed its name to “Ascend Wellness Holdings, Inc.” and effected a 2-for-1 reverse stock split (the “Reverse Split”), which is retrospectively presented for all periods in this filing. We refer to this conversion throughout this filing as the “Conversion.” As a result of the Conversion, the members of Ascend Wellness Holdings, LLC became holders of shares of stock of Ascend Wellness Holdings, Inc.
In May 2021, the Company completed an Initial Public Offering (“IPO”) of its Class A common stock, in which it issued and sold a total of 11,500 shares of Class A common stock, including the underwriters’ over-allotment option, at a price of $8.00 per share with net proceeds of approximately $86,065, after deducting underwriting discounts and commissions and certain expenses paid by us. In connection with the IPO, the historical common units, Series Seed Preferred Units, Series Seed+ Preferred Units, and Real Estate Preferred Units then-outstanding automatically converted into a total of 113,301 shares of Class A common stock and 65 historical common units were allocated as shares of Class B common stock. Additionally, 3,420 shares of Class A common stock were issued for a beneficial conversion feature associated with the conversion of certain historical preferred units and the Company’s convertible notes, plus accrued interest, converted into 37,388 shares of Class A Common Stock. See Note 12, “Equity,” in the Financial Statements for additional details.
The Company’s shares of Class A common stock are listed on the Canadian Securities Exchange (the “CSE”) under the ticker symbol “AAWH.U” and are quoted on the OTCQX under the symbol “AAWH.” We are an emerging growth company under federal securities laws and as such we are able to elect to follow scaled disclosure requirements for this filing.
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
•our ability to comply with potential future U.S. Food and Drug Administration (the “FDA”) regulations;
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
Financial information and unit or share figures, except per-unit or per-share amounts, presented in this MD&A are presented in thousands of United States dollars (“$”), unless otherwise indicated. We round amounts in this MD&A to the thousands and calculate all percentages, per-unit, and per-share data from the underlying whole-dollar amounts. Thus, certain amounts may not foot, crossfoot, or recalculate based on reported numbers due to rounding. Unless otherwise indicated, all references to years are to our fiscal year, which ends on December 31.

BUSINESS OVERVIEW
Established in 2018 and headquartered in New York, New York, AWH is a vertically integrated multi-state operator focused on adult-use or near-term adult-use cannabis states in limited license markets. Our core business is the cultivation, manufacturing, and distribution of cannabis consumer packaged goods, which we sell through our company-owned retail stores and to third-party licensed retail cannabis stores. We believe in bettering lives through cannabis. Our mission is to improve the lives of our employees, patients, customers, and the communities we serve through the use of the cannabis plant. We are committed to providing safe, reliable, and high-quality products and providing consumers options and education to ensure they are able to identify and obtain the products that fit their personal needs.
Since our formation, we have expanded our operational footprint, primarily through acquisitions, and currently have direct or indirect operations or financial interests in five U.S. geographic markets: Illinois, Massachusetts, Michigan, New Jersey, and Ohio, and employ approximately 1,200 people.
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
Our consumer products portfolio is generated primarily from plant material that we grow and process ourselves. We produce our consumer packaged goods in five manufacturing facilities with 90,000 square feet of current operational canopy and total current capacity of 47,000 pounds annually. We are undergoing expansions to 285,000 square feet of cumulative canopy, which is estimated to have a total production capacity of 146,000 pounds annually post build-out. As of August 13, 2021, our product portfolio consists of 121 stock keeping units (“SKUs”), across a range of cannabis product categories, including flower, pre-rolls, concentrates, vapes, edibles, and other cannabis-related products. As of August 13, 2021, we have 17 open and operating retail locations with expectations to have 21 retail locations by the end of 2021. Our new store opening plans are flexible and will ultimately depend on market conditions, local licensing, construction, and other regulatory permissions. All of our expansion plans are subject to capital allocations decisions, the evolving regulatory environment, and the COVID-19 pandemic.

RESULTS OF OPERATIONS
Three Months Ended June 30, 2021 Compared with the Three Months Ended June 30, 2020

	Three Months Ended June 30,
($ in thousands)	2021	2020	Increase / (Decrease)
Revenue, net	$83,367	$25,384	$57,983	228%
Cost of goods sold	(48,851)	(13,206)	35,645	270%
Gross profit	34,516	12,178	22,338	183%
Gross profit %	41.4%	48.0%
Operating expenses
General and administrative expenses	30,612	9,975	20,637	207%
Operating profit	3,904	2,203	1,701	77%

Other (expense) income
Interest expense	(36,888)	(2,873)	34,015	NM*
Other, net	82	(3)	85	NM*
Total other expense	(36,806)	(2,876)	33,930	NM*
Loss before income taxes	(32,902)	(673)	32,229	NM*
Income tax expense	(11,995)	(3,632)	8,363	230%
Net loss	(44,897)	(4,305)	40,592	943%
Less: net income attributable to non-controlling interests	—	737	(737)	NM*
Net loss attributable to AWH	$(44,897)	$(5,042)	$39,855	790%
*Not meaningful
Revenue
Revenue increased by $57,983, or 228%, during the three months ended June 30, 2021, as compared to the three months ended June 30, 2020, primarily driven by growth from our existing businesses as well as new site openings and acquisitions. During the three months ended June 30, 2021, we recognized incremental revenue from acquisitions of $19,055. Five new dispensaries that were opened between the second half of 2020 and first quarter of 2021 and two new dispensaries that were opened during the three months ended June 30, 2021 contributed $18,507 of the revenue growth. Revenue from existing dispensaries increased by $1,345. Additionally, increased production and sales from our cultivation and manufacturing sites contributed $19,076. As of June 30, 2021, we had 121 SKUs for our cultivation products, compared to 35 SKUs as of June 30, 2020.
Cost of Goods Sold and Gross Profit
Cost of goods sold increased by $35,645, or 270%, during the three months ended June 30, 2021, as compared to the three months ended June 30, 2020. Cost of goods sold represent direct and indirect expenses attributable to the production of wholesale products as well as direct expenses incurred in purchasing products from other wholesalers. The increase in cost of goods sold in the three months ended June 30, 2021 was driven by expansion of our operations, including $11,483 of incremental costs from acquisitions. Gross profit for the three months ended June 30, 2021 was $34,516, representing a gross margin of 41.4%, compared to gross profit of $12,178 and gross margin of 48.0% for the three months ended June 30, 2020. The decrease in gross margin was primarily driven by operational issues at our Massachusetts cultivation facility that resulted in pricing pressure due to lower quality production, partially offset by efficiency improvements at our Illinois cultivation facility.

General and Administrative Expenses
General and administrative expenses increased by $20,637, or 207%, during the three months ended June 30, 2021, as compared to the three months ended June 30, 2020. The increase was primarily related to:
•a $10,845 increase in compensation expense resulting from an increase in headcount from approximately 450 as of June 30, 2020 to approximately 1,200 by June 30, 2021 to support our expanded operations, including $1,626 of higher equity based compensation expense from the vesting of restricted common shares that were granted in 2020;
•a $4,420 increase in professional services, including a $2,000 termination fee associated with a master services agreement (“MSA”) following our IPO, as well as an increase in legal, consulting, accounting, and tax services;
•a $1,548 increase in rent and utilities, resulting from eighteen operating leases during the 2021 period, compared to eight during the 2020 period, and an increase in related utilities expenses to support the expansion of our operations;
•an increase of $818 related to insurance expenses;
•a $647 increase in marketing expenses associated with new dispensary openings;
•a $501 increase in depreciation and amortization expense due to $1,024 of incremental depreciation expense due to a larger average balance of fixed assets in service and $862 of incremental amortization of licenses that were acquired primarily in late 2020, partially offset by $1,385 of lower amortization from in-place leases that became fully amortized in late 2020; and
•a $155 increase in charitable donations, including our corporate match of donations to the Last Prisoner Project, a cannabis criminal justice-focused nonprofit organization.
Interest Expense
Interest expense increased by $34,015 during the three months ended June 30, 2021, as compared to the three months ended June 30, 2020. The increase was primarily driven by a $27,361 non-cash interest expense charge related to the beneficial conversion feature of the historical Real Estate Preferred Units recognized in conjunction with the IPO, as well as $3,606 of incremental non-cash interest recognized upon conversion of the Company’s convertible notes in conjunction with the IPO. During the three months ended June 30, 2021, the Company had a weighted-average outstanding debt balance of $176,317 with a weighted-average interest rate of 11.0%, compared to an average debt balance of $75,187 during three months ended June 30, 2020 with a weighted-average interest rate of 10.2%.
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
Income tax expense was $11,995, or 34.8% of gross profit, during the three months ended June 30, 2021, as compared to $3,632, or 29.8% of gross profit, during the three months ended June 30, 2020. There have been no material changes to income tax matters in connection with the normal course of operations during the three months ended June 30, 2021. The effective tax rate on gross profit for the three months ended June 30, 2021 was impacted by higher accrued penalties and interest due on tax payments in the current year, an increase in state taxes related to states where we had losses in the prior year, and a change in the allocation of taxable income for certain state and local jurisdictions.

RESULTS OF OPERATIONS
Six Months Ended June 30, 2021 Compared with the Six Months Ended June 30, 2020

	Six Months Ended June 30,
($ in thousands)	2021	2020	Increase / (Decrease)
Revenue, net	$149,504	$47,976	$101,528	212%
Cost of goods sold	(85,321)	(28,306)	57,015	201%
Gross profit	64,183	19,670	44,513	226%
Gross profit %	42.9%	41.0%
Operating expenses
General and administrative expenses	55,758	19,624	36,134	184%
Settlement expense	36,511	—	36,511	NM*
Total operating expenses	92,269	19,624	72,645	370%
Operating (loss) profit	(28,086)	46	(28,132)	NM*

Other (expense) income
Interest expense	(44,225)	(5,403)	38,822	719%
Other, net	162	3	159	NM*
Total other expense	(44,063)	(5,400)	38,663	716%
Loss before income taxes	(72,149)	(5,354)	66,795	NM*
Income tax expense	(20,971)	(6,069)	14,902	246%
Net loss	(93,120)	(11,423)	81,697	715%
Less: net income attributable to non-controlling interests	—	1,097	(1,097)	NM*
Net loss attributable to AWH	$(93,120)	$(12,520)	$80,600	644%
*Not meaningful
Revenue
Revenue increased by $101,528, or 212%, during the six months ended June 30, 2021, as compared to the six months ended June 30, 2020, primarily driven by growth from our existing businesses as well as new site openings and acquisitions. During the six months ended June 30, 2021, we recognized incremental revenue from acquisitions of $34,630. Three new dispensaries that were opened during the second half of 2020 and four new dispensaries that were opened during the six months ended June 30, 2021 contributed $26,119 of the revenue growth. Revenue from existing dispensaries increased by $4,825. Additionally, increased production and sales from our cultivation and manufacturing sites contributed $35,954. As of June 30, 2021, we had 121 SKUs for our cultivation products, compared to 35 SKUs as of June 30, 2020.
Cost of Goods Sold and Gross Profit
Cost of goods sold increased by $57,015, or 201%, during the six months ended June 30, 2021, as compared to the six months ended June 30, 2020. Cost of goods sold represent direct and indirect expenses attributable to the production of wholesale products as well as direct expenses incurred in purchasing products from other wholesalers. The increase in cost of goods sold in the six months ended June 30, 2021 was driven by expansion of our operations, including $20,432 of incremental costs from acquisitions. Gross profit for the six months ended June 30, 2021 was $64,183, representing a gross margin of 42.9%, compared to gross profit of $19,670 and gross margin of 41.0% for the six months ended June 30, 2020. The increase in gross margin was primarily driven by efficiency improvements at our Illinois cultivation facility, partially offset by operational issues at our Massachusetts cultivation facility that resulted in pricing pressure due to lower quality production.

General and Administrative Expenses
General and administrative expenses increased by $36,134, or 184%, during the six months ended June 30, 2021, as compared to the six months ended June 30, 2020. The increase was primarily related to:
•a $18,432 increase in compensation expense resulting from an increase in headcount from approximately 450 as of June 30, 2020 to approximately 1,200 by June 30, 2021 to support our expanded operations, including $3,928 of higher equity based compensation expense from the vesting of restricted stock units that were granted in 2020;
•a $6,880 increase in professional services, including a $2,000 termination fee associated with an MSA following our IPO, as well as an increase in legal, consulting, accounting, and tax services;
•a $4,213 increase in rent and utilities, resulting from eighteen operating leases during the 2021 period, compared to eight during the 2020 period, and an increase in related utilities expenses to support the expansion of our operations;
•an increase of $1,470 related to insurance expenses;
•a $969 increase in depreciation and amortization expense due to $1,931 of incremental depreciation expense due to a larger average balance of fixed assets in service and $1,766 of incremental amortization of licenses that were acquired primarily in late 2020, partially offset by $2,728 of lower amortization from in-place leases that became fully amortized in late 2020;
•a $780 increase in marketing expenses associated with new dispensary openings; and
•a $276 increase in charitable donations, including our corporate match of donations to the Last Prisoner Project, a cannabis criminal justice-focused nonprofit organization.
Settlement Expense
During the six months ended June 30, 2021, we recognized a charge of $36,511 related to the settlement of a litigation matter. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Legal Matters” for additional details.
Interest Expense
Interest expense increased by $38,822, or 719%, during the six months ended June 30, 2021, as compared to the six months ended June 30, 2020. The increase was primarily driven by a $27,361 non-cash interest expense charge related to the beneficial conversion feature of the historical Real Estate Preferred Units recognized in conjunction with the Company’s IPO, as well as $3,606 incremental non-cash interest recognized upon conversion of the Company’s convertible notes in conjunction with the IPO. During the six months ended June 30, 2021, the Company had an average outstanding debt balance of $214,561 with a weighted-average interest rate of 11.0%, compared to an average debt balance of $78,493 during six months ended June 30, 2020 with a weighted-average interest rate of 13.7%.
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
Income tax expense was $20,971, or 32.7% of gross profit, during the six months ended June 30, 2021, as compared to $6,069, or 30.9% of gross profit, during the six months ended June 30, 2020. There have been no material changes to income tax matters in connection with the normal course of operations during the six months ended June 30, 2021. The effective tax rate on gross profit for the six months ended June 30, 2021 was impacted by higher accrued penalties and interest due on tax payments in the current year, an increase in state taxes related to states where we had losses in the prior year, and a change in the allocation of taxable income for certain state and local jurisdictions.
NON-GAAP FINANCIAL MEASURES
We define “Adjusted Gross Profit” as gross profit excluding non-cash inventory costs. We define “Adjusted Gross Margin” as Adjusted Gross Profit as a percentage of net revenue. Our “Adjusted EBITDA” is a non-GAAP measure used by management that is not defined by U.S. GAAP and may not be comparable to similar measures presented by other companies. We define “Adjusted EBITDA Margin” as Adjusted EBITDA as a percentage of net revenue. Management calculates Adjusted EBITDA as the reported net loss, adjusted to exclude: income tax expense; other (income) expense; interest expense; depreciation and amortization; depreciation and amortization included in cost of goods sold; non-cash inventory adjustments; equity based compensation; start-up costs; transaction-related and other non-recurring expenses; litigation settlement; and loss on sale of assets. Accordingly, management believes that Adjusted EBITDA provides meaningful and useful financial information, as this measure demonstrates the operating performance of the business. Non-GAAP financial measures may be considered in addition to the results prepared in accordance with U.S. GAAP, but they should not be considered a substitute for, or superior to, U.S. GAAP results.
The following table presents Adjusted Gross Profit for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2021	2020	2021	2020
Gross Profit	$34,516	$12,178	$64,183	$19,670
Depreciation and amortization included in cost of goods sold	2,387	627	4,549	1,696
Non-cash inventory adjustments	2,714	—	3,464	—
Adjusted Gross Profit	$39,617	$12,805	$72,196	$21,366
Adjusted Gross Margin	47.5%	50.4%	48.3%	44.5%

The following table presents Adjusted EBITDA for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Net income (loss)	$(44,897)	$(4,305)	$(93,120)	$(11,423)
Income tax expense	11,995	3,632	20,971	6,069
Other (income) expense	(82)	3	(162)	(3)
Interest expense	36,888	2,873	44,225	5,403
Depreciation and amortization	2,470	1,969	4,889	3,920
Depreciation and amortization included in cost of goods sold	2,387	627	4,549	1,696
Non-cash inventory adjustments	2,714	—	3,464	—
Equity based compensation	1,711	85	4,198	270
Start-up costs(1)	1,716	1,845	3,027	3,264
Transaction-related and other non-recurring expenses(2)	5,406	164	7,584	267
Litigation settlement	—	—	36,511	—
Loss on sale of assets	—	286	—	286
Adjusted EBITDA	$20,308	$7,179	$36,136	$9,749
Adjusted EBITDA Margin	24.4%	28.3%	24.2%	20.3%
(1)One-time costs associated with acquiring real estate, obtaining licenses and permits, and other costs incurred before commencement of operations at certain locations.
(2)Legal and professional fees associated with the Company’s IPO and other non-recurring expenses.

LIQUIDITY AND CAPITAL RESOURCES
We are an emerging growth company and our primary sources of liquidity are operating cash flows, borrowings through the issuance of debt, and funds raised through the issuance of equity securities. We are generating cash from sales and deploying our capital reserves to acquire and develop assets capable of producing additional revenue and earnings over both the immediate and long term. Capital reserves are being utilized for acquisitions in the medical and adult use cannabis markets, for capital expenditures and improvements in existing facilities, product development and marketing, as well as customer, supplier, and investor and industry relations.
Financing History and Future Capital Requirements
Historically, we have used private financing as a source of liquidity for short-term working capital needs and general corporate purposes. During the first quarter of 2021 we raised $49,500 through the issuance of convertible notes to further finance our expanded operations and acquisitions. In May 2021, we completed the IPO of our Class A common stock, in which we issued and sold a total of 11,500 shares of Class A common stock, including the underwriters’ over-allotment, at a price of $8.00 per share for net proceeds of approximately $86,065 after deducting underwriting discounts and commissions and certain direct offering expenses paid by us.
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
As reflected in the Financial Statements, the Company had an accumulated deficit as of June 30, 2021 and December 31, 2020, as well as a net loss for the three and six months ended June 30, 2021 and 2020, and negative cash flows from operating activities during the six months ended June 30, 2021 and 2020, which are indicators that raise substantial doubt of our ability to continue as a going concern. Management believes that substantial doubt of our ability to continue as a going concern for at least one year from the issuance of our Financial Statements has been alleviated due to: (i) cash on hand, including capital raised from the Company’s IPO in May 2021, and (ii) continued growth of sales and gross profit from our consolidated operations. Management plans to continue to access capital markets for additional funding through debt and/or equity financings to supplement future cash needs, as may be required. However, management cannot provide any assurances that the Company will be successful in accomplishing its business plans. If we are unable to raise additional capital on favorable terms, if at all, whenever necessary, we may be forced to decelerate or curtail certain of our operations until such time as additional capital becomes available.
As of June 30, 2021 and December 31, 2020, the Company had total current liabilities of $110,224 and $115,285, respectively, and total current assets of $189,398 and $134,178, respectively, which includes cash and cash equivalents of $104,212 and $56,547, respectively, to meet its current obligations. As of June 30, 2021, the Company had working capital of $79,174, compared to $18,893 as of December 31, 2020.
Approximately 97% and 95% of the Company’s cash and cash equivalents balance as of June 30, 2021 and December 31, 2020, respectively, is on deposit with banks, credit unions, or other financial institutions. We have not experienced any material impacts related to banking restrictions applicable to cannabis businesses. Our cash and cash equivalents balance is not restricted for use by variable interest entities.
Cash Flows

	Six Months Ended June 30,
(in thousands)	2021	2020
Net cash used in operating activities	$(12,055)	$(438)
Net cash (used in) provided by investing activities	(71,168)	12,469
Net cash provided by financing activities	129,338	1,060

Operating Activities
Net cash used in operating activities increased by $11,617 during the six months ended June 30, 2021, as compared to the six months ended June 30, 2020. The change was primarily driven by: a year-over-year increase in our net loss; increases in non-cash expense items impacting net loss; and increases in net investments in working capital, including inventory, as well as the timing of accounts payable and accrued liabilities, income taxes payable, and accounts receivable.
Investing Activities
Net cash used in investing activities was $71,168 during the six months ended June 30, 2021, as compared to net cash provided by investing activities of $12,469 during the six months ended June 30, 2020. The change was primarily driven: by an increase in cash investments in capital assets and cash paid for acquisitions, including the final cash payment to the former owners of an entity acquired in the prior year and the initial cash payments for a current year acquisition; all partially offset by the absence of proceeds from the sale of assets that occurred in the prior year.
Financing Activities
Net cash provided by financing activities increased by $128,278 during the six months ended June 30, 2021, as compared to the six months ended June 30, 2020. The increase was primarily driven by net proceeds from our IPO and higher proceeds from the issuances of debt, partially offset by the repurchase of warrants in the current year and the absence of proceeds from a financing sale-leaseback transaction that occurred in the prior year.

Contractual Obligations and Other Commitments and Contingencies
The following table summarizes the Company’s future contractual obligations as of June 30, 2021:

(in thousands)	Commitments Due by Period
Contractual Obligations	Total	Remainder of 2021	2022 - 2023	2024 - 2025	Thereafter
Term notes(1)	$79,624	$—	$38,000	$41,624	$—
Sellers’ Notes(2)	37,770	23,484	14,286	—	—
Finance arrangements(3)	18,871	1,020	4,225	4,477	9,149
Operating leases(4)	454,756	11,589	48,525	51,333	343,309
Total	$591,021	$36,093	$105,036	$97,434	$352,458
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
Other Commitments
In December 2020, the Company submitted an amended state application to acquire BCCO, LLC, a medical dispensary license holder in Ohio for cash consideration of approximately $3,500, subject to certain adjustments at closing. The Company may settle the outstanding balances due under a note receivable and a working capital loan as part of the purchase price at closing. The Company expects the transaction to close in August 2021 and has adequate cash on hand to consummate the proposed transaction.

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
Capital Expenditures
We anticipate capital expenditures, net of tenant improvement allowances, of approximately $50,000 during the remainder of 2021. This includes new projects we expect to initiate, as well as payments related to projects that began in 2020. We anticipate completing the build-outs of the greenhouse at our Barry, Illinois cultivation facility, the cultivation and processing facility in Lansing, Michigan, the phase 2 expansion at our Athol, Massachusetts cultivation facility, and the initial phase of the expansion of our Franklin, New Jersey cultivation and processing facility. Spending at our cultivation and processing facilities includes both construction and the purchase of capital equipment such as extraction equipment, heating, ventilation, and air conditioning (HVAC) equipment, manufacturing equipment and general maintenance capital expenditures. We expect to complete the build-outs of three total additional dispensaries across Massachusetts, New Jersey, and Michigan that are expected to open in late 2021 or early 2022. Dispensary-related capital expenditures include anticipated costs to rebrand all dispensaries to the Ascend retail brand and general maintenance of the locations.
As of June 30, 2021, our construction in progress (“CIP”) balance was $32,983 and relates to capital spending on projects that were not yet complete. This balance includes $16,489 related to the construction of a greenhouse at our Barry, Illinois cultivation facility, the first phase of which is expected to be completed in late 2021. Additionally, $4,811 relates to the expansion of our New Jersey cultivation facility and $4,601 relates to the phase 2 build out at our Athol, Massachusetts cultivation facility. The remaining balance of approximately $7,082 relates to the six licensed dispensaries that were not yet open as of June 30, 2021.
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
Related Party Transactions
AWH had a management services agreement (“MSA”) with AGP Partners, LLC (“AGP”) under which AGP provided management services to AWH in connection with the monitoring and oversight of AWH’s financial and business functions. The founder of AGP is the Chief Executive Officer and one of the founders of AWH. Pursuant to the MSA, AWH paid AGP a quarterly fee of $100. Pursuant to the terms of the agreement, the MSA was terminated following the Company’s IPO in May 2021. Upon termination, AGP was entitled to receive a $2,000 payout that was contingent upon the beneficial owners of AGP who serve as officers of the Company entering into lock-up agreements that extend for 360 days following the Company’s IPO. Pursuant to the MSA, each such lock-up agreement contains a provision whereby AWH’s Board may waive, in whole or in part, such extended lock-up thereto if AWH’s Board determines, in its sole discretion and in accordance with AWH’s governing documents and applicable law, that such waiver will not have an adverse effect on AWH and its equity holders, business, financial condition, and prospects.
We recognized expenses related to the MSA of $2,024 and $2,124 during the three and six months ended June 30, 2021, respectively, and $100 and $200 during the three and six months ended June 30, 2020, respectively, that are included in “General and administrative expenses” on the unaudited Condensed Consolidated Statements of Operations in the Financial Statements. A total of $2,024 and $100 of these fees are included in “Accounts payable and other accrued expenses” on the unaudited Condensed Consolidated Balance Sheets in the Financial Statements as of June 30, 2021 and December 31, 2020, respectively.
Additionally, $1,000 of the Company’s convertible notes were with related party entities that are managed by one of the founders of the Company.
Other Matters
Corporate Conversion and Initial Public Offering
Following the Conversion on April 22, 2021, the Company has authorized 750,000 shares of Class A common stock with a par value of $0.001 per share, 100 shares of Class B common stock with a par value of $0.001 per share and 10,000 shares of preferred stock with a par value of $0.001 per share. The rights of the holders of Class A common stock and Class B common stock are identical, except for voting and conversion rights. Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to 1,000 votes per share and is convertible at any time into one share of Class A common stock at the option of the holder. See Note 12, “Equity,” in the Financial Statements for additional details.
Immediately prior to the completion of the Conversion, the Company was authorized to issue Common Units, Preferred Units, and Restricted Common Units, all with no par value. Preferred Units collectively included Series Seed Preferred Units, Series Seed+ Preferred Units, and Real Estate Preferred Units, unless otherwise specified. These share classes are included within “Additional Paid-In Capital” in the unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity in the Financial Statements on an as-converted to historical common units basis.
On May 4, 2021, the Company completed the IPO of its Class A common stock, in which it issued and sold 10,000 shares of Class A common stock at a price of $8.00 per share. On May 7, 2021, the underwriters exercised their over-allotment option in full and the Company sold 1,500 additional shares of Class A common stock at a price of $8.00 per share. The Company received total net proceeds of $86,065 after deducting underwriting discounts and commissions and certain direct offering expenses paid by us.
In conjunction with the Company’s IPO, each historical common unit converted into one share of Class A common stock, except 65 units that were allocated to shares of Class B common stock. Each Real Estate Preferred Unit converted into Class A common stock at a rate of one plus 1.5x, divided by the IPO price of $8.00 per share, for a total of 26,221 shares of Class A common stocks. The additional 3,420 shares issued per the conversion feature was considered a contingent beneficial conversion feature and was recognized when the conversion event occurred, for a total non-cash interest charge of $27,361. Each Series Seed Preferred Unit and Series Seed+ Preferred Unit converted into shares of Class A common stock on a one-for-one basis. As discussed in Note 11, “Debt,” in the Financial Statements the AWH Promissory Notes, plus accrued interest, converted into 28,478 shares of Class A common stock and the 2021 AWH Convertible Promissory Notes, plus accrued interest, converted into 8,910 shares of Class A common stock.
As of June 30, 2021, a total of 9,994 restricted common shares had been issued under an equity incentive plan, of which 7,990 were vested. The Company recognized $1,711 and $4,198 as compensation expense in connection with the restricted common shares during the three and six months ended June 30, 2021, respectively.

This expense is included in “General and administrative expenses” on the unaudited Condensed Consolidated Statements of Operations in the Financial Statements and includes additional compensation charges of approximately $733 recognized with the closing of the IPO related to restricted common shares that became fully vested at that time due to acceleration clauses. During the three and six months ended June 30, 2020, the Company recognized $85 and $270, respectively, as compensation expense in connection with the Company’s previous incentive units that were outstanding at that time. As of June 30, 2021, total unrecognized compensation cost related to incentive units was $432, which is expected to be recognized over the weighted-average remaining vesting period of 0.6 years.
In July 2021, the Company adopted a new stock incentive plan (the “2021 Plan”), pursuant to which 17,000 shares of Class A common stock are reserved for issuance thereunder, subject to certain adjustments and other terms. Following the adoption of the 2021 Plan, no additional awards are expected to be issued under the 2020 Plan.
In July 2021, the Company also adopted an employee stock purchase plan (the “2021 ESPP”), pursuant to which 4,000 shares of Class A common stock are reserved for issuance thereunder, subject to certain adjustments and other terms. As of the date of this filing, no shares have been issued under the 2021 ESPP.
Warrant Cancellation Agreement
On April 14, 2021, the Company entered into a warrant cancellation agreement with One Tower Atlantic, LLC, the holder of warrants to acquire 1,094 common units of AWH at an exercise price of $3.20 per unit (the “$3.20 Warrants”). Upon the completion of the IPO, the $3.20 Warrants were cancelled in exchange for a payment of $4,156 (or $7.00 per share calculated in accordance with the cashless exercise provisions of the warrant agreement) that was paid in May 2021.
Acquisition
Effective May 5, 2021, the Company completed the previously disclosed acquisition of the parent Company of Hemma, LLC (“Hemma”), the owner of a medical cultivation site in Ohio. The total purchase price of $10,381 consists of cash payments of $2,500, the issuance of a $4,712 sellers’ note, settlement of $2,500 due under a note receivable, settlement of $669 due under a working capital line of credit, and customary working capital adjustments. Refer to Note 4, “Acquisitions,” in the Financial Statements for additional information. The sellers’ note accrues interest at a rate of 12% per annum, and the outstanding principal plus accrued interest is due on December 5, 2021, but may be prepaid without premium or penalty.
Sale Leaseback Transaction
On June 29, 2021, a wholly owned subsidiary of the Company entered into a definitive agreement for the sale of certain real estate and related assets of a commercial property located in New Bedford, Massachusetts to a third-party for a total purchase price is $350, subject to certain adjustments. The closing is subject to certain conditions, including entering into an operating lease with the third-party. The Company anticipates this transaction will be accounted for either a sale leaseback transaction or a finance liability, depending on the final lease terms.
Legal Matters
Legal Settlement
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
On December 4, 2020, the counterparties to the agreements mentioned above, TVP, LLC, TVP Grand Rapids, LLC, and TVP Alma, LLC (collectively, the “TVP Parties”), filed a complaint in the Circuit Court of the State of Michigan, County of Oakland, asserting claims against FPAW and AWH. The case number for the action was 2020-184972-CB. The TVP Parties alleged that FPAW and AWH had breached the two agreements entered into in September 2019. The TVP Parties asked the court to grant specific performance of the contracts with AWH and FPAW, which, if granted, would have resulted in AWH issuing approximately 4,770 common units, as originally agreed in September 2019 and paying approximately $16,500 in cash to the TVP Parties in exchange for the entities holding the properties subject to the agreements. AWH and FPAW filed an answer to the complaint on January 28, 2021. AWH and FPAW believed there existed valid defenses to the demand for specific performance due to the lack of suitability of three of the six properties subject to the original transaction agreements.
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
Of the total settlement liability, $5,480 is included within “Accounts payable and accrued expenses” on the accompanying unaudited Condensed Consolidated Balance Sheet in the Financial Statements as of June 30, 2021 and the fair value of the share issuance of $27,431 is reflected within “Reserve for equity issued in litigation settlement” and “Equity issued in litigation settlement” on the unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity in the Financial Statements. The fair value of the three properties to be acquired per the settlement of $5,400 is recorded within “Other noncurrent assets” in the Financial Statements as of June 30, 2021, and will remain until the time such property titles transfer to the Company. The settlement charge of $36,511 is reflected within “Settlement expense” on the unaudited Condensed Consolidated Statements of Operations in the Financial Statements. The settlement charge is not expected to be deductible for tax purposes.
The Company reported losses related to FPAW of approximately $3,100 and $6,429 during the three and six months ended June 30, 2021, respectively, and there is no guarantee that the Company’s Michigan operations will become profitable in the future. Cultivation operations commenced in April 2021, and the Company anticipates that revenue and profitability in Michigan will improve as a result of vertical integration. Once vertically integrated, the Company will be able to produce products for sale at our owned dispensaries at a significantly lower cost compared to the cost associated with acquiring product on the wholesale market from third parties. Additionally, the Company opened new dispensaries in September 2020 (which began adult use sales in December 2020) and March 2021, which the Company expects to positively contribute to the Company's 2021 results. The Company also intends to identify additional attractive locations for future retail locations in Michigan. However, despite these developments, Michigan may continue to be a difficult market for us in 2021, as it is more competitive than the other markets in which the Company operates because Michigan does not limit the number of dispensaries or the size of cultivation facilities. As of the date of this Quarterly Report on Form 10-Q, there are over 300 dispensaries in Michigan and due to the significant retail competition in this market, we expect our sales per retail location and gross margins in this market to be below our average across the portfolio.
Shareholder Dispute
On May 28, 2021, Senvest Management, LLC, Hadron Capital (Cayman) LTD., and Measure8 Venture Partners, LLC (collectively, the “Claimants”), as former holders of convertible notes issued and sold by the Company (the “Convertible Notes”) pursuant to the Company’s Convertible Note Purchase Agreement, dated as of June 12, 2019 (the “2019 Convertible Note Purchase Agreement”), filed an arbitration demand, which was subsequently amended on July 28, 2021 (the “Arbitration Demand”), against the Company and its Chief Executive Officer, Abner Kurtin, before the American Arbitration Association. In their Arbitration Demand, the Claimants take issue with the April 22, 2021 amendment of the terms of the Convertible Note Purchase Agreement (the “Amended Notes Consent”), which was approved by holders of approximately 66% of the principal amount of the Convertible Notes, in excess of the simple majority required to amend the Convertible Notes. The Amended Notes Consent set the conversion price of the Convertible Notes at $2.96 per share. The Claimants allege that the Amended Notes Consent was obtained improperly and is void, and seek damages in excess of $20,000. The Company disputes the Claimants’ allegations and believes the Amended Notes Consent was properly obtained in accordance with the terms of the Convertible Notes and 2019 Convertible Note Purchase Agreement and the Amended Notes are binding on all holders of the Convertible Notes. The Company intends to vigorously defend against what it views as meritless claims.

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
Credit Risk
Credit risk is the risk of a potential loss to us if a customer or third party to a financial instrument fails to meet its contractual obligations. The maximum credit exposure at June 30, 2021 is the carrying amount of cash and cash equivalents. We do not have significant credit risk with respect to our customers. All cash and cash equivalents are placed with major U.S. financial institutions.
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
As reflected in the Financial Statements, the Company had an accumulated deficit as of June 30, 2021 and December 31, 2020, as well as a net loss for the three and six months ended June 30, 2021 and 2020, and negative cash flows from operating activities during the six months ended June 30, 2021 and 2020, which are indicators that raise substantial doubt of our ability to continue as a going concern. Management believes that substantial doubt of our ability to continue as a going concern for at least one year from the issuance of our Financial Statements has been alleviated due to: (i) cash on hand, including capital raised from the Company’s IPO in May 2021, and (ii) continued growth of sales and gross profit from our consolidated operations. Management plans to continue to access capital markets for additional funding through debt and/or equity financings to supplement future cash needs, as may be required. However, management cannot provide any assurances that we will be successful in accomplishing our business plans. If we are unable to raise additional capital on favorable terms, if at all, whenever necessary, we may be forced to decelerate or curtail certain of our operations until such time as additional capital becomes available.
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
ITEM 4. CONTROLS AND PROCEDURES
a.Disclosure Controls and Procedures.
As of the end of the period covered by this report, our Principal Executive Officer and Principal Financial Officer evaluated our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, and due to the material weakness in internal controls described below, our Principal Executive Officer and Principal Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (2) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.
As previously disclosed in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, the Company’s management identified a material weakness related to the maintenance and updating of vendor records in connection with the accounts payable cycle that occurred during the three months ended March 31, 2021. The material weakness did not result in a material misstatement of the Company’s financial statements included in this report, the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, or in other periodic filings. Management took immediate action to remediate the material weakness, including enhancing and better defining cash disbursement controls to prevent and timely detect unauthorized cash disbursements. We continue to test the controls implemented during the second quarter to assess whether such controls are operating effectively. While there can be no assurance, we believe this material weakness will be remediated during the third quarter of 2021. Notwithstanding the identified material weakness as of June 30, 2021, the Company’s management believes that the financial statements, and the notes thereto, included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations, and cash flows for the periods presented.
b.Changes in Internal Control Over Financial Reporting.
Other than as described above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation described above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
A discussion of our litigation matters occurring in the period covered by this report is found in Note 15, “Commitments and Contingencies,” to the Financial Statements in this Form 10-Q.
ITEM 1A. RISK FACTORS.
As of the date of this filing, there have been no material changes in our risk factors from those disclosed in Part II, Item 1A, of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Use of Proceeds from our Initial Public Offering of Common Stock
On May 4, 2021, we completed the initial public offering of our Class A common stock pursuant to a Registration Statement on Form S-1 (File No. 333-254800) (the “Registration Statement”) which was declared effective on April 28, 2021 and a Supplemented PREP Prospectus dated April 28, 2021 (the “Canadian Prospectus,” and together with the Registration Statement, the “Offering Documents”). Under the Offering Documents, we sold 10.0 million shares of our Class A common stock at a price of $8.00 per share and granted the underwriters an option to sell an additional 1.5 million shares of Class A common stock pursuant to an over-allotment option which they had 30 days to exercise, and which they did exercise in full on May 7, 2021. Total proceeds were approximately $86.1 million, net of underwriting discounts and commissions and other direct offering expenses paid by us. We incurred other expenses related to the initial public offering of approximately $1.5 million. All of the underwriting discounts and other expenses were direct or indirect payments to persons other than: (i) our directors, officers, or any of their associates; (ii) persons owning ten percent (10%) or more of our common stock; or (iii) our affiliates. There has been no material change in the planned use of proceeds as described in the Offering Documents and our Form 10-Q for the quarter ended March 31, 2021.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
Not applicable.

ITEM 6. EXHIBITS
(a) EXHIBIT INDEX

Exhibit No.	Description of Exhibit

4.1	Ascend Wellness Holdings, Inc. 2021 Stock Incentive Plan (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-8, filed with the SEC on July 9, 2021)
4.2	Ascend Wellness Holdings, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-8, filed with the SEC on July 9, 2021)
31.1*	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32‡	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Label Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Ascend Wellness Holdings, Inc.
August 13, 2021	/s/ Daniel Neville
Daniel Neville Chief Financial Officer (Principal Financial Officer)

August 13, 2021	/s/ Roman Nemchenko
Roman Nemchenko Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)