Form 10-Q
period 2021-09-30
Ascend Wellness Holdings, Inc
filed 2021-11-15
CIK 1756390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 9, 2021, there were 172,595,306 shares of the registrant’s Class A common stock, par value $0.001, and 65,000 shares of the registrant’s Class B common stock, par value $0.001, outstanding.

ASCEND WELLNESS HOLDINGS, INC
TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains “forward-looking statements” regarding Ascend Wellness Holdings, Inc. and its subsidiaries (collectively referred to as “AWH,” “we,” “us,” “our,” or the “Company”). We make forward-looking statements related to future expectations, estimates, and projections that are uncertain and often contain words such as, but not limited to, “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “likely,” “may,” “outlook,” “plan,” “predict,” “should,” “target,” or other similar words or phrases. These statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties, and assumptions that are difficult to predict. Particular risks and uncertainties that could cause our actual results to be materially different from those expressed in our forward-looking statements include those listed below:
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
•our ability to comply with potential future U.S. Food and Drug Administration regulations;
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
The list of factors above is illustrative and by no means exhaustive. Additional information regarding these risks and other risks and uncertainties we face is contained in Part II, Item 1A, “Risk Factors,” in our quarterly report on Form 10-Q for the quarter ended March 31, 2021 and in other reports we may file from time to time with the Securities and Exchange Commission and the applicable Canadian securities regulatory authorities (including all amendments to those reports). Although the Company has attempted to identify important factors that could cause actual results to differ materially from those contained in forward-looking information, there may be other factors that cause results not to be as anticipated, estimated, or intended.
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

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.
ASCEND WELLNESS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except per share amounts)	September 30, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$204,510	$56,547
Restricted cash	—	1,550
Accounts receivable, net	8,577	6,227
Inventory	56,007	28,997
Notes receivable	7,274	8,259
Other current assets	23,298	32,598
Total current assets	299,666	134,178
Property and equipment, net	210,749	120,540
Operating lease right-of-use assets	104,248	84,642
Intangible assets, net	50,835	50,461
Goodwill	30,316	22,798
Deferred tax assets, net	1,309	2,395
Other noncurrent assets	19,760	12,734
TOTAL ASSETS	$716,883	$427,748

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$30,395	$31,224
Current portion of debt, net	25,073	59,330
Operating lease liabilities, current	2,369	2,128
Income taxes payable	42,057	18,275
Other current liabilities	4,994	4,328
Total current liabilities	104,888	115,285
Long-term debt, net	230,498	152,277
Operating lease liabilities, noncurrent	197,460	156,400
Total liabilities	532,846	423,962
Commitments and contingencies (Note 15)
Stockholders' Equity
Membership units, no par value; none authorized, issued, and outstanding as of September 30, 2021; 106,082 issued and outstanding as of December 31, 2020 (Note 12)	—	—
Preferred stock, $0.001 par value per share; 10,000 shares authorized, none issued and outstanding as of September 30, 2021; none authorized, issued, and outstanding as of December 31, 2020 (Note 12)	—	—
Class A common stock, $0.001 par value per share; 750,000 shares authorized, 170,945 shares issued and outstanding as of September 30, 2021; none authorized, issued, and outstanding as of December 31, 2020 (Note 12)	170	—
Class B common stock, $0.001 par value per share, 100 shares authorized, 65 shares issued and outstanding as of September 30, 2021; none authorized, issued, and outstanding as of December 31, 2020 (Note 12)	—	—
Additional paid-in capital	353,605	67,378
Accumulated deficit	(169,738)	(63,592)
Total stockholders' equity	184,037	3,786
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$716,883	$427,748
The accompanying notes are an integral part of the condensed consolidated financial statements.

ASCEND WELLNESS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2021	2020	2021	2020
Revenue, net	$94,382	$41,473	$243,886	$89,449
Cost of goods sold	(53,428)	(23,121)	(138,749)	(51,427)
Gross profit	40,954	18,352	105,137	38,022
Operating expenses
General and administrative expenses	29,341	15,000	85,099	34,624
Settlement expense	—	—	36,511	—
Total operating expenses	29,341	15,000	121,610	34,624
Operating profit (loss)	11,613	3,352	(16,473)	3,398

Other (expense) income
Interest expense	(12,376)	(2,627)	(56,601)	(8,030)
Other, net	44	3	206	6
Total other expense	(12,332)	(2,624)	(56,395)	(8,024)
(Loss) income before income taxes	(719)	728	(72,868)	(4,626)
Income tax expense	(12,307)	(5,643)	(33,278)	(11,712)
Net loss	(13,026)	(4,915)	(106,146)	(16,338)
Less: net income attributable to non-controlling interests	—	501	—	1,598
Net loss attributable to Ascend Wellness Holdings, Inc.	$(13,026)	$(5,416)	$(106,146)	$(17,936)

Net loss per share attributable to Class A and Class B stockholders of Ascend Wellness Holdings, Inc. — basic and diluted (Note 12)	$(0.08)	$(0.06)	$(0.75)	$(0.19)
Weighted-average common shares outstanding — basic and diluted	169,879	96,515	142,221	92,052

The accompanying notes are an integral part of the condensed consolidated financial statements.

ASCEND WELLNESS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Nine Months Ended September 30, 2021
		Class A and Class B Common Stock		Attributable to Stockholders of the Parent
(in thousands)	Historical LLC Units	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)	Non- Controlling Interests	Total Equity
December 31, 2020	106,082	—	$—	$67,378	$(63,592)	$3,786	$—	$3,786
Vesting of equity-based payment awards	1,033	—	—	—	—	—	—	—
Equity-based compensation expense	50	—	—	2,487	—	2,487	—	2,487
Reserve for equity issued in litigation settlement	—	—	—	27,431	—	27,431	—	27,431
Net loss	—	—	—	—	(48,223)	(48,223)	—	(48,223)
March 31, 2021	107,165	—	$—	$97,296	$(111,815)	$(14,519)	$—	$(14,519)
Release of reserve for equity issued in litigation settlement	—	—	—	(27,431)	—	(27,431)	—	(27,431)
Equity issued in litigation settlement	5,025	—	—	27,431	—	27,431	—	27,431
Conversion of historical common units	(55,330)	55,330	55	(55)	—	—	—	—
Conversion of historical preferred units	(58,036)	58,036	58	(58)	—	—	—	—
Issuance of common stock in public offerings, net of $5,935 of underwriting commissions and discounts and offering expenses	—	11,500	12	86,053	—	86,065	—	86,065
Conversion of convertible notes upon initial public offering	—	37,388	37	137,718	—	137,755	—	137,755
Beneficial conversion feature associated with conversion of preferred units upon initial public offering	—	3,420	3	27,358	—	27,361	—	27,361
Vesting of equity-based payment awards	1,176	3,155	3	(3)	—	—	—	—
Equity-based compensation expense	—	—	—	1,711	—	1,711	—	1,711
Repurchase of warrants	—	—	—	(4,156)	—	(4,156)	—	(4,156)
Net loss	—	—	—	—	(44,897)	(44,897)	—	(44,897)
June 30, 2021	—	168,829	$168	$345,864	$(156,712)	$189,320	$—	$189,320
Issuance of common stock	—	1,986	2	3,748	—	3,750	—	3,750
Vesting of equity-based payment awards	—	195	—	—	—	—	—	—
Equity-based compensation expense	—	—	—	3,993	—	3,993	—	3,993
Net loss	—	—	—	—	(13,026)	(13,026)	—	(13,026)
September 30, 2021	—	171,010	$170	$353,605	$(169,738)	$184,037	$—	$184,037

The accompanying notes are an integral part of the condensed consolidated financial statements.

ASCEND WELLNESS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Nine Months Ended September 30, 2020
		Class A and Class B Common Stock		Attributable to Stockholders of the Parent
(in thousands)	Historical LLC Units	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity	Non- Controlling Interests	Total Equity
December 31, 2019	89,821	—	$—	$71,947	$(38,153)	$33,794	$1,046	$34,840
Equity-based compensation expense	—	—	—	185	—	185	—	185
Issuance of warrants	—	—	—	147	—	147	—	147
Net loss	—	—	—	—	(7,478)	(7,478)	360	(7,118)
March 31, 2020	89,821	—	$—	$72,279	$(45,631)	$26,648	$1,406	$28,054
Equity-based compensation expense	—	—	—	85	—	85	—	85
Issuance of warrants	—	—	—	16	—	16	—	16
Net loss	—	—	—	—	(5,042)	(5,042)	737	(4,305)
June 30, 2020	89,821	—	$—	$72,380	$(50,673)	$21,707	$2,143	$23,850
Units issued in acquisitions or asset purchases	10,000	—	—	2,800	—	2,800	—	2,800
Purchase of non-controlling interests	3,635	—	—	(8,329)	—	(8,329)	(2,644)	(10,973)
Equity-based compensation expense	—	—	—	71	—	71	—	71
Issuance of warrants	—	—	—	40	—	40	—	40
Net loss	—	—	—	—	(5,416)	(5,416)	501	(4,915)
September 30, 2020	103,456	—	$—	$66,962	$(56,089)	$10,873	$—	$10,873

The accompanying notes are an integral part of the condensed consolidated financial statements.

ASCEND WELLNESS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
(in thousands)	2021	2020
Cash flows from operating activities
Net loss	$(106,146)	$(16,338)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,692	10,085
Amortization of operating lease assets	1,034	660
Non-cash interest expense	41,506	2,993
Equity-based compensation expense	8,191	341
Equity issued in litigation settlement	27,431	—
Deferred income taxes	(1,889)	(899)
Loss on sale of assets	649	286
Changes in operating assets and liabilities, net of effects of acquisitions
Accounts receivable	(2,309)	(4,042)
Inventory	(27,904)	(9,554)
Other current assets	(6,099)	(2,281)
Other noncurrent assets	(7,026)	(4,785)
Accounts payable and accrued liabilities	8,505	3,998
Other current liabilities	612	2,711
Lease liabilities	676	1,999
Income taxes payable	23,783	9,158
Net cash used in operating activities	(22,294)	(5,668)
Cash flows from investing activities
Additions to capital assets	(70,918)	(18,065)
Investments in notes receivable	(2,185)	(682)
Collection of notes receivable	245	—
Proceeds from sale of assets	930	26,750
Acquisition of businesses, net of cash acquired	(13,630)	(23,327)
Purchases of intangible assets	—	(127)
Net cash used in investing activities	(85,558)	(15,451)
Cash flows from financing activities
Proceeds from issuance of common stock in public offerings, net of underwriting discounts and commissions and offering expenses	86,065	—
Proceeds from issuance of debt	259,500	49,262
Repayments of debt	(78,413)	(18,806)
Repurchase of warrants	(4,156)	—
Proceeds from finance leases	—	3,750
Repayments under finance leases	—	(337)
Debt issuance costs	(8,731)	(206)
Net cash provided by financing activities	254,265	33,663
Net increase in cash, cash equivalents, and restricted cash	146,413	12,544
Cash, cash equivalents, and restricted cash at beginning of period	58,097	12,805
Cash, cash equivalents, and restricted cash at end of period	$204,510	$25,349

The accompanying notes are an integral part of the condensed consolidated financial statements.

ASCEND WELLNESS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED, UNAUDITED)

	Nine Months Ended September 30,
(in thousands)	2021	2020
Supplemental Cash Flow Information
Interest paid	$14,618	$4,839
Income taxes paid	11,400	2,398

Non-cash investing and financing activities
Capital expenditures incurred but not yet paid	7,656	17,535
Conversion of convertible notes and accrued interest upon initial public offering	137,755	—
Conversion of preferred units into Class A common stock upon initial public offering	70,660	—
Beneficial conversion feature associated with conversion of preferred units upon initial public offering	27,361	—
Shares issued for share-settled debt	3,750	—
Issuance of shares in business acquisitions	—	2,319
Issuance of shares for intangible assets	—	481
Issuance of shares in purchase of non-controlling interests	—	1,018
Warrants issued with notes payable	—	203
The accompanying notes are an integral part of the condensed consolidated financial statements.

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
Following the Conversion, the Company has authorized 750,000 shares of Class A common stock with a par value of $0.001 per share, 100 shares of Class B common stock with a par value of $0.001 per share and 10,000 shares of preferred stock with a par value of $0.001 per share. The rights of the holders of Class A common stock and Class B common stock are identical, except for voting and conversion rights. Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to 1,000 votes per share and is convertible at any time into one share of Class A common stock at the option of the holder. See Note 12, “Stockholders’ Equity,” for additional details.
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
Shares of the Company’s Class A common stock are listed on the Canadian Securities Exchange (the “CSE”) under the ticker symbol “AAWH.U” and are quoted on the OTCQX under the symbol “AAWH.” We are an emerging growth company under federal securities laws and as such we are able to elect to follow scaled disclosure requirements for this filing.
2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with (i) United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information, and (ii) the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of our management, our unaudited condensed consolidated financial statements and accompanying notes (the “Financial Statements”) include all normal recurring adjustments that are necessary for the fair statement of the interim periods presented. Interim results of operations are not necessarily indicative of results for the full year, or any other period. The Financial Statements should be read in conjunction with our audited consolidated financial statements (and notes thereto) for the year ended December 31, 2020 (the “Annual Financial Statements”) which are included in our Registration Statement on Form S-1, as amended, filed with the U.S. Securities and Exchange Commission on April

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

26, 2021. Except as noted below, there have been no material changes to the Company’s significant accounting policies and estimates during the nine months ended September 30, 2021.
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
Liquidity
As reflected in the Financial Statements, the Company had an accumulated deficit as of September 30, 2021 and December 31, 2020, as well as a net loss for the three and nine months ended September 30, 2021 and 2020, and negative cash flows from operating activities during the nine months ended September 30, 2021 and 2020, which are indicators that raise substantial doubt of our ability to continue as a going concern. Management believes that substantial doubt of our ability to continue as a going concern for at least one year from the issuance of these Financial Statements has been alleviated due to: (i) cash on hand, including capital raised from the Company’s IPO in May 2021 and proceeds received under our new credit agreement in August 2021, and (ii) continued growth of sales and gross profit from our consolidated operations. Management plans to continue to access capital markets for additional funding through debt and/or equity financings to supplement future cash needs, as may be required. However, management cannot provide any assurances that the Company will be successful in accomplishing its business plans. If the Company is unable to raise additional capital whenever necessary, it may be forced to decelerate or curtail certain of its operations until such time as additional capital becomes available.
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
Where we determine we are the primary beneficiary of a VIE, we consolidate the accounts of that VIE. The equity owned by other stockholders is shown as non-controlling interests in the accompanying unaudited Condensed Consolidated Balance Sheets, Statements of Operations, and Statements of Changes in Stockholders’ Equity. The assets of the VIE can only be used to settle obligations of that entity, and any creditors of that entity generally have no recourse to the assets of other entities or the Company unless the Company separately agrees to be subject to such claims.
Cash and Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash to amounts shown in the unaudited Condensed Consolidated Statements of Cash Flows:

(in thousands)	September 30, 2021	December 31, 2020
Cash and cash equivalents	$204,510	$56,547
Restricted cash	—	1,550
Total cash, cash equivalents, and restricted cash	$204,510	$58,097
As of September 30, 2021 and December 31, 2020, we did not hold significant cash equivalents.
Fair Value of Financial Instruments
During the nine months ended September 30, 2021 and 2020, we had no transfers of assets or liabilities between any of the hierarchy levels.
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
Basic and Diluted Loss per Share
The Company computes earnings (loss) per share (“EPS”) using the two-class method required for multiple classes of common stock. The rights, including the liquidation and dividend rights, of the Class A common stock and Class B common stock are substantially identical, except for voting and conversion rights. As the liquidation and dividend rights are identical, undistributed earnings are allocated on a proportionate basis to each class of common stock and the resulting basic and diluted net loss per share attributable to common stockholders are, therefore, the same for both Class A and Class B common stock on both an individual and combined basis. EPS and weighted-average shares outstanding for the three and nine months ended September 30, 2021 and 2020 have been computed on the basis of treating the historical common unit equivalents previously outstanding as shares of Class A common stock, as such historical units converted into shares of Class A common stock in the Conversion.
Basic EPS is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted EPS reflects potential dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period increased by the number of additional common shares that would have been outstanding if all potential common shares had been issued and were dilutive. However, potentially dilutive securities are excluded from the computation of diluted EPS to the extent that their effect is anti-dilutive. Potential dilutive securities in the current year include incremental shares of common stock issuable upon the exercise of warrants, unvested restricted stock awards, and unvested restricted stock units. Potential dilutive securities in the prior year periods include incremental shares of common stock issuable upon the exercise of warrants, vested incentive units, and the conversion of convertible notes. As of September 30, 2021 and 2020, 10,827 and 30,545 shares of common stock equivalents, respectively, were excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

Shares of restricted stock granted by us are considered to be legally issued and outstanding as of the date of grant, notwithstanding that the shares remain subject to the risk of forfeiture if the vesting conditions for such shares are not met, and are included in the number of shares of Class A common stock outstanding disclosed on the cover page of this Quarterly Report on Form 10-Q. Weighted-average common shares outstanding excludes time-based and performance-based unvested shares of restricted Class A common stock, as restricted shares are treated as issued and outstanding for financial statement presentation purposes only after such shares have vested and, therefore, have ceased to be subject to a risk of forfeiture.
Recently Adopted Accounting Standards
Income Taxes
In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes, (“ASU 2019-12”) which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 became effective for the Company beginning on January 1, 2021 and did not have a significant impact on our Financial Statements.
Investments
In January 2020, the FASB issued ASU 2020-01, Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. This ASU provides clarification of the interaction of rules for equity securities, the equity method of accounting, and forward contracts and purchase options on certain types of securities and became effective for the Company beginning on January 1, 2021. Adoption of this guidance did not have a material impact on our Financial Statements.
Reference Rate Reform
In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, (“ASU 2021-01”), which clarifies certain optional expedients and exceptions in Topic 848 when accounting for derivative contracts and certain hedging relationships affected by changes in interest rates. ASU 2021-01 was effective upon issuance and the amendments within are applied either prospectively or retrospectively. ASU 2021-01 did not have a significant impact on our Financial Statements.
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
ASU 2020-03, Codification Improvements to Financial Instruments, was issued in March 2020 to improve and clarify various financial instruments topics, including the CECL standard issued in 2016. The ASU includes seven different issues that describe the areas of improvement and the related amendments to U.S. GAAP, intended to make the standards easier to understand and apply by eliminating inconsistencies and providing clarifications. Certain amendments contained within this update were effective upon issuance and had no material impact on our Financial Statements. The amendments related to ASU 2019-05 and ASU 2016-13 will be adopted in conjunction with ASU 2016-13. ASU 2016-13 and its related ASUs are effective for us beginning January 1, 2023. We are currently evaluating the impact of this guidance on our consolidated financial statements.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Retail revenue	$63,517	$27,938	$167,076	$65,925
Wholesale revenue	41,526	17,449	111,341	35,349
	105,043	45,387	278,417	101,274
Elimination of inter-company revenue	(10,661)	(3,914)	(34,531)	(11,825)
Total revenue, net	$94,382	$41,473	$243,886	$89,449
Sales discounts were not material during the three and nine months ended September 30, 2021 and 2020. The liability related to the loyalty program we offer dispensary customers at certain locations was $949 and $219 at September 30, 2021 or December 31, 2020, respectively, and is included in “Other current liabilities” on the accompanying unaudited condensed consolidated balance sheets.
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
2021 Acquisition
Effective May 5, 2021, the Company completed the acquisition of the parent company of Hemma, LLC (“Hemma”), the owner of a medical cultivation site in Ohio, for total consideration of $10,381, subject to customary working capital adjustments. Acquisition-related costs incurred during the three and nine months ended September 30, 2021 were not material.

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
(2)    Goodwill is largely attributable to the value we expect to obtain from long-term business growth and buyer-specific synergies. The Company is evaluating whether the goodwill is deductible for tax purposes under the limitations imposed under Internal Revenue Code (“IRC”) Section 280E. See Note 14, “Income Taxes,” for additional information.
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
During the nine months ended September 30, 2021, we recorded measurement period purchase accounting adjustments based on changes to certain estimates and assumptions and their related impact to goodwill. The MOCA license was revised from $10,661 to $9,755; the GCC license was revised from $11,845 to $11,501; the Midway license was revised from $15,108 to $14,684; and the Midway trade name was revised from $10 to $180. Additionally, during the three and nine months ended September 30, 2021, we recorded a measurement period adjustment to goodwill of $2,975 related to the MOCA acquisition for a deferred tax liability associated with the acquired intangible assets. The measurement period for the MOCA acquisition ended one year after the August 1, 2020 acquisition date.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

Financial and Pro Forma Information
The following tables summarize the revenue and net income related to MOCA, GCC, Midway, and Hemma included in our consolidated results for the three and nine months ended September 30, 2021.

	Three Months Ended September 30, 2021
(in thousands)	MOCA	GCC	Midway	Hemma
Revenue, net	$11,371	$2,577	$6,948	$126
Net income (loss)	2,075	(252)	350	(204)

	Nine Months Ended September 30, 2021
(in thousands)	MOCA	GCC	Midway	Hemma
Revenue, net	$32,360	$7,634	$15,526	$126
Net income (loss)	3,969	(1,194)	(556)	(305)
Our consolidated results for the three and nine months ended September 30, 2020 include $4,103 of revenue, net, and $314 of net income related to MOCA.
The tables below summarize the unaudited pro forma combined revenue and net income (loss) of AWH, MOCA, GCC, and Midway for the three and nine months ended September 30, 2020 as if the respective acquisitions had occurred on January 1, 2019. The results for MOCA and GCC are through their respective acquisition dates, as the results for each were included in our consolidated financial statements after such dates. These results do not reflect the cost of integration activities or benefits from expected revenue enhancements and synergies. Accordingly, the unaudited pro forma information is not necessarily indicative of the results that would have been achieved if the acquisitions had been effective on January 1, 2019. Pro forma financial information is not presented for Hemma, as such results are immaterial to both the current and prior periods.

	Three Months Ended September 30, 2020
(in thousands)	AWH (as reported)	MOCA	GCC	Midway	Pro Forma Adjustments(1)	Pro Forma Combined
Revenue, net	$41,473	$1,577	$1,025	$3,199	$—	$47,274
Net income (loss)	(4,915)	378	11	650	(3,001)	(6,877)
(1)These adjustments include estimated additional amortization expense of $736 on intangible assets acquired as part of the acquisitions as follows: $81 related to MOCA, $288 related to GCC, and $367 related to Midway. These adjustments also include additional estimated interest expense of $2,557 and an adjustment to exclude $292 of acquisition-related costs incurred during the three months ended September 30, 2020, which are included in “General and administrative expenses” in the accompanying unaudited Condensed Consolidated Statements of Operations. These adjustments are not tax-effected, as the related expenses are not deductible for tax purposes due to the limitations imposed on marijuana dispensaries under IRC Section 280E.

	Nine Months Ended September 30, 2020
(in thousands)	AWH (as reported)	MOCA	GCC	Midway	Pro Forma Adjustments(1)	Pro Forma Combined
Revenue, net	$89,449	$8,612	$3,036	$7,840	$—	$108,937
Net income (loss)	(16,338)	2,398	526	1,556	(9,795)	(21,653)
(1)These adjustments include estimated additional amortization expense of $2,533 on intangible assets acquired as part of the acquisitions as follows: $569 related to MOCA, $863 related to GCC, and $1,101 related to Midway. These adjustments also include additional estimated interest expense of $7,625 and an adjustment to exclude $363 of acquisition-related costs incurred during the nine months ended September 30, 2020, which are included in “General and administrative expenses” in the accompanying unaudited Condensed Consolidated Statements of Operations. These adjustments are not tax-effected, as

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

the related expenses are not deductible for tax purposes due to the limitations imposed on marijuana dispensaries under IRC Section 280E.
5. INVENTORY
The components of inventory are as follows:

(in thousands)	September 30, 2021	December 31, 2020
Materials and supplies	$7,806	$7,756
Work in process	27,180	13,615
Finished goods	21,021	7,626
Total	$56,007	$28,997
Total compensation expense capitalized to inventory was $10,860 and $3,903 during the three months ended September 30, 2021 and 2020, respectively, and $25,381 and $10,502 during the nine months ended September 30, 2021 and 2020, respectively. At September 30, 2021 and December 31, 2020, $8,607 and $5,909, respectively, of compensation expense remained capitalized as part of inventory.
6. NOTES RECEIVABLE
On February 25, 2021, the Company entered into a working capital advance agreement with MedMen NY, Inc. (“MMNY”), an unrelated third party, in conjunction with an Investment Agreement (as defined in Note 15, “Commitments and Contingencies”). The working capital advance agreement allows for initial maximum borrowings of up to $10,000, which may be increased to $17,500, and was issued to provide MMNY with additional funding for operations in conjunction with the Investment Agreement. Borrowings do not bear interest, but may be subject to a financing fee. The outstanding balance, which totaled $2,172 as of September 30, 2021, is due and payable at the earlier of the initial closing of the Investment Agreement or, if the Investment Agreement is terminated, three business days following such termination.
As discussed in Note 4, “Acquisitions,” the Company settled a total of $3,169 due under the Hemma note receivable and working capital loan agreement as part of consideration upon the closing of the acquisition.
Additionally, a total of $4,375 is outstanding at September 30, 2021 related to a promissory note issued to the owner of a property the Company is leasing, of which $155 and $4,220 is included in “Other current assets” and “Other noncurrent assets,” respectively, on the unaudited Condensed Consolidated Balance Sheet. At December 31, 2020, $4,473 was outstanding, of which $151 and $4,322 is included in “Other current assets” and “Other noncurrent assets,” respectively, on the unaudited Condensed Consolidated Balance Sheet.
The Company has not identified any collectability concerns as of September 30, 2021 for the amounts due under notes receivable. No impairment losses on notes receivable were recognized during the nine months ended September 30, 2021 or 2020.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

7. PROPERTY AND EQUIPMENT
Property and equipment and related depreciation consist of the following:

(in thousands)	September 30, 2021	December 31, 2020
Leasehold improvements	$91,409	$33,931
Construction in progress	50,541	25,139
Furniture, fixtures, and equipment	42,930	28,554
Buildings	41,949	38,561
Land	1,002	894
Property and equipment, gross	227,831	127,079
Less: accumulated depreciation	17,082	6,539
Property and equipment, net	$210,749	$120,540
Total depreciation expense was $4,100 and $1,324 during the three months ended September 30, 2021 and 2020, respectively, and $10,560 and $3,361 during the nine months ended September 30, 2021 and 2020, respectively. Total depreciation expense capitalized to inventory was $2,851 and $1,106 during the three months ended September 30, 2021 and 2020, respectively, and $7,185 and $2,948 during the nine months ended September 30, 2021 and 2020, respectively. At September 30, 2021 and December 31, 2020, $2,226 and $602, respectively, of depreciation expense remained capitalized as part of inventory.
During the three and nine months ended September 30, 2021, we recognized a loss of $664 related to the sale of a property, which is included in “General and administrative expenses” on the unaudited Condensed Consolidated Statement of Operations and wrote-off $17 of accumulated depreciation.
8. VARIABLE INTEREST ENTITIES
The following tables present the summarized financial information about the Company’s consolidated VIEs which are included in the unaudited Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020 and unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020. These entities were determined to be VIEs since the Company possesses the power to direct the significant activities of the VIEs and has the obligation to absorb losses or the right to receive benefits from the VIE.

	September 30, 2021	December 31, 2020
(in thousands)	Ascend Illinois	Ascend Illinois	Ascend Michigan
Current assets	$104,290	$54,787	$11,355
Other noncurrent assets	174,480	151,449	58,516
Current liabilities	77,154	62,508	5,553
Noncurrent liabilities	124,813	134,792	37,809
Equity (deficit) attributable to AWH	29,330	9,322	(23,822)

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
(in thousands)	Ascend Illinois	Ascend Illinois	Ascend Michigan(2)
Revenue, net	$75,470	$34,788	$3,022
Net income attributable to non-controlling interests(1)	—	501	—
Net income (loss) attributable to AWH	9,167	6,177	(4,945)
Net income (loss)	$9,167	$6,678	$(4,945)

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
(in thousands)	Ascend Illinois	Ascend Illinois	Ascend Michigan(2)
Revenue, net	$198,291	$77,757	$6,260
Net income attributable to non-controlling interests(1)	—	1,598	—
Net income (loss) attributable to AWH	25,590	10,564	(13,038)
Net income (loss)	$25,590	$12,162	$(13,038)
(1)Effective July 30, 2020, the Company purchased the non-controlling interests of Ascend Illinois; therefore, there are no non-controlling interests as of and for the three and nine months ended September 30, 2021.
(2)In December 2020, the sole member of FPAW Michigan 2, Inc. (“Ascend Michigan”) assigned his interests to AWH, thereby making AWH the majority member, retaining 99.9% of the membership interests in Ascend Michigan. Following this assignment, Ascend Michigan is no longer considered a VIE.
9. INTANGIBLE ASSETS AND GOODWILL
Intangible Assets

(in thousands)	September 30, 2021	December 31, 2020
Finite-lived intangible assets
Licenses and permits(1)	$45,142	$39,888
In-place leases	19,963	19,963
Trade names(1)	380	210
	65,485	60,061
Accumulated amortization:
Licenses and permits	(4,260)	(1,080)
In-place leases	(10,010)	(8,362)
Trade names	(380)	(158)
	(14,650)	(9,600)

Total intangible assets, net	$50,835	$50,461
(1)During the nine months ended September 30, 2021, we recorded measurement period purchase accounting adjustments related to our 2020 acquisitions based on changes to certain estimates and assumptions and their related impact to goodwill. Additionally, during the three months ended September 30, 2021 we recorded a license of $6,928 related to the Hemma acquisition. See Note 4, “Acquisitions,” for additional information.
Amortization expense was $1,678 and $2,084 during the three months ended September 30, 2021 and 2020, respectively, and $5,050 and $5,830 during the nine months ended September 30, 2021 and 2020, respectively. Total amortization expense capitalized to inventory was $407 and $3 during three months ended September 30, 2021 and 2020, respectively, and $1,016 and $24 during the nine months ended September 30, 2021 and 2020, respectively. At September 30, 2021 and December 31, 2020, $446 and $564, respectively, of amortization expense remained capitalized as part of inventory.
No impairment indicators were noted during the nine months ended September 30, 2021 or 2020 and, as such, we did not record any impairment charges during either period.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

Goodwill

(in thousands)
Balance, December 31, 2020	$22,798
Acquisitions	3,039
Adjustments to purchase price allocation(1)	4,479
Balance, September 30, 2021	$30,316
(1)During the nine months ended September 30, 2021, we recorded measurement period purchase accounting adjustments related to our 2020 acquisitions based on changes to certain estimates and assumptions and their related impact to goodwill. See Note 4, “Acquisitions,” for additional information.
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
The components of lease assets and lease liabilities and their classification on our unaudited Condensed Consolidated Balance Sheets were as follows:

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

(in thousands)	Classification	September 30, 2021	December 31, 2020
Lease assets
Operating leases	Operating lease right-of-use assets	$104,248	$84,642

Lease liabilities
Current liabilities
Operating leases	Operating lease liabilities, current	$2,369	$2,128
Noncurrent liabilities
Operating leases	Operating lease liabilities, noncurrent	197,460	156,400
Total lease liabilities		$199,829	$158,528
The components of lease costs and classification within the unaudited Condensed Consolidated Statements of Operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Operating lease costs
Capitalized to inventory	$5,040	$3,472	$14,154	$8,025
General and administrative expenses	1,316	1,324	3,906	3,151
Total operating lease costs	$6,356	$4,796	$18,060	$11,176
At September 30, 2021 and December 31, 2020, $3,878 and $4,913, respectively, of lease costs remained capitalized in inventory. We recognized a gain of $15 during the three and nine months ended September 30, 2021 related to the termination of one of our leases, which is included in “General and administrative expenses” on the unaudited Condensed Consolidated Statement of Operations.
The following table presents information on short-term and variable lease costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Total short-term and variable lease costs	$839	$784	$1,665	$1,968
Sublease income generated during the three and nine months ended September 30, 2021 and 2020 was immaterial.
The following table includes supplemental cash and non-cash information related to our leases:

	Nine Months Ended September 30,
(in thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$16,310	$8,672
Lease assets obtained in exchange for new operating lease liabilities	$41,498	$88,690
The weighted-average remaining lease term for our operating leases is 16.0 years and 17.3 years at September 30, 2021 and December 31, 2020, respectively, and the weighted-average discount rate is 12.7% and 13.1% at September 30, 2021 and December 31, 2020, respectively.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

The amounts of future undiscounted cash flows related to the lease payments over the lease terms and the reconciliation to the present value of the lease liabilities as recorded on our unaudited Condensed Consolidated Balance Sheet as of September 30, 2021 are as follows:

(in thousands)	Operating Lease Liabilities
Remainder of 2021	$6,138
2022	26,171
2023	26,981
2024	27,752
2025	28,556
Thereafter	376,406
Total lease payments	492,004
Less: imputed interest	292,175
Present value of lease liabilities	$199,829
As of September 30, 2021, we entered into operating lease arrangements which are effective for future periods. The total amount of ROU lease assets and lease liabilities related to these arrangements is approximately $500.
Lease Amendment
Effective September 15, 2021, we amended the lease of our Barry, Illinois cultivation facility to increase the tenant improvement allowance to $52,000 and to increase the rent amounts. We accounted for the amendment as a lease modification and remeasured the ROU asset and liability as of the amendment date, which resulted in an additional ROU asset of $2,750, an additional tenant improvement allowance of $20,000, and an additional lease liability of $22,750.
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

(in thousands)	Remainder of 2021	2022	2023	2024	2025	Thereafter	Total
Cash payments due under financing liabilities	$514	$2,082	$2,143	$2,206	$2,271	$9,149	$18,365
On June 29, 2021, a wholly owned subsidiary of the Company entered into a definitive agreement for the sale of certain real estate and related assets of a commercial property located in New Bedford, Massachusetts to a third-party for a total purchase price of $350, subject to certain adjustments. The closing is subject to certain conditions, including entering into an operating lease with the third-party. The Company anticipates this transaction will be accounted for either as a sale leaseback transaction or a finance liability, depending on the final lease terms.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

11. DEBT

(in thousands)	September 30, 2021	December 31, 2020
2021 Credit Facility(1)	$210,000	$—
Sellers’ Notes(2)	37,039	45,782
Finance liabilities	17,129	17,129
Capital Construction Loan(3)	—	11,624
AWH Convertible Promissory Notes(4)	—	75,484
July 2019 Notes(3)	—	10,000
Ann Arbor Note(3)	—	5,250
October 2020 Credit Facility(3)	—	25,260
NJ Term Loan(3)	—	20,000
NJ Real Estate Loan(3)	—	4,500
Total debt	$264,168	$215,029

Current portion of debt	$25,120	$60,357
Less: unamortized deferred financing costs	47	1,027
Current portion of debt, net	$25,073	$59,330

Long-term debt	$239,048	$154,672
Less: unamortized deferred financing costs	8,550	2,395
Long-term debt, net	$230,498	$152,277
(1)On August 27, 2021, the Company entered into a credit agreement with a group of lenders (the “2021 Credit Agreement”) that provides for a term loan of $210,000 (the “2021 Credit Facility”), which was borrowed in full. The 2021 Credit Facility matures on August 27, 2025 and does not require scheduled principal amortization payments. Borrowings under the 2021 Credit Facility bear interest at a rate of 9.5% per annum, payable quarterly and, as to any portion of the term loan that is prepaid, on the date of prepayment. We incurred total financing costs of $8,731, that are being amortized to interest expense over the term of 2021 Credit Facility using the straight-line method which approximates the interest rate method.
Mandatory prepayments are required from the proceeds of (i) indebtedness that is not permitted by the 2021 Credit Agreement, and (ii) asset sales and casualty events, subject to customary reinvestment rights. The Company may prepay the 2021 Credit Facility at any time, subject to (a) a customary make-whole payment if paid prior to February 27, 2023, (b) a prepayment premium equal to 4.75% of the principal amount prepaid if paid after February 27, 2023 but prior February 27, 2024, and (c) a prepayment premium of 2.375% if paid after February 27, 2024 but prior to February 27, 2025. No prepayment premium is required for prepayment on or after February 27, 2025. Once repaid, amounts borrowed under the 2021 Credit Facility may not be re-borrowed. The 2021 Credit Agreement permits the company to request an extension of the maturity date for 364 days, in the lenders’ discretion, and to increase the 2021 Credit Facility up to $275,000 if the then-existing lenders (or other lenders) agree to provide such additional term loans.
The Company is required to comply with two financial covenants under the 2021 Credit Agreement, commencing with the quarter ending December 31, 2021. The Company may not permit its liquidity (defined as unrestricted cash and cash equivalents pledged under the 2021 Credit Facility plus any future revolving credit availability) to be below $20,000 as of the last day of any fiscal quarter. Additionally, the Company may not permit the ratio of Consolidated EBITDA (as defined in the 2021 Credit Agreement) to consolidated cash interest expense for any period of four consecutive fiscal quarters to be less than 2.00:1.00 for the period ending December 31, 2021, less than 2.25:1.00 for the period ending March 31, 2022, and less than 2.50:1.00 for the period ending June 30, 2022 and thereafter. The Company has a customary equity cure right for each of these financial covenants.
The 2021 Credit Agreement requires the Company to make certain representations and warranties and to comply with customary covenants, including restrictions on the payment of dividends, repurchase of stock, incurrence of indebtedness, dispositions, and acquisitions. The 2021 Credit Agreement also contains customary events of default including: non-payment of principal or interest; violations of covenants; bankruptcy; change of control; cross defaults to other debt; and

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

material judgments. The 2021 Credit Facility is guaranteed by all of the Company’s subsidiaries and is secured by substantially all of the assets of the Company and its subsidiaries.
(2)Sellers’ Notes consist of amounts owed for acquisitions or other purchases. A total of $11,174 was paid to the former owners of MOCA in January 2021, which amount is included in “Current portion of debt, net” on the unaudited Condensed Consolidated Balance Sheet at December 31, 2020. A total of $25,200 remains due to the former owners of Midway, of which $17,200 is included in “Current portion of debt, net” on the unaudited Condensed Consolidated Balance Sheet at September 30, 2021 and December 31, 2020 and $8,000 is included in “Long-term debt, net” on the unaudited Condensed Consolidated Balance Sheet at September 30, 2021 and December 31, 2020.
Additionally, at September 30, 2021, $7,127 remains due under the purchase of a non-controlling interest, of which $3,208 and $3,919 is included in “Current portion of debt, net” and “Long-term debt, net” respectively on the unaudited Condensed Consolidated Balance Sheet. At December 31, 2020, $3,140 and $6,268 is included in “Current portion of debt, net” and “Long-term debt, net” respectively.
As discussed in Note 4, “Acquisitions,” the Company issued a $4,712 sellers’ note in connection with the Hemma acquisition. The note accrues interest at a rate of 12% per annum. The outstanding principal plus accrued interest is due on December 5, 2021, but may be prepaid without premium or penalty.
(3)Borrowings under the 2021 Credit Facility were used to prepay total principal of $75,624 that was outstanding under the Capital Construction Loan, July 2019 Notes, Ann Arbor Note, October 2020 Credit Facility, NJ Term Loan, and NJ Real Estate Loan, which prepayments were considered debt extinguishments. We recognized a total net loss on extinguishment of $6,637, which is recorded within “Interest expense” on the unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021. The net loss on extinguishment includes prepayment penalties on certain loans, make-whole interest payments on certain loans, the write-off of the remaining unamortized deferred financing costs on certain loans, and a gain on settlement of $290 related to forgiveness of principal and interest under the Ann Arbor Note. The net loss on extinguishment also includes a true-up of $2,656 related to the additional maturity payment due under the October 2020 Credit Facility. The lenders elected to receive the $3,750 additional maturity payment in equity and received 1,986 shares in accordance with the settlement terms of the original agreement.
(4)On April 22, 2021 the convertible note purchase agreement entered in June 2019 (the “2019 Convertible Note Purchase Agreement”) was amended (the “Amended Notes Consent”) to clarify the conversion rate of the underlying convertible promissory notes (the “AWH Convertible Promissory Notes”). Prior to the Amended Notes Consent, the conversion feature in connection with a going public transaction specified that the holders would receive a number of shares of Class A common stock equal to the outstanding principal and accrued and unpaid interest under the notes divided by a price per share equal to the lesser of (a)(i) a 20% discount to the price per share of Class A common stock offered pursuant to an offering in the event such offering occurs on or before 12 months from the closing date; (ii) a 25% discount to the price per share of Class A common stock offered pursuant to an offering in the event such offering occurs after 12 months from the closing date, but before the maturity date; and (b) the price per security, which equals the price per share resulting from a pre-money valuation of the company of $295,900, which was determined by the Company to be $2.96. The Amended Notes Consent was solely made to clarify the conversion price in connection with a going public transaction. The 2019 Convertible Note Purchase Agreement includes provisions to the effect that the notes may be amended with the written consent of the holders of a majority of the outstanding principal amount of all such notes, and which such consent was obtained, and any amendment so approved is binding on all holders of the notes. Refer to Note 15, “Commitments and Contingencies,” for information regarding a stockholder dispute related to this agreement. In conjunction with the Company’s IPO on May 4, 2021, the total principal outstanding under the AWH Convertible Promissory Notes, plus accrued interest thereon, automatically converted into 28,478 shares of Class A common stock based on a conversion price of $2.96 per share in accordance with the terms of the Amended Notes Consent. Per the terms of the notes, any AWH Convertible Promissory Notes outstanding for less than twelve months received a full twelve months of interest at conversion. $1,000 of these notes were with related party entities that are managed by one of the founders of the Company.
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
Debt Maturities
During the nine months ended September 30, 2021, we repaid: $76,124 of principal under our term notes; $11,174 of sellers’ notes related to the MOCA acquisition; and $2,289 of sellers’ notes related to the former owners of HCI.
At September 30, 2021, the following cash payments are required under our debt arrangements:

(in thousands)	Remainder of 2021	2022	2023	2024	2025	Total
Term note maturities	$—	$—	$—	$—	$210,000	$210,000
Sellers’ notes(1)	22,766	11,143	3,143	—	—	37,052
(1)Certain cash payments include an interest accretion component.
Interest Expense
Interest expense during 2021 and 2020 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Cash interest	$4,623	$936	$11,948	$4,004
Accretion	610	1,330	9,148	2,993
Loss on extinguishment of debt(1)	6,637	—	6,637	—
Non-cash interest related to beneficial conversion feature(2)	—	—	27,361	—
Interest on financing liability(3)	506	361	1,507	1,033
Total	$12,376	$2,627	$56,601	$8,030
(1)Includes $1,656 of pre-payment fees and additional cash interest payments and $4,981 of non-cash components, including the write-off of unamortized deferred financing costs.
(2)See Note 12, “Stockholders’ Equity,” for additional details.
(3)Interest on financing liability related to failed sale leasebacks. See Note 10, “Leases,” for additional details.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

12. STOCKHOLDERS’ EQUITY
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
In the event of any change of control transaction in respect of the Company, shares of our Class A common stock and Class B common stock shall be treated equally, ratably, and identically, on a per share basis, with respect to any consideration into which such shares are converted or any consideration paid or otherwise distributed to stockholders of the Company, unless different treatment of the shares of each class is approved by the affirmative vote of the holders of a majority of the outstanding shares of Class A common stock and Class B common stock, each voting separately as a class.
The following table summarizes the total shares of Class A common stock and Class B common stock outstanding as of September 30, 2021:

(in thousands)	September 30, 2021
Shares of Class A common stock	170,945
Shares of Class B common stock	65
Total	171,010
Immediately prior to the Conversion, the Company was authorized to issue Common Units, Preferred Units, and Restricted Common Units (see Note 13, “Equity-Based Compensation Expense”), all with no par value. Preferred Units collectively included Series Seed Preferred Units, Series Seed+ Preferred Units, and Real Estate Preferred Units, unless otherwise specified. These share classes are included within “Additional Paid-In Capital” in the unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity on an as-converted to

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

historical common units basis. The following table summarizes the historical units outstanding as of December 31, 2020:

(in thousands)	December 31, 2020
Common Units	48,047
Real Estate Preferred Units	22,801
Series Seed Preferred Units	14,252
Series Seed+ Preferred Units	20,982
Total	106,082
In conjunction with the Conversion, each historical common unit then-outstanding converted into one share of Class A common stock, except 65 units that were allocated to shares of Class B common stock. In conjunction with the IPO, each Real Estate Preferred Unit converted into Class A common stock at a rate of one plus 1.5x, divided by the IPO price of $8.00 per share, for a total of 26,221 shares of Class A common stock. The additional 3,420 shares issued per the conversion feature was considered a contingent beneficial conversion feature and was recognized when the conversion event occurred and the contingency was resolved, for a total non-cash interest charge of $27,361. Each Series Seed Preferred Unit and Series Seed+ Preferred Unit converted into shares of Class A common stock on a one-for-one basis. As discussed in Note 11, “Debt,” the AWH Promissory Notes, plus accrued interest, converted into 28,478 shares of Class A common stock and the 2021 AWH Convertible Promissory Notes, plus accrued interest, converted into 8,910 shares of Class A common stock.
In August 2021, the Company issued 1,986 shares of Class A common stock in conjunction with the prepayment of the October 2020 Credit Facility. Per the terms of the original credit agreement, an additional maturity payment was due to the lenders at maturity, as further discussed in Note 11, “Debt,” that the lenders elected to receive in shares. The share total was calculated in accordance with the settlement terms of the original agreement and is accounted for as share-settled debt. The share issuance is included within “Issuance of common stock” on the unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2021.
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
As of September 30, 2021, warrants to acquire a total of 3,531 shares of Class A common stock at an exercise price of $4.00 per share were outstanding. No warrants were issued during the nine months ended September 30, 2021. The warrants had an estimated total fair value of $237 at issuance, which was calculated using a Black-Scholes model. The fair value per warrant at issuance ranged from $0.02 to $0.10 and significant assumptions used in the calculation model included volatility ranging from 69.2% to 108.4% and risk-free rates ranging from 0.17% to 2.17%. The weighted-average remaining contractual life of the warrants outstanding as of September 30, 2021 is 2.3 years and the outstanding warrants had an intrinsic value of $19,245 at that date.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

13. EQUITY-BASED COMPENSATION EXPENSE
The Company adopted an incentive plan in November 2020 (the “2020 Plan”) which authorized the issuance of incentive common unit options and restricted common units (collectively, “Awards”). The maximum number of Awards to be issued under the 2020 Plan is 10,031 and any Awards that expire or are forfeited may be re-issued. A total of 9,994 Awards were issued under the plan as of September 30, 2021. The Awards generally vest over two or three years. The estimated fair value of the Awards at issuance is recognized as compensation expense over the related vesting period.
In conjunction with the Conversion, the holders of the restricted common units issued under the 2020 Plan received one restricted share of Class A common stock (a “Restricted Common Share”) for each restricted common unit held immediately prior to the Conversion. Unless otherwise specified, the Awards may not be exercised for six months following the IPO.
The following table summarizes the restricted common shares activity during the nine months ended September 30, 2021:

Restricted Common Shares
Unvested, December 31, 2020	7,280
Granted	50
Vested	(5,510)
Forfeited	(124)
Unvested, September 30, 2021	1,696
The Company recognized $266 and $4,464 as compensation expense in connection with the restricted common shares during the three and nine months ended September 30, 2021, respectively. This expense is included in “General and administrative expenses” on the unaudited Condensed Consolidated Statements of Operations and includes additional compensation charges of approximately $733 recognized with the closing of the IPO related to restricted common shares that became fully vested at that time due to acceleration clauses. During the three and nine months ended September 30, 2020, the Company recognized $71 and $341, respectively, as compensation expense in connection with the Company’s previous incentive units that were outstanding at that time. As of September 30, 2021, total unrecognized compensation cost related to the restricted common shares was $349, which is expected to be recognized over the weighted-average remaining vesting period of 0.5 years.
In July 2021, the Company adopted a new stock incentive plan (the “2021 Plan”), pursuant to which 17,000 shares of Class A common stock are reserved for issuance thereunder, subject to certain adjustments and other terms. Following the adoption of the 2021 Plan, no additional awards are expected to be issued under the 2020 Plan. The 2021 Plan authorized the issuance of options, stock appreciation rights, restricted stock, and restricted stock units, and other stock-based awards (collectively the “2021 Plan Awards”). Any 2021 Plan Awards that expire or are forfeited may be re-issued. The estimated fair value of the 2021 Plan Awards at issuance is recognized as compensation expense over the related vesting, exercise, or service periods, as applicable. As of September 30, 2021, there were 11,351 shares of Class A common stock available for grant for future equity-based compensation awards under the 2021 Plan.
Stock Options
Stock option grants provide for an exercise price as determined at issuance, but not less than the closing market value of the Company’s Class A common stock on the date of grant, except in certain circumstances. The term and exercise provisions of each option are determined at issuance and the term is not to exceed 10 years. The exercise price for any options that are considered incentive stock options shall not be less than the closing market value of the Company’s Class A common stock on the date of grant; however, if granted to a participant who owns stock possessing more than 10% of the total combined voting power of all classes of the Company’s stock, the exercise price shall not be less than 110% of the closing market value on the date of grant. We determine the fair

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

value of stock options on the grant date using an option pricing model. As of the date of this filing, no stock option grants have been awarded.
Stock Appreciation Rights
Stock appreciation rights (“SAR Awards”) provide the holder a right to receive upon exercise the excess of (i) the fair market value of one share of common stock on the date of exercise over (ii) the grant price of the SAR Awards as specified, which price shall not be less than the closing market value of one share of common stock on the date of grant, except in certain circumstances. The grant price, term, methods of exercise, dates of exercise, methods of settlement, and any other terms and conditions of any SAR Awards are determined at issuance. We determine the fair value of SAR Awards on the grant date using an option pricing model. As of the date of this filing, no SAR Awards have been granted.
Restricted Stock Awards and Restricted Stock Units
Restricted Stock Awards (“RSAs”) represent fully issued shares of common stock that may not be sold or otherwise transferred for a period of time and are subject to forfeiture in certain circumstances. The fair value of RSAs is based on the closing price of the common stock on the grant date. Restricted Stock Units (“RSUs”) entitle the grantee to receive shares of our common stock (or a cash payment equal to the market value of a share) as the units vest. The vesting period, generally a period of two to four years, is determined at issuance, and may be conditioned on the grantee’s completion of a specified period of service with the Company, or upon the achievement of one or more performance goals, or upon any combination of service-based and performance-based conditions. The fair value of the RSUs is based on the closing price of the common stock on the grant date and forfeitures are recognized when they occur.
RSAs and RSUs may be credited with dividends or dividend equivalents, which entitle the grantee to receive payments (in cash, shares, other securities, other awards, or other property, as determined by the Company) equivalent to the amount of cash dividends paid by the Company, as applicable. Any dividend and dividend equivalents may be accrued but not paid to the grantee until all conditions or restrictions on the related RSAs or RSUs have been satisfied, waived, or lapsed.
No RSAs have been granted under the 2021 Plan as of September 30, 2021. The following table summarizes the RSU activity during the nine months ended September 30, 2021:

	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value per Share
Unvested, December 31, 2020	—	$—
Granted	5,662	10.88
Vested	(49)	11.00
Forfeited	(13)	11.00
Unvested, September 30, 2021	5,600	$10.88
Gross compensation expense related to the RSUs was $3,727 during the three and nine months ended September 30, 2021. Of this total, $1,406 was capitalized to inventory and $1,057 remains capitalized as of September 30, 2021. We recognized $2,321 within “General and administrative expenses” and $349 within “Cost of goods sold” on the unaudited Condensed Consolidated Statements of Operations. As of September 30, 2021, total unrecognized compensation cost related to the RSUs was $57,748, which is expected to be recognized over the weighted-average remaining vesting period of 2.0 years.
Employee Stock Purchase Plan
In July 2021, the Company also adopted an employee stock purchase plan (the “2021 ESPP”), pursuant to which 4,000 shares of Class A common stock are reserved for issuance thereunder, subject to certain adjustments and other terms. As of the date of this filing, no shares have been issued under the 2021 ESPP.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

14. INCOME TAXES

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2021	2020	2021	2020
(Loss) income before income taxes	$(719)	$728	$(72,868)	$(4,626)
Income tax expense	12,307	5,643	33,278	11,712
Effective tax rate	(1,711.7)%	775.1%	(45.7)%	(253.2)%

Gross profit	$40,954	$18,352	$105,137	$38,022
Effective tax rate on gross profit	30.1%	30.7%	31.7%	30.8%
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
Since the Company operates in the cannabis industry, it is subject to the limitations of IRC Section 280E, which prohibits businesses engaged in the trafficking of Schedule I or Schedule II controlled substances from deducting ordinary and necessary business expenses from gross profit. Cannabis businesses operating in states that align their tax codes with IRC Section 280E are also unable to deduct ordinary and necessary business expenses for state tax purposes. Ordinary and necessary business expenses deemed non-deductible under IRC Section 280E are treated as permanent book-to-tax differences. Therefore, the effective tax rate can be highly variable and may not necessarily correlate with pre-tax income or loss. As such, the effective tax rates for the three and nine months ended September 30, 2021 vary widely from the effective tax rates for the three and nine months ended September 30, 2020 due to expenses that are not deductible under the limitations of IRC Section 280E. There have been no material changes to income tax matters in connection with the normal course of operations during the three and nine months ended September 30, 2021.
15. COMMITMENTS AND CONTINGENCIES
Commitments
The Company does not have significant future annual commitments, other than related to leases and debt, which are disclosed in Notes 10 and 11, respectively.
During the three months ended September 30, 2021, we entered into agreements to purchase two properties to further expand our cultivation facility in New Jersey and one additional retail property in Illinois for a combined total purchase price of $14,000, subject to closing adjustments. One of the New Jersey properties, with a purchase price of $2,500, closed on November 4, 2021. The closing of the other two properties is expected during the fourth quarter of 2021, but each is dependent on certain conditions, including inspection.
Legal and Other Matters
The Company’s operations are subject to a variety of local and state regulations. Failure to comply with one or more of those regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company ceasing operations. While management believes that the Company is in compliance with applicable local and state regulations as of September 30, 2021, cannabis regulations continue to evolve and are subject to differing interpretations, and accordingly, the Company may be subject to regulatory fines, penalties, or restrictions in the future.

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
The Company may be, from time to time, subject to various administrative, regulatory, and other legal proceedings arising in the ordinary course of business. Contingent liabilities associated with legal proceedings are recorded when a liability is probable and the contingent liability can be estimated. We do not accrue for contingent losses that, in our judgment, are considered to be reasonably possible but not probable. At September 30, 2021 there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on our consolidated results of operations, other than as disclosed below.
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
Of the total settlement liability, $5,480 is included within “Accounts payable and accrued expenses” on the accompanying unaudited Condensed Consolidated Balance Sheet as of September 30, 2021 and the fair value of the share issuance of $27,431 is reflected within “Reserve for equity issued in litigation settlement” and “Equity issued in litigation settlement” on the unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity. The fair value of the three properties to be acquired per the settlement of $5,400 is recorded within “Other

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

noncurrent assets” as of September 30, 2021, and will remain until the time such property titles transfer to the Company. The settlement charge of $36,511 is reflected within “Settlement expense” on the unaudited Condensed Consolidated Statements of Operations. The settlement charge is not expected to be deductible for tax purposes.
Stockholder Dispute
On May 28, 2021, Senvest Management, LLC, Hadron Capital (Cayman) LTD., and Measure8 Venture Partners, LLC (collectively, the “Claimants”), as former holders of the AWH Convertible Promissory Notes issued and sold by the Company pursuant to the 2019 Convertible Note Purchase Agreement, filed an arbitration demand, which was subsequently amended on July 28, 2021 (the “Arbitration Demand”), against the Company and its Chief Executive Officer, Abner Kurtin, before the American Arbitration Association. In their Arbitration Demand, the Claimants take issue with the Amended Notes Consent, which was approved by holders of approximately 66% of the principal amount of the AWH Convertible Promissory Notes, in excess of the simple majority required to amend the AWH Convertible Promissory Notes. The Amended Notes Consent set the conversion price of the AWH Convertible Promissory Notes at $2.96 per share. The Claimants allege that the Amended Notes Consent was obtained improperly and is void, and seek damages in excess of $20,000. The Company disputes the Claimants’ allegations and believes the Amended Notes Consent was properly obtained in accordance with the terms of the AWH Convertible Promissory Notes and 2019 Convertible Note Purchase Agreement and the Amended Notes are binding on all holders of the AWH Convertible Promissory Notes. The Company intends to vigorously defend against what it views as meritless claims.
Investments
On February 25, 2021, we entered into a definitive investment agreement (the “Investment Agreement”) with MedMen Enterprises Inc. (“MedMen”), under which we will, subject to regulatory approval, complete an investment (the “Investment”) of approximately $73,000 in MMNY, a licensed medical cannabis operator in New York. In connection with the investment, and subject to regulatory approval, MMNY will engage our services pursuant to a management agreement (the “Management Agreement”) under which we will advise on MMNY’s operations pending regulatory approval of the Investment transaction.
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
Other Transactions
On August 20, 2021, we entered into a definitive agreement to acquire Ohio Cannabis Clinic LLC (“OCC”), a medical dispensary license holder in Ohio, for a total purchase price of approximately $16,200, subject to customary working capital and closing adjustments. The purchase price consists of a cash payment of approximately $12,400 and shares of Class A common stock with a value of approximately $3,800 at a price per share equal to the volume weighted average price per share of the Class A common stock as reported on the CSE for the ten consecutive trading days ending on the date immediately preceding the closing date. The transaction is subject to customary closing conditions, including approval from the applicable regulatory bodies.

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
We recognized expenses related to the MSA of $2,124 during the nine months ended September 30, 2021, and $100 and $300 during the three and nine months ended September 30, 2020, respectively, that are included in “General and administrative expenses” on the unaudited Condensed Consolidated Statements of Operations. A total of $100 of these fees are included in “Accounts payable and other accrued expenses” on the unaudited Condensed Consolidated Balance Sheets as of December 31, 2020. The final payment was made in July 2021.
As discussed in Note 11, “Debt,” certain of the previously outstanding AWH Convertible Promissory Notes were with related party entities that are managed by one of the founders of the Company.
17. SUPPLEMENTAL INFORMATION
The following table presents supplemental information regarding our other current assets:

(in thousands)	September 30, 2021	December 31, 2020
Tenant improvement allowance	$9,182	$24,349
Deposits and other receivables	5,041	4,021
Prepaid expenses	3,872	2,311
Construction deposits	2,551	712
Other	2,652	1,205
Total	$23,298	$32,598
The following table presents supplemental information regarding our accounts payable and accrued liabilities:

(in thousands)	September 30, 2021	December 31, 2020
Accounts payable	$10,885	$7,363
Fixed asset purchases	7,656	11,572
Litigation settlement	5,480	—
Accrued payroll and related expenses	3,324	2,762
Accrued interest	416	7,723
Other	2,634	1,804
Total	$30,395	$31,224

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

The following table presents supplemental information regarding our general and administrative expenses:

	Three Months Ended September 30,		Nine Months Ended September 30, 2021
(in thousands)	2021	2020	2021	2020
Compensation	$13,434	$4,520	$37,140	$9,794
Rent and utilities	6,443	4,166	16,089	9,599
Professional services	3,158	2,693	12,945	5,599
Depreciation and amortization	2,520	2,299	7,409	6,219
Insurance	1,127	389	3,165	958
Marketing	783	511	2,188	1,136
Loss on sale of assets	649	—	649	286
Other	1,227	422	5,514	1,033
Total	$29,341	$15,000	$85,099	$34,624
18. SUBSEQUENT EVENTS
Management has evaluated subsequent events to determine if events or transactions occurring through the filing date of this Quarterly Report on Form 10-Q require adjustment to or disclosure in the Company’s Financial Statements. There were no events that require adjustment to or disclosure in the Financial Statements, except as disclosed.
Acquisition
On October 1, 2021, the Company closed on the previously disclosed acquisition of BCCO, LLC (“BCCO”), a medical dispensary license holder in Ohio for a purchase price of $3,740, subject to customary working capital and closing adjustments. The Company settled $1,750 due under a note receivable at closing. A total of $1,799 due under the previous working capital loan was considered additional consideration at closing.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following management discussion and analysis, which we refer to as the “MD&A”, of the financial condition and results of operations of Ascend Wellness Holdings, Inc. (the “Company,” “AWH,” or “Ascend”) is for the three and nine months ended September 30, 2021 and 2020. It is supplemental to, and should be read in conjunction with, the unaudited condensed consolidated financial statements, and the accompanying notes thereto, (the “Financial Statements”) appearing elsewhere in this Quarterly Report on Form 10-Q (the “Quarterly Report” or “Form 10-Q”) and our annual financial statements for the years ended December 31, 2020 and 2019, and the accompanying notes thereto (the “Annual Financial Statements”), which are included in our Registration Statement on Form S-1, as amended, filed with the U.S. Securities and Exchange Commission on April 26, 2021. The Financial Statements and Annual Financial Statements were prepared in accordance with accounting principles generally accepted in the United States of America, which we refer to as “GAAP.”
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
In May 2021, the Company completed an Initial Public Offering (“IPO”) of its Class A common stock, in which it issued and sold a total of 11,500 shares of Class A common stock, including the underwriters’ over-allotment option, at a price of $8.00 per share with net proceeds of approximately $86,065, after deducting underwriting discounts and commissions and certain expenses paid by us. In connection with the IPO, the historical common units, Series Seed Preferred Units, Series Seed+ Preferred Units, and Real Estate Preferred Units then-outstanding automatically converted into a total of 113,301 shares of Class A common stock and 65 historical common units were allocated as shares of Class B common stock. Additionally, 3,420 shares of Class A common stock were issued for a beneficial conversion feature associated with the conversion of certain historical preferred units and the Company’s convertible notes, plus accrued interest, converted into 37,388 shares of Class A Common Stock. See Note 12, “Stockholders’ Equity,” in the Financial Statements for additional details.
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
•our ability to comply with potential future U.S. Food and Drug Administration regulations;
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
Since our formation, we have expanded our operational footprint, primarily through acquisitions, and currently have direct or indirect operations or financial interests in five U.S. geographic markets: Illinois, Massachusetts, Michigan, New Jersey, and Ohio, and employ approximately 1,400 people.
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
Our consumer products portfolio is generated primarily from plant material that we grow and process ourselves. We produce our consumer packaged goods in five manufacturing facilities with 118,000 square feet of current operational canopy and total current capacity of 62,000 pounds annually. We are undergoing expansions to 380,000 square feet of cumulative canopy, which is estimated to have a total production capacity of 200,000 pounds annually post build-out. We expect these expansions to be completed by the end of 2023. As of November 15, 2021, our product portfolio consists of 199 stock keeping units (“SKUs”), across a range of cannabis product categories, including flower, pre-rolls, concentrates, vapes, edibles, and other cannabis-related products. As of November 15, 2021, we have 18 open and operating retail locations with expectations to have 19 retail locations by the end of 2021. Our new store opening plans are flexible and will ultimately depend on market conditions, local licensing, construction, and other regulatory permissions. All of our expansion plans are subject to capital allocations decisions, the evolving regulatory environment, and the COVID-19 pandemic.

RESULTS OF OPERATIONS
Three Months Ended September 30, 2021 Compared with the Three Months Ended September 30, 2020

	Three Months Ended September 30,
($ in thousands)	2021	2020	Increase / (Decrease)
Revenue, net	$94,382	$41,473	$52,909	128%
Cost of goods sold	(53,428)	(23,121)	30,307	131%
Gross profit	40,954	18,352	22,602	123%
Gross profit %	43.4%	44.3%
Operating expenses
General and administrative expenses	29,341	15,000	14,341	96%
Operating profit	11,613	3,352	8,261	246%

Other (expense) income
Interest expense	(12,376)	(2,627)	9,749	371%
Other, net	44	3	41	NM*
Total other expense	(12,332)	(2,624)	9,708	370%
(Loss) income before income taxes	(719)	728	1,447	199%
Income tax expense	(12,307)	(5,643)	6,664	118%
Net loss	(13,026)	(4,915)	8,111	165%
Less: net income attributable to non-controlling interests	—	501	(501)	NM*
Net loss attributable to AWH	$(13,026)	$(5,416)	$7,610	141%
*Not meaningful
Revenue
Revenue increased by $52,909, or 128%, during the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, primarily driven by growth from our existing businesses as well as new site openings and acquisitions. During the three months ended September 30, 2021, we recognized incremental revenue from acquisitions of $16,919, including $126 related to the Ohio cultivation site acquired during the second quarter of 2021. We opened a total of seven new dispensaries from the beginning of the third quarter of 2020 through the third quarter of 2021 that contributed $22,270 of our revenue growth, which was partially offset by a decrease of revenue from existing dispensaries of $3,484. Additionally, increased production and sales from our cultivation and manufacturing sites contributed $17,204. As of September 30, 2021, we had 199 SKUs for our cultivation products, compared to 29 SKUs as of September 30, 2020.
Cost of Goods Sold and Gross Profit
Cost of goods sold increased by $30,307, or 131%, during the three months ended September 30, 2021, as compared to the three months ended September 30, 2020. Cost of goods sold represent direct and indirect expenses attributable to the production of wholesale products as well as direct expenses incurred in purchasing products from other wholesalers. The increase in cost of goods sold in the three months ended September 30, 2021 was driven by expansion of our operations, including $12,179 of incremental costs from acquisitions. Gross profit for the three months ended September 30, 2021 was $40,954, representing a gross margin of 43.4%, compared to gross profit of $18,352 and gross margin of 44.3% for the three months ended September 30, 2020. The decrease in gross margin was primarily driven by higher production expenses at certain facilities that we continue to expand but are not yet operating at scale and a shift in product mix, partially offset by efficiency improvements and expansion at our Illinois cultivation facility.

General and Administrative Expenses
General and administrative expenses increased by $14,341, or 96%, during the three months ended September 30, 2021, as compared to the three months ended September 30, 2020. The increase was primarily related to:
•an $8,914 increase in compensation expense resulting from an increase in headcount from approximately 560 as of September 30, 2020 to approximately 1,400 as of September 30, 2021 to support our expanded operations, including $2,516 of higher equity-based compensation expense;
•a $2,277 increase in rent and utilities, resulting from eighteen operating leases during the 2021 period, compared to eight during the 2020 period, and an increase in related utilities expenses to support the expansion of our operations;
•an increase of $738 related to insurance expenses;
•a $649 loss on sale of assets related to the disposal of a property that was partially offset by a gain on termination of one operating lease;
•a $465 increase in professional services, including higher legal, consulting, accounting, and tax services that were all partially offset by lower management fees associated with a management services agreement (“MSA”) that was terminated following our IPO;
•a $272 increase in marketing expenses associated with new dispensary openings;
•a $221 increase in depreciation and amortization expense due to $1,031 of incremental depreciation expense due to a larger average balance of fixed assets in service and $595 of incremental amortization of licenses that were acquired primarily in late 2020, partially offset by $1,405 of lower amortization from in-place leases that became fully amortized in late 2020; and
•a $198 increase in charitable donations, including our corporate match of donations to the Last Prisoner Project, a cannabis criminal justice-focused nonprofit organization.
Interest Expense
Interest expense increased by $9,749, or 371%, during the three months ended September 30, 2021, as compared to the three months ended September 30, 2020. The increase was primarily driven by a $6,637 net loss recognized upon extinguishment of previously outstanding debt, primarily resulting from the write-off of unamortized deferred financing costs and prepayment fees. During the three months ended September 30, 2021, the Company had a weighted-average outstanding debt balance of $181,425 with a weighted-average interest rate of 10.8%, compared to an average debt balance of $128,414 during three months ended September 30, 2020 with a weighted-average interest rate of 12.9%.
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
Income tax expense was $12,307, or 30.1% of gross profit, during the three months ended September 30, 2021, as compared to $5,643, or 30.7% of gross profit, during the three months ended September 30, 2020. There have been no material changes to income tax matters in connection with the normal course of operations during the three months ended September 30, 2021. The effective tax rate on gross profit for the three months ended September 30, 2021 benefited from higher cost of goods sold as a percentage of revenue, net, partially offset by higher accrued penalties and interest due on tax payments in the current year and an increase in state taxes related to a change in the allocation of taxable income for certain state and local jurisdictions.

RESULTS OF OPERATIONS
Nine Months Ended September 30, 2021 Compared with the Nine Months Ended September 30, 2020

	Nine Months Ended September 30,
($ in thousands)	2021	2020	Increase / (Decrease)
Revenue, net	$243,886	$89,449	$154,437	173%
Cost of goods sold	(138,749)	(51,427)	87,322	170%
Gross profit	105,137	38,022	67,115	177%
Gross profit %	43.1%	42.5%
Operating expenses
General and administrative expenses	85,099	34,624	50,475	146%
Settlement expense	36,511	—	36,511	NM*
Total operating expenses	121,610	34,624	86,986	251%
Operating (loss) profit	(16,473)	3,398	(19,871)	(585)%

Other (expense) income
Interest expense	(56,601)	(8,030)	48,571	605%
Other, net	206	6	200	NM*
Total other expense	(56,395)	(8,024)	48,371	603%
Loss before income taxes	(72,868)	(4,626)	68,242	NM*
Income tax expense	(33,278)	(11,712)	21,566	184%
Net loss	(106,146)	(16,338)	89,808	550%
Less: net income attributable to non-controlling interests	—	1,598	(1,598)	NM*
Net loss attributable to AWH	$(106,146)	$(17,936)	$88,210	492%
*Not meaningful
Revenue
Revenue increased by $154,437, or 173%, during the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, primarily driven by growth from our existing businesses as well as new site openings and acquisitions. During the nine months ended September 30, 2021, we recognized incremental revenue from acquisitions of $51,543, including $126 related to the Ohio cultivation site acquired during the second quarter of 2021. We opened a total of seven new dispensaries from the beginning of the third quarter of 2020 through the third quarter of 2021 that contributed $47,052 of our revenue growth, and revenue from existing dispensaries increased by $2,684. Additionally, increased production and sales from our cultivation and manufacturing sites contributed $53,158. As of September 30, 2021, we had 199 SKUs for our cultivation products, compared to 29 SKUs as of September 30, 2020.
Cost of Goods Sold and Gross Profit
Cost of goods sold increased by $87,322, or 170%, during the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020. Cost of goods sold represent direct and indirect expenses attributable to the production of wholesale products as well as direct expenses incurred in purchasing products from other wholesalers. The increase in cost of goods sold in the nine months ended September 30, 2021 was driven by expansion of our operations, including $32,611 of incremental costs from acquisitions. Gross profit for the nine months ended September 30, 2021 was $105,137, representing a gross margin of 43.1%, compared to gross profit of $38,022 and gross margin of 42.5% for the nine months ended September 30, 2020. The increase in gross margin was primarily driven by efficiency improvements and expansion at our Illinois cultivation facility, partially offset by higher production expenses at certain facilities that we continue to expand but are not yet operating at scale, a shift in product mix, and operational issues at our Massachusetts cultivation facility earlier in the year that resulted in pricing pressure due to lower quality production.
General and Administrative Expenses
General and administrative expenses increased by $50,475, or 146%, during the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020. The increase was primarily related to:
•a $27,346 increase in compensation expense resulting from an increase in headcount from approximately 560 as of September 30, 2020 to approximately 1,400 as of September 30, 2021 to support our expanded operations, including $6,444 of higher equity-based compensation expense from the vesting of restricted stock units that were granted in 2020;
•a $7,346 increase in professional services, including a $2,000 termination fee associated with an MSA following our IPO, as well as an increase in legal, consulting, accounting, and tax services;
•a $6,490 increase in rent and utilities, resulting from eighteen operating leases during the 2021 period, compared to eight during the 2020 period, and an increase in related utilities expenses to support the expansion of our operations;
•an increase of $2,207 related to insurance expenses;
•a $1,190 increase in depreciation and amortization expense due to $2,962 of incremental depreciation expense due to a larger average balance of fixed assets in service and $2,362 of incremental amortization of licenses that were acquired primarily in late 2020, partially offset by $4,134 of lower amortization from in-place leases that became fully amortized in late 2020;
•a $1,052 increase in marketing expenses associated with new dispensary openings;
•a $474 increase in charitable donations, including our corporate match of donations to the Last Prisoner Project, a cannabis criminal justice-focused nonprofit organization; and
•a $363 higher loss on sale of assets related to the disposal of property.
Settlement Expense
During the nine months ended September 30, 2021, we recognized a charge of $36,511 related to the settlement of a litigation matter. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Legal Matters” for additional details.
Interest Expense
Interest expense increased by $48,571, or 605%, during the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020. The increase was primarily driven by $30,967 of non-cash interest recognized at the Company’s IPO, including a $27,361 non-cash interest expense charge related to the beneficial conversion feature of the historical Real Estate Preferred Units and $3,606 of incremental non-cash interest recognized upon conversion of the Company’s convertible notes. Additionally, the Company recognized a $6,637 net loss upon extinguishment of previously outstanding debt, primarily resulting from the write-off of unamortized deferred financing costs and prepayment fees. During the nine months ended September 30, 2021, the Company had an average outstanding debt balance of $203,692 with a weighted-average interest rate of 10.6%, compared to an average debt balance of $93,794 during nine months ended September 30, 2020 with a weighted-average interest rate of 14.7%.

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
Income tax expense was $33,278, or 31.7% of gross profit, during the nine months ended September 30, 2021, as compared to $11,712, or 30.8% of gross profit, during the nine months ended September 30, 2020. There have been no material changes to income tax matters in connection with the normal course of operations during the nine months ended September 30, 2021. The effective tax rate on gross profit for the nine months ended September 30, 2021 was impacted by higher accrued penalties and interest due on tax payments in the current year and an increase in state taxes related to a change in the allocation of taxable income for certain state and local jurisdictions, partially offset by a benefit from higher cost of goods sold as a percentage of revenue, net.
NON-GAAP FINANCIAL MEASURES
We define “Adjusted Gross Profit” as gross profit excluding non-cash inventory costs. We define “Adjusted Gross Margin” as Adjusted Gross Profit as a percentage of net revenue. Our “Adjusted EBITDA” is a non-GAAP measure used by management that is not defined by U.S. GAAP and may not be comparable to similar measures presented by other companies. We define “Adjusted EBITDA Margin” as Adjusted EBITDA as a percentage of net revenue. Management calculates Adjusted EBITDA as the reported net loss, adjusted to exclude: income tax expense; other (income) expense; interest expense; depreciation and amortization; depreciation and amortization included in cost of goods sold; non-cash inventory adjustments; equity-based compensation; equity-based compensation included in cost of goods sold; start-up costs; transaction-related and other non-recurring expenses; litigation settlement; and loss on sale of assets. Accordingly, management believes that Adjusted EBITDA provides meaningful and useful financial information, as this measure demonstrates the operating performance of the business. Non-GAAP financial measures may be considered in addition to the results prepared in accordance with U.S. GAAP, but they should not be considered a substitute for, or superior to, U.S. GAAP results.

The following table presents Adjusted Gross Profit for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2021	2020	2021	2020
Gross Profit	$40,954	$18,352	$105,137	$38,022
Depreciation and amortization included in cost of goods sold	2,063	941	6,612	2,637
Equity-based compensation included in cost of goods sold	349	—	349	—
Non-cash inventory adjustments	335	146	3,799	146
Adjusted Gross Profit	$43,701	$19,439	$115,897	$40,805
Adjusted Gross Margin	46.3%	46.9%	47.5%	45.6%
The following table presents Adjusted EBITDA for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Net loss	$(13,026)	$(4,915)	$(106,146)	$(16,338)
Income tax expense	12,307	5,643	33,278	11,712
Other (income) expense	(44)	(3)	(206)	(6)
Interest expense	12,376	2,627	56,601	8,030
Depreciation and amortization	2,520	2,299	7,409	6,219
Depreciation and amortization included in cost of goods sold	2,063	941	6,612	2,637
Non-cash inventory adjustments	335	146	3,799	146
Equity-based compensation	2,587	71	6,785	341
Equity-based compensation included in cost of goods sold	349	—	349	—
Start-up costs(1)	1,227	2,729	4,254	5,993
Transaction-related and other non-recurring expenses(2)	2,191	737	9,775	1,004
Litigation settlement	—	—	36,511	—
Loss on sale of assets	649	—	649	286
Adjusted EBITDA	$23,534	$10,275	$59,670	$20,024
Adjusted EBITDA Margin	24.9%	24.8%	24.5%	22.4%
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
Financing History and Future Capital Requirements
Historically, we have used private financing as a source of liquidity for short-term working capital needs and general corporate purposes. During the first quarter of 2021 we raised $49,500 through the issuance of convertible notes to further finance our expanded operations and acquisitions. In May 2021, we completed the IPO of our Class A common stock, in which we issued and sold a total of 11,500 shares of Class A common stock, including the underwriters’ over-allotment, at a price of $8.00 per share for net proceeds of approximately $86,065 after deducting underwriting discounts and commissions and certain direct offering expenses paid by us. In August 2021, we entered into a new credit facility (the “2021 Credit Facility”) which provides for a $210,000 term loan that bears interest at a rate of 9.5% per annum, due quarterly. The term loan matures on August 27, 2025 and does not require amortization payments. Mandatory prepayments are required following certain events, including the proceeds of indebtedness that is not permitted under the agreement and asset sales and casualty events, subject to customary reinvestment rights. Proceeds from the term loan were used, in part, to prepay $75,624 of then-outstanding debt. Refer to Note 11, “Debt,” in the Financial Statements for additional information.
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
As reflected in the Financial Statements, the Company had an accumulated deficit as of September 30, 2021 and December 31, 2020, as well as a net loss for the three and nine months ended September 30, 2021 and 2020, and negative cash flows from operating activities during the nine months ended September 30, 2021 and 2020, which are indicators that raise substantial doubt of our ability to continue as a going concern. Management believes that substantial doubt of our ability to continue as a going concern for at least one year from the issuance of our Financial Statements has been alleviated due to: (i) cash on hand, including capital raised from the Company’s IPO in May 2021 and proceeds received under our new credit agreement in August 2021, and (ii) continued growth of sales and gross profit from our consolidated operations. Management plans to continue to access capital markets for additional funding through debt and/or equity financings to supplement future cash needs, as may be required. However, management cannot provide any assurances that the Company will be successful in accomplishing its business plans. If we are unable to raise additional capital on favorable terms, if at all, whenever necessary, we may be forced to decelerate or curtail certain of our operations until such time as additional capital becomes available.
As of September 30, 2021 and December 31, 2020, the Company had total current liabilities of $104,888 and $115,285, respectively, and total current assets of $299,666 and $134,178, respectively, which includes cash and cash equivalents of $204,510 and $56,547, respectively, to meet its current obligations. As of September 30, 2021, the Company had working capital of $194,778, compared to $18,893 as of December 31, 2020.
Approximately 98% and 95% of the Company’s cash and cash equivalents balance as of September 30, 2021 and December 31, 2020, respectively, is on deposit with banks, credit unions, or other financial institutions. We have not experienced any material impacts related to banking restrictions applicable to cannabis businesses. Our cash and cash equivalents balance is not restricted for use by variable interest entities.

Cash Flows

	Nine Months Ended September 30,
(in thousands)	2021	2020
Net cash used in operating activities	$(22,294)	$(5,668)
Net cash used in investing activities	(85,558)	(15,451)
Net cash provided by financing activities	254,265	33,663
Operating Activities
Net cash used in operating activities increased by $16,626 during the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020. The change was primarily driven by: a year-over-year increase in our net loss; increases in non-cash expense items impacting net loss; and increases in net investments in working capital, including inventory as well as the timing of income taxes payable and accounts payable and accrued liabilities.
Investing Activities
Net cash used in investing activities increased by $70,107 during the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020. The increase was primarily driven: by an increase in cash investments in capital assets and cash paid for acquisitions, including the final cash payment to the former owners of an entity acquired in the prior year and the initial cash payments for a current year acquisition; all partially offset by the absence of proceeds from the sale of assets that occurred in the prior year.
Financing Activities
Net cash provided by financing activities increased by $220,602 during the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020. The increase was primarily driven by higher proceeds from the issuances of debt and net proceeds from our IPO, partially offset by the repurchase of warrants in the current year and the absence of proceeds from a financing sale-leaseback transaction that occurred in the prior year.

Contractual Obligations and Other Commitments and Contingencies
The following table summarizes the Company’s future contractual obligations as of September 30, 2021:

(in thousands)	Commitments Due by Period
Contractual Obligations	Total	Remainder of 2021	2022 - 2023	2024 - 2025	Thereafter
Term note(1)	$210,000	$—	$—	$210,000	$—
Sellers’ Notes(2)	37,052	22,766	14,286	—	—
Finance arrangements(3)	18,365	514	4,225	4,477	9,149
Operating leases(4)	492,004	6,138	53,152	56,308	376,406
Other obligations(5)	14,000	14,000	—	—	—
Total	$771,421	$43,418	$71,663	$270,785	$385,555
(1)Principal payments due under our term note.
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

(5)During the three months ended September 30, 2021, we entered into agreements to purchase two properties to further expand our cultivation facility in New Jersey and one additional retail property in Illinois for a combined total purchase price of $14,000, subject to closing adjustments. One of the New Jersey properties, with a purchase price of $2,500, closed on November 4, 2021. The closing of the other two properties is expected during the fourth quarter of 2021, but each is dependent on certain conditions, including inspection.
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
Capital Expenditures
We anticipate capital expenditures, net of tenant improvement allowances, of approximately $40,000 during the remainder of 2021. This includes new projects we expect to initiate, as well as payments related to projects that began in 2020. We anticipate completing the build-outs of the greenhouse at our Barry, Illinois cultivation facility, the cultivation and processing facility in Lansing, Michigan, the phase 2 expansion at our Athol, Massachusetts cultivation facility, and the initial phase of the expansion of our Franklin, New Jersey cultivation and processing facility. Spending at our cultivation and processing facilities includes both construction and the purchase of capital equipment such as extraction equipment, heating, ventilation, and air conditioning (HVAC) equipment, manufacturing equipment and general maintenance capital expenditures. We expect to complete the build-outs of three total additional dispensaries across Massachusetts, New Jersey, and Michigan that are expected to open in late 2021 or early 2022. Dispensary-related capital expenditures include anticipated costs to rebrand all dispensaries to the Ascend retail brand and general maintenance of the locations.
As of September 30, 2021, our construction in progress (“CIP”) balance was $50,541 and relates to capital spending on projects that were not yet complete. This balance includes $24,351 related to the construction of a greenhouse at our Barry, Illinois cultivation facility, the first phase of which is expected to be completed in late 2021. Additionally, $8,963 relates to the expansion of our New Jersey cultivation facility, $2,586 relates to the build-out of our Ohio cultivation and processing facility, $1,668 relates to the phase 2 build out at our Athol, Massachusetts cultivation facility, and $1,430 relates to the expansion of our Michigan cultivation facility. The remaining balance of approximately $11,543 relates to five licensed dispensaries that were not yet open as of September 30, 2021.
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
We recognized expenses related to the MSA of $2,124 during the nine months ended September 30, 2021 and $100 and $300 during the three and nine months ended September 30, 2020, respectively, that are included in “General and administrative expenses” on the unaudited Condensed Consolidated Statements of Operations in the Financial Statements. The final payment was made in July 2021.
Additionally, $1,000 of the Company’s previously outstanding convertible notes were with related party entities that are managed by one of the founders of the Company.
Other Matters
Corporate Conversion and Initial Public Offering
Following the Conversion, the Company has authorized 750,000 shares of Class A common stock with a par value of $0.001 per share, 100 shares of Class B common stock with a par value of $0.001 per share and 10,000 shares of preferred stock with a par value of $0.001 per share. The rights of the holders of Class A common stock and Class B common stock are identical, except for voting and conversion rights. Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to 1,000 votes per share and is convertible at any time into one share of Class A common stock at the option of the holder. See Note 12, “Stockholders’ Equity,” in the Financial Statements for additional details.
Immediately prior to the Conversion, the Company was authorized to issue Common Units, Preferred Units, and Restricted Common Units, all with no par value. Preferred Units collectively included Series Seed Preferred Units, Series Seed+ Preferred Units, and Real Estate Preferred Units, unless otherwise specified. These share classes are included within “Additional Paid-In Capital” in the unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity in the Financial Statements on an as-converted to historical common units basis.
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
In conjunction with the Company’s IPO, each historical common unit converted into one share of Class A common stock, except 65 units that were allocated to shares of Class B common stock. Each Real Estate Preferred Unit converted into Class A common stock at a rate of one plus 1.5x, divided by the IPO price of $8.00 per share, for a total of 26,221 shares of Class A common stocks. The additional 3,420 shares issued per the conversion feature was considered a contingent beneficial conversion feature and was recognized when the conversion event occurred, for a total non-cash interest charge of $27,361. Each Series Seed Preferred Unit and Series Seed+ Preferred Unit converted into shares of Class A common stock on a one-for-one basis. As discussed in Note 11, “Debt,” in the Financial Statements, the AWH Promissory Notes, plus accrued interest, converted into 28,478 shares of Class A common stock and the 2021 AWH Convertible Promissory Notes, plus accrued interest, converted into 8,910 shares of Class A common stock.

As of September 30, 2021, a total of 9,994 restricted common shares had been issued the equity incentive plan approved in 2020 (the “2020 Plan”), of which 8,136 were vested. The Company recognized $266 and $4,464 as compensation expense in connection with these restricted common shares during the three and nine months ended September 30, 2021, respectively. This expense is included in “General and administrative expenses” on the unaudited Condensed Consolidated Statements of Operations in the Financial Statements and includes additional compensation charges of approximately $733 recognized with the closing of the IPO related to restricted common shares that became fully vested at that time due to acceleration clauses. During the three and nine months ended September 30, 2020, the Company recognized $71 and $341, respectively, as compensation expense in connection with the Company’s previous incentive units that were outstanding at that time. As of September 30, 2021, total unrecognized compensation cost related to the restricted common shares was $349, which is expected to be recognized over the weighted-average remaining vesting period of 0.5 years.
In July 2021, the Company adopted a new stock incentive plan (the “2021 Plan”), pursuant to which 17,000 shares of Class A common stock are reserved for issuance thereunder, subject to certain adjustments and other terms. Following the adoption of the 2021 Plan, no additional awards are expected to be issued under the 2020 Plan. The 2021 Plan authorized the issuance of options, stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”), and other stock-based awards (collectively the “2021 Plan Awards”). As of September 30, 2021, there were 11,351 shares of Class A common stock available for grant for future equity-based compensation awards under the 2021 Plan. During the three and nine months ended September 30, 2021, the Company granted a total of 5,662 RSUs under the 2021 Plan, of which 5,600 are unvested as of September 30, 2021. Gross compensation expense related to the RSUs was $3,727 during the three and nine months ended September 30, 2021. Of this total, $1,406 was capitalized to inventory and $1,057 remains capitalized as of September 30, 2021. We recognized $2,321 within “General and administrative expenses” and $349 within “Cost of goods sold” on the unaudited Condensed Consolidated Statements of Operations in the Financial Statements. As of September 30, 2021, total unrecognized compensation cost related to the RSUs was $57,748, which is expected to be recognized over the weighted-average remaining vesting period of 2.0 years.
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
Upon the receipt of the initial cash payment of $9,000 and the issuance of the Escrow Units, the TVP Parties filed a stipulated order dismissing all lawsuits, with prejudice and without costs, against FPAW and AWH. The Escrow Units are issued and outstanding and will remain in the escrow account until such time as the TVP

Parties exercise an option to hold the Escrow Units directly (the “Put Option”). Upon their exercise of the Put Option, the Escrow Units shall be released to the TVP Parties and the TVP Parties shall transfer to FPAW the equity interests of the entities that hold the three real estate properties in Grand Rapids, which are the three remaining properties that remain suitable for the original business purposes. The parties intend to work to identify at least two additional sites that will be suitable for future Ascend retail locations, which properties the Company would lease pursuant to market rental terms. The Company and FPAW determined that identifying and developing additional properties that would be suitable for operating cannabis dispensaries was of greater value to the Company than acquiring and subsequently disposing of the other three parcels, as the value of such properties once they were no longer suitable for the Company’s original business purposes was not of material value to the Company. The Put Option is required to be exercised by the TVP Parties within three years of the date of the Settlement Agreement. FPAW and AWH are entitled to use the subject properties until such time as the Put Option is exercised. FPAW currently operates dispensaries at two of the properties and expects to open a dispensary at the third property by the end of 2021 or early 2022.
Of the total settlement liability, $5,480 is included within “Accounts payable and accrued expenses” on the accompanying unaudited Condensed Consolidated Balance Sheet in the Financial Statements as of September 30, 2021 and the fair value of the share issuance of $27,431 is reflected within “Reserve for equity issued in litigation settlement” and “Equity issued in litigation settlement” on the unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity in the Financial Statements. The fair value of the three properties to be acquired per the settlement of $5,400 is recorded within “Other noncurrent assets” in the Financial Statements as of September 30, 2021, and will remain until the time such property titles transfer to the Company. The settlement charge of $36,511 is reflected within “Settlement expense” on the unaudited Condensed Consolidated Statements of Operations in the Financial Statements. The settlement charge is not expected to be deductible for tax purposes.
The Company reported losses related to FPAW of approximately $3,849 and $10,278 during the three and nine months ended September 30, 2021, respectively, and there is no guarantee that the Company’s Michigan operations will become profitable in the future. Cultivation operations commenced in April 2021, and the Company anticipates that revenue and profitability in Michigan will improve as a result of vertical integration. Once vertically integrated, the Company will be able to produce products for sale at our owned dispensaries at a significantly lower cost compared to the cost associated with acquiring product on the wholesale market from third parties. Additionally, the Company opened new dispensaries in September 2020 (which began adult use sales in December 2020) and March 2021, which the Company expects to positively contribute to the Company's 2021 results. The Company also intends to identify additional attractive locations for future retail locations in Michigan. However, despite these developments, Michigan may continue to be a difficult market for us in 2021, as it is more competitive than the other markets in which the Company operates because Michigan does not limit the number of dispensaries or the size of cultivation facilities. As of the date of this Quarterly Report on Form 10-Q, there are over 300 dispensaries in Michigan and due to the significant retail competition in this market, we expect our sales per retail location and gross margins in this market to be below our average across the portfolio.
Stockholder Dispute
On May 28, 2021, Senvest Management, LLC, Hadron Capital (Cayman) LTD., and Measure8 Venture Partners, LLC (collectively, the “Claimants”), as former holders of convertible notes issued and sold by the Company (the “AWH Convertible Promissory Notes”) pursuant to the Company’s Convertible Note Purchase Agreement, dated as of June 12, 2019 (the “2019 Convertible Note Purchase Agreement”), filed an arbitration demand, which was subsequently amended on July 28, 2021 (the “Arbitration Demand”), against the Company and its Chief Executive Officer, Abner Kurtin, before the American Arbitration Association. In their Arbitration Demand, the Claimants take issue with the April 22, 2021 amendment of the terms of the Convertible Note Purchase Agreement (the “Amended Notes Consent”), which was approved by holders of approximately 66% of the principal amount of the AWH Convertible Promissory Notes, in excess of the simple majority required to amend the Convertible Notes. The Amended Notes Consent set the conversion price of the AWH Convertible Promissory Notes at $2.96 per share. The Claimants allege that the Amended Notes Consent was obtained improperly and is void, and seek damages in excess of $20,000. The Company disputes the Claimants’ allegations and believes the Amended Notes Consent was properly obtained in accordance with the terms of the AWH Convertible Promissory Notes and 2019 Convertible Note Purchase Agreement and the Amended Notes are binding on all holders of the

AWH Convertible Promissory Notes. The Company intends to vigorously defend against what it views as meritless claims.
Subsequent Transactions
On October 1, 2021, the Company closed on the previously disclosed acquisition of BCCO, LLC (“BCCO”), a medical dispensary license holder in Ohio for a purchase price of $3,740, subject to customary working capital and closing adjustments. The Company settled $1,750 due under a note receivable at closing. Additionally, a total of $1,799 due under the previous working capital loan was considered additional consideration at closing.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our accompanying Financial Statements are prepared in accordance with GAAP, which requires us to make certain estimates in the application of our accounting policies based on the best assumptions, judgments, and opinions of our management. The Company’s significant accounting policies are described in Note 2, “Basis of Presentation and Significant Accounting Policies,” in the Financial Statements. There have been no significant changes to our critical accounting policies and estimates. For a description of our critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Registration Statement on Form S-1, as amended, filed with the U.S. Securities and Exchange Commission on April 26, 2021.
Recently Adopted Accounting Standards and Recently Issued Accounting Pronouncements
For information about our recently adopted accounting standards and recently issued accounting standards not yet adopted, see Note 2, “Basis of Presentation and Significant Accounting Policies,” to the Financial Statements.
REGULATORY ENVIRONMENT: ISSUERS WITH UNITED STATES CANNABIS-RELATED ASSETS
In accordance with the Canadian Securities Administration Staff Notice 51-352, information regarding the current federal and state-level U.S. regulatory regimes in those jurisdictions where we are currently directly and indirectly involved in the cannabis industry, through our subsidiaries and investments, is incorporated by reference from subsections “Overview of Government Regulation,” “Compliance with Applicable State Laws in the United States,” and “State Regulation of Cannabis,” under the section “Business Overview” of the Company’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on April 26, 2021.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are exposed in varying degrees to a variety of financial instrument related risks. We mitigate these risks by assessing, monitoring and approving our risk management processes.
Credit Risk
Credit risk is the risk of a potential loss to us if a customer or third party to a financial instrument fails to meet its contractual obligations. The maximum credit exposure at September 30, 2021 is the carrying amount of cash and cash equivalents. We do not have significant credit risk with respect to our customers. All cash and cash equivalents are placed with major U.S. financial institutions.
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
As reflected in the Financial Statements, the Company had an accumulated deficit as of September 30, 2021 and December 31, 2020, as well as a net loss for the three and nine months ended September 30, 2021 and 2020, and negative cash flows from operating activities during the nine months ended September 30, 2021 and 2020, which are indicators that raise substantial doubt of our ability to continue as a going concern. Management believes that substantial doubt of our ability to continue as a going concern for at least one year from the issuance of our Financial Statements has been alleviated due to: (i) cash on hand, including capital raised from the Company’s IPO in May 2021 and proceeds received under our new credit agreement in August 2021, and (ii) continued growth of sales and gross profit from our consolidated operations. Management plans to continue to access capital markets for additional funding through debt and/or equity financings to supplement future cash needs, as may be required. However, management cannot provide any assurances that we will be successful in accomplishing our business plans. If we are unable to raise additional capital on favorable terms, if at all, whenever necessary, we may be forced to decelerate or curtail certain of our operations until such time as additional capital becomes available.
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

ITEM 4. CONTROLS AND PROCEDURES.
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
As previously disclosed in the Company’s Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2021 and June 30, 2021, the Company’s management identified a material weakness related to the maintenance and updating of vendor records in connection with the accounts payable cycle that occurred during the three months ended March 31, 2021. The material weakness did not result in a material misstatement of the Company’s financial statements included in this report, the Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2021, or in other periodic filings. Management took immediate action to remediate the material weakness, including enhancing and better defining cash disbursement controls to prevent and timely detect unauthorized cash disbursements. As of September 30, 2021, the Company’s management has remediated the Company’s exposure to material weaknesses related to this matter, but otherwise did not make any change to the Company’s internal control over financial reporting that has materially affected, or is likely to materially affect, our internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
On August 27, 2021, the Company issued approximately 2.0 million shares of Class A common stock in satisfaction of certain amounts due upon maturity under the 2020 Credit Facility, and related loan documents, that was terminated following the prepayment of the outstanding debt issued thereunder on August 27, 2021. The shares were issued in accordance with the settlement terms of the original agreement. The shares were issued in accordance with an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) under Section 4(a)(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
Not applicable.

ITEM 6. EXHIBITS.
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
10.1+
Credit Agreement, dated August 27, 2021, by and among Ascend Wellness Holdings, Inc., group of lenders and Acquiom Agency Services LLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Commission on September 1, 2021)

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
+    Portions of this exhibit have been redacted in compliance with Regulations S-K Item 601(b)(2). The omitted information is not material and would likely cause competitive harm to the Company if publicly disclosed. The Company agrees to furnish an unredacted copy to the SEC upon its request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ascend Wellness Holdings, Inc.
November 15, 2021	/s/ Daniel Neville
Daniel Neville Chief Financial Officer (Principal Financial Officer)

November 15, 2021	/s/ Roman Nemchenko
Roman Nemchenko Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)