Form 10-K
period 2021-12-31
Ascend Wellness Holdings, Inc
filed 2022-03-11
CIK 1756390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s Class A common stock on June 30, 2021 as reported on the Canadian Stock Exchange on that date: $1,431,234,747
As of March 7, 2022, there were 173,302,518 shares of the registrant’s Class A common stock, par value $0.001, and 65,000 shares of the registrant’s Class B common stock, par value $0.001, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain parts of the registrant’s Definitive Proxy Statement relating to the registrant’s 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

ASCEND WELLNESS HOLDINGS, INC
TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K for Ascend Wellness Holdings, Inc. and its subsidiaries (collectively referred to as “AWH,” “Ascend,” “we,” “us,” “our,” or the “Company”) contains both historical and forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. We make forward-looking statements related to future expectations, estimates, and projections that are uncertain and often contain words such as, but not limited to, “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “likely,” “may,” “outlook,” “plan,” “predict,” “should,” “target,” or other similar words or phrases. These statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties, and assumptions that are difficult to predict. Factors that might cause such differences include, but are not limited to, those discussed in Part I of this Form 10-K under Item 1A., “Risk Factors,” and we urge readers to consider these risks and uncertainties in evaluating our forward-looking statements. Although the Company has attempted to identify important factors that could cause actual results to differ materially from those contained in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated, or intended. The forward-looking statements contained herein are based on certain key expectations and assumptions, including, but not limited to, with respect to expectations and assumptions concerning receipt and/or maintenance of required licenses and success of our operations, are based on estimates prepared by us using data from publicly available governmental sources as well as from industry analysis, and on assumptions based on data and knowledge of this industry that we believe to be reasonable. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

PART I
ITEM 1. BUSINESS
Background
Ascend Wellness Holdings, Inc. (“AWH,” “Ascend,” “we,” “us,” “our,” or the “Company”) is a vertically integrated multi-state cannabis operator focused on operating in adult-use or near-term adult-use states in primarily limited license markets. Ascend’s core business is the cultivation, manufacturing and distribution of cannabis consumer packaged goods, which are sold through company-owned retail stores and to third-party licensed retail cannabis stores. The Company is a reporting issuer in the United States. The Company’s shares of Class A common stock are listed in Canada on the Canadian Securities Exchange (“CSE”) under the symbol “AAWH.U.” and in the United States on the OTCQX Best Market (the “OTCQX”) under the symbol “AAWH.” Ascend is an emerging growth company under federal securities laws and as such Ascend is able to elect to follow scaled disclosure requirements for this filing.
The Company was founded in 2018 with initial operations in Illinois and has since expanded its operational footprint, primarily through acquisitions, and now has operations or financial interests in five U.S. geographic markets: Illinois, Massachusetts, Michigan, New Jersey, and Ohio. As of December 31, 2021, Ascend has 20 open dispensaries, 18 of which are in states which have passed legislation permitting recreational cannabis. Ascend also operates cultivation facilities in five states with 176,000 square feet of canopy. The Company has a pipeline with fully-financed expansion plans to achieve 24 open dispensaries and 255,000 square feet of canopy generating 127,500 pounds of cannabis annually post build-out, which it hopes to complete by the end of 2022.
Ascend believes in bettering lives through cannabis. The mission is to improve the lives of its employees, patients, customers and the communities they serve through the use of the cannabis plant. As of March 1, 2022, AWH employed approximately 1,500 people across the cultivation, processing, retail, and corporate functions.
The following organizational chart describes our current organizational structure. See Exhibit 21.1 to this filing for a list of AWH’s subsidiaries. All lines represent 100% ownership of outstanding securities of the applicable subsidiary unless otherwise noted. In part, the complexity of the organization structure is due to state licensing requirements that mandate that the Company maintain the corporate identity of the operating license holders.

__________________
(1)In process of transfer to AWH. The Illinois Department of Financial and Professional Regulation is currently reviewing the transfer application.
(2)We have entered into an agreement to acquire Marichron Pharma, LLC, but cannot submit a transfer request until Marichron Pharma, LLC receives a certificate of operation.
Legend for state of incorporation:
AWH’s registered office is located at 1209 Orange Street, Wilmington, DE 19801. The Company’s headquarters are located at 1411 Broadway, 16th Floor, New York, NY 10018.
History of the Company
Founding and Incorporation
The Company was originally formed on May 15, 2018 as Ascend Group Partners, LLC, and changed its name to “Ascend Wellness Holdings, LLC” on September 10, 2018. On April 22, 2021, Ascend Wellness Holdings, LLC converted into a Delaware corporation and changed its name to “Ascend Wellness Holdings, Inc.” and effected a 2-for-1 reverse stock split, which is retrospectively presented for all periods in this filing and referred to as the “Conversion.” As a result of the Conversion, the members of Ascend Wellness Holdings, LLC became holders of shares of stock of Ascend Wellness Holdings, Inc.
Following the Conversion, the Company has authorized 750,000,000 shares of Class A common stock with a par value of $0.001 per share, 100,000 shares of Class B common stock with a par value of $0.001 per share, and 10,000,000 shares of preferred stock with a par value of $0.001 per share. The rights of the holders of Class A common stock and Class B common stock are identical, except for voting and conversion rights. Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to 1,000 votes per share and is convertible at any time into one share of Class A common stock at the option of the holder.
Initial Public Offering
On May 4, 2021, the Company completed an Initial Public Offering (“IPO”) of its Class A common stock, in which it issued and sold 10.0 million shares of Class A common stock at a price of $8.00 per share. On May 7, 2021, the underwriters exercised their over-allotment option in full and we issued and sold an additional 1.5 million shares of Class A common stock. AWH received total net proceeds of approximately $86.1 million after deducting underwriting discounts and commissions and certain other direct offering expenses paid by the Company. In connection with the IPO, the historical common units, Series Seed Preferred Units, Series Seed+ Preferred Units, and Real Estate Preferred Units then-outstanding automatically converted into a total of 113.3 million shares of Class A common stock and 65 thousand historical common units were allocated as shares of Class B common stock. Additionally, 3.4 million shares of Class A common stock were issued for a beneficial conversion feature associated with the conversion of certain historical preferred units and the Company’s convertible notes, plus accrued interest, converted into 37.4 million shares of Class A common stock. The Company’s shares of Class A common stock are listed on the CSE under the ticker symbol “AAWH.U” and are quoted on the OTCQX Best Market under the symbol “AAWH.”

Outstanding Securities
As of December 31, 2021, the Company had approximately 181.0 million fully diluted shares outstanding, including approximately 171.5 million shares of Class A common stock, approximately 0.1 million shares of Class B common stock, approximately 8.0 million total unvested restricted stock awards and restricted stock units, and approximately 1.4 million warrants outstanding, which are in the money and calculated using the treasury stock method based on the closing stock price of the shares of Class A common stock on the CSE on December 31, 2021 of $6.61 per share.
Financing History
Historically, Ascend has used private financing as a source of liquidity for its short-term working capital needs and general corporate purposes. During the first quarter of 2021, Ascend raised $49.5 million through the issuance of convertible notes to further finance its expanded operations and acquisitions. Subsequent to the IPO, the Company entered into a new credit facility in August 2021, which provides for a $210.0 million term loan that bears interest at a rate of 9.5% per annum, due quarterly. Proceeds from the term loan were used, in part, to prepay approximately $75.6 million of existing debt and the remainder will be used to finance future growth initiatives and acquisitions.
To date, the Company has funded many of its expansion projects via sale leaseback transactions. The significant sale leaseback financings are further described below:
•In August 2018, AWH acquired the real property where its Athol, Massachusetts cultivation facility is located. In April 2020, AWH executed a sale leaseback agreement with Innovative Industrial Properties, Inc. (“IIP”) with a sale price of $26.8 million and a tenant improvement allowance (“TIA”) of $22.2 million to fund the expansion of the cultivation facility.
•In December 2018, AWH acquired the real property where its Barry, Illinois cultivation facility is located and simultaneously executed a sale leaseback agreement with IIP with a sale price of $19.0 million and an in initial TIA of $6.0 million. The TIA has subsequently increased to $52.0 million as we have expanded the cultivation facility, including the addition of a greenhouse.
•In June 2019, AWH acquired the real property where its Lansing, Michigan cultivation facility is located. In July 2019, AWH executed a sale leaseback agreement with IIP with a sale price of $4.8 million and a TIA of $15.0 million to fund the expansion of the facility.
•In January 2022, AWH acquired the real property where the Franklin, New Jersey cultivation facility is located. In February 2022, AWH executed a sale leaseback agreement with IIP with a sale price of $35.4 million and a TIA of $4.6 million to fund the expansion of the facility.

Acquisitions
The Company has grown rapidly by strategically acquiring licenses and operations. Ascend’s core acquisition philosophy has been to acquire assets in: marquee locations, limited-license states, and recreational or near-recreational markets. Growth via acquisition has allowed Ascend to strategically select and to operate primarily in highly competitive market dynamics. The Company’s key transactions are detailed in the table below.

Seller	Assets	Locations	Date	Additional Information
Revolution Cannabis-Barry, LLC	Cultivation	-Barry, IL	December 2018	This was the Company’s first operational cultivation facility. The Company has since expanded the site by adding a greenhouse, lab, and kitchen.
HealthCentral, LLC	2 Dispensaries	-Springfield, IL -Collinsville, IL	January 2019	These locations were initially medical dispensaries and have since become two of Ascend’s highest performing recreational stores, following the legalization of adult-use in January 2019.
MOCA, LLC	2 Dispensaries	-Chicago, IL (Logan Square and River North)	Signed in August 2020 and close in December 2020	This acquisition was the Company’s first entry into the Chicago market and was included in our consolidated results as a Variable Interest Entity (“VIE”) from August 2020 through closing in December 2020.
Southcoast Apothecary, LLC	1 Dispensary	-New Bedford, MA	Initial transaction closed in February 2020 and property purchase closed in August 2020	The New Bedford location is our first expansion into Southern Massachusetts and the recreational dispensary is expected to open in the first half of 2022.
Greenleaf Compassion Center LLC	3 Dispensaries and 1 Cultivation	Medical dispensaries located in: -Montclair, NJ -Rochelle Park, NJ -Fort Lee, NJ Cultivation located in: -Franklin, NJ	September 2020	At the time of closing only the Montclair location was operational. We subsequently opened the Rochelle Park dispensary in May 2021 and expect to open the Fort Lee dispensary in 2022. Currently, both open dispensaries have been serving medical patients. The state has passed legislation to legalize sale of adult-use cannabis and is implementing the program.
Chicago Alternative Health Center, LLC and Chicago Alternative Health Center Holdings, LLC	2 Dispensaries	-Chicago, IL (Chicago Ridge and Archer)	Signed in December 2020 and closed in January 2022	Collectively referred to as “Midway,” at the time of signing, the Archer location was operational and the Ascend by Midway - Chicago Ridge location opened in April 2021. Midway has been included in our consolidated results as a VIE since the initial signing in December 2020.

FPAW Michigan 2, Inc.	6 Dispensaries	-3 dispensaries in the Grand Rapids, MI area -1 dispensary in the Ann Arbor, MI area -1 dispensary in Battle Creek, MI -1 dispensary in the Detroit, MI area	December 2020	FPAW Michigan 2, Inc. (“FPAW”) was owned by one of the founders of AWH, who assigned 99.9% of its membership interest to AWH in December 2020 and was consolidated as a VIE prior to that date. Two dispensaries in the Grand Rapids, MI area opened in September 2020 and March 2021, and a third is expected in late 2022 or early 2023. The Battle Creek and Detroit area dispensaries each opened in June 2020 and the Ann Arbor dispensary opened in August 2020. AWH continues to consider further development of a second Ann Arbor location, as well as a location in East Lansing.
Hemma, LLC	1 Cultivation	-Monroe, OH	May 2021	AWH’s first cultivation site in Ohio with expansion potential.
BCCO, LLC	1 Dispensary	-Carroll, OH	October 2021	Medical dispensary located in the greater Columbus area.
Ohio Cannabis Clinic, LLC	1 Dispensary	-Coshocton, OH	December 2021	Medical dispensary located in the greater Columbus area.
Description of the Business
Overview of the Company
Ascend is a vertically integrated multi-state cannabis operator focused on adult-use or near-term adult-use cannabis states in limited license markets. The core business is the cultivation, manufacturing, and distribution of cannabis consumer packaged goods, which Ascend sells through company-owned retail stores and to third-party licensed retail cannabis stores. Ascend believes in bettering lives through cannabis. The mission is to improve the lives of its employees, patients, customers and the communities we serve through the use of the cannabis plant.
The consumer products portfolio is generated primarily from plant material that the Company grows and processes. As of December 31, 2021, AWH produces consumer-packaged goods in five manufacturing facilities with 176,000 square feet of cumulative canopy and total capacity of 88,000 pounds annually. Ascend is currently undergoing expansions to 255,000 square feet of cumulative canopy, which it hopes to complete by the end of 2022. As of December 31, 2021, the product portfolio consists of 224 SKUs, across a range of cannabis product categories, including flower, pre-rolls, concentrates, vapes, edibles and other cannabis-related products. All of the expansion plans are subject to capital allocation decisions, the evolving regulatory environment and the COVID-19 pandemic. See “Forward-Looking Statements.”
Product Offering
Ascend produces and distributes cannabis products for its wholesale partners and AWH owned retail stores. Ascend’s goal is to provide wholesale partners and retail customers with consistent access to quality cannabis products while maintaining a variety of form-factors and SKUs. Ascend currently produces its full product set with multiple form factors in Illinois where it has a lab and kitchen. Ascend is in the process of building labs and kitchens at many of its other cultivation facilities so it can produce other form factors such as edibles, in addition to flower and pre-rolls, in all of the states in which it operates. Ascend’s in-house brands offer a variety of options to satisfy every potential customer’s budget and preference. Ascend’s approach to branding is to have brands that fit the “good”, “better”, and “best” consumer categories. The in-house brands include: SimplyHerb, Ozone, and Ozone Reserve. SimplyHerb is the “good” brand and the most price accessible product with SKUs targeted for the price conscious, value-driven buyer. SimplyHerb is currently produced in Illinois, Massachusetts, and Michigan. Ozone is the “better” brand aimed at providing quality products to the seasoned connoisseur as well as the canna-curious. Ozone Reserve is the “best” offering with premier products including exotic flower, refined concentrates, purified oils, as well as resins and distillates. Ozone and Ozone Reserve are currently produced and sold in Illinois,

Massachusetts, Michigan, New Jersey, and Ohio. Ozone products have been well received in the market. Ozone has been cited as having the second highest sales of any branded product in Illinois for 2021.
In addition to producing its own brands, AWH also partners with multiple premiere brands for which it cultivates and sells products targeted to different demographics. Among our partners are Lowell Farms, Flower by Edie Parker, and 1906. This model allows AWH to target customer demographics that complement its base-markets and leverage brand recognition of our partners, while crafting and selling their tried-and-true products. For example:
•Lowell Smokes, by Lowell Farms, allows AWH to leverage the Lowell Farms brand amongst the male demographic seeking premium pre-rolls.
•Edie Parker, is a Women-led fashion and lifestyle company that launched a cannabis brand, “Flower by Edie Parker.” The Flower by Edie Parker line provides AWH with a product aimed to attract the female consumer.
•1906, is a brand targeted to consumers looking for premier edible experiences. 1906 gives AWH the ability to provide a competitive edible offering.
The Company is pursuing a longer term goal to have 50% of sales derived from the wholesale business and 50% of sales derived from the retail business, with 50% of products sold in Ascend retail dispensaries being in-house or partner branded products. With this strategy, AWH expects to benefit from vertical margins, while maintaining an offering with options and variety for its retail consumers. No customer represented more than 10% of the Company’s net revenue during 2021, 2020, or 2019.
Strategy
AWH is committed to running the business aligned with its core strategic principles. These include a focus on:
•Achieving vertical integration and scale in limited-license markets. The Company is committed to being vertically integrated in every state in which it operates. This entails controlling the entire supply chain from seed to sale. AWH is currently vertically integrated in all five states of operation. Four of the five markets in which AWH operates, are in states that pose restrictions limiting the number of licenses allowable, creating a more competitive dynamic. AWH is committed to being a top player in each of the states in which it operates. AWH does not intend to expanded to new states without obtaining a large presence and proposes to expand to a new state if it has plans to expand operations to meet the states maximum allowable number of dispensaries and cultivation footprint.
•Key flagship locations. AWH is dedicated to securing retail sites in key flagship locations. AWH believes that location is critical when it comes to the success and long-term sustainability of a dispensary. By situating the stores in marquee locations, AWH believes the barriers to entry for competition are higher. Some of AWH’s flagship locations include: 1) Ascend Collinsville, which is strategically located in the retail corridor near St. Louis, 2) Ascend Boston, which is located in downtown Boston between TD Garden and Faneuil Hall, and 3) Ascend Rochelle Park, which is located on Route 17 just a mile from the Garden State Plaza in highly trafficked northern New Jersey.
•Disciplined capital allocation and execution of mergers and acquisitions. AWH has a disciplined capital allocation strategy. The Company only deploys capital in markets and on projects which it believes will be accretive to its shareholders. To date, the bulk of the Company’s expansion has been through acquisition. The Company views M&A as the fastest path to growth given the barriers to entry and the regulatory environment in the cannabis industry. Largely due to early license awards, there are a number of independent and single-state operators in the markets in which we operate today. These assets represent attractive acquisition opportunities, as the Company can leverage its local permitting expertise and operational and financial resources to optimize the performance of these assets. Most of the Company’s acquisitions have been negotiated and priced prior to the respective state’s passing of recreational legislation. Many of the assets AWH has acquired have historically underperformed under their previous ownership and AWH has been able to improve the financial performance of acquired assets by implementing its standard operating procedures and technology, thereby allowing for AWH to make acquisitions that create significant value for shareholders.
The Company has been successful in opening facilities and dispensaries and expects continued growth to be driven by opening new operational facilities and dispensaries under our current licenses, expansion of our current facilities, and increased consumer demand.
General Development of the Business
As of December 31, 2021, AWH has direct or indirect operations or financial interests in five U.S. geographic markets: Illinois, Massachusetts, Michigan, New Jersey, and Ohio. AWH has expanded its operational footprint primarily through several acquisitions as identified above. See acquisition history in “History of the Company.”
In addition to the acquisitions the Company has made, AWH has benefited from several cultivation expansion opportunities. The material cultivation expansion projects that have been completed or are underway are detailed below:
•Illinois. In 2019, AWH added a lab and kitchen and scaled the Illinois Cultivation it had acquired through the original acquisition of Revolution Cannabis-Barry LLC in 2018. In 2020, AWH commenced a large construction project to add a 125,000 square foot greenhouse with 58,000 square feet of canopy to its Barry, IL cultivation center. Prior to expansion, the facility had 55,000 square feet of indoor canopy and a lab and kitchen. The greenhouse was largely completed in December 2021 and the Company planted the first 3,600 plants in the greenhouse the first week of 2022. Now, AWH has scaled Illinois cultivation operations to 113,000 total square feet of canopy.
•Massachusetts. The Company acquired real property of its Athol cultivation site in 2018. In 2019, the Company began Phase 1 of its cultivation build in Athol, MA and commenced cultivation activities in 2020. By Q2 2021, the Company had completed 17,000 square feet of canopy at the site, concluding Phase 1. The Company recently added an incremental 37,000 square feet of canopy and is in the process of adding a lab and kitchen.
•New Jersey. In early 2021, AWH commenced Phase 1 of expansion of the Franklin, NJ cultivation center it had acquired through Greenleaf Compassion Center, LLC. By Q3 2021 the Company had 16,000 square feet of canopy online. The Company plans to add an additional 26,000 square feet of canopy and a lab and kitchen to the current site by the end of 2022. In November 2021, AWH acquired the land adjacent to the Franklin, New Jersey cultivation site. Between the two sites, the Company plans to add an incremental 108,000 square feet of canopy by the end of 2023, for a total of 150,000 square feet.
•Michigan. In 2021, AWH phased in 28,000 feet of canopy at the Lansing, MI location. The Company plans to add a lab to the facility in 2022 so it can expand the offering in the state by producing additional form factors such as edibles.
Operations Summary
AWH’s core business is the cultivation, manufacturing, and distribution of cannabis consumer packaged goods, which are sold through company-owned retail stores and to third-party licensed retail cannabis stores. The Company is committed to being vertically integrated in every state in which it operates, which entails controlling the entire supply chain from seed to sale. AWH has been successful in opening facilities and dispensaries, and expects the majority of future growth to be driven by opening new operational facilities and dispensaries under current licenses, expansion of current facilities and increased consumer demand.

Cultivation
AWH’s cultivation practices have been engineered for scalability and repeatability as the Company expands into additional states. AWH aims to continuously refine cultivation operations to rapidly scale output without sacrificing quality and consistency. Future expansion is planned to provide the infrastructure to diversify the seed supply and further mechanize and automate harvest operations. AWH believes it will be able to continue to rapidly scale cultivation by: (i) commencing operations at additional cultivation sites; (ii) expanding canopy at existing cultivation sites; and (iii) increasing yields by dialing in genetics and environmental conditions and increasing the number of harvests. AWH is focused on driving biomass cost per gram lower with the goal of creating a competitive advantage in the limited license states in which the Company operates. AWH has used strain rationalization, improved cultivation practices, and investments in technology to drive higher yields per square foot than the industry average.
Manufacturing
AWH’s manufacturing operations are centered around the quality of products and the efficiency of production. AWH strives to produce high quality, consistent products across its manufacturing facilities, and has implemented strict brand and quality assurance standards and standard operating procedures in an effort to ensure consistent product and consumer experience across all operating markets. AWH is focused on scaling capacity, improving yields, and increasing efficiency. AWH is standardizing and increasing capacity in hydrocarbon and ethanol extraction wherever possible with the goal of maximizing product quality and throughput and improve crude yields and are making investments in manufacturing and extraction technology, including high speed flower packaging, cartridge filling and automated pre-rolling as drivers of labor efficiency.
Wholesale distribution
During the fourth quarter of 2021, approximately 33% of AWH sales were generated by sales of Ascend products to third-party retailers. AWH aims to grow the wholesale business to half of the total business by: 1) increasing wholesale market share and expanding penetration within wholesale distribution, 2) selling higher volumes of product to wholesale customers, and 3) expanding the category set to higher value products sold to wholesale customers. As of December 31, 2021, AWH sold products to 99% of the dispensaries in Illinois, but the Company has room to significantly increase market penetration across its other states. AWH has internal sales managers dedicated to these penetration efforts.
AWH is also acutely focused on category management and expansion. AWH’s development efforts are focused on pre-rolls, vapes, edibles, and other ready-to-use product forms that it expects to outperform whole flower over time. The Company is also concentrating on expanding the vape offering, including live products and ratio products that represent fast growing segments of the vape category, and expanding the pre-roll offering. The Company expects the pre-roll category to grow significantly as the preferred way to consume flower for many customers. In 2021, AWH launched a pre-roll partnership with Lowell Smokes and in 2022, the Company plans to launch multiple additional pre-roll SKUs in smaller sizes, innovative multi-pack options, and premium infused pre-rolls. AWH is also expanding the edibles manufacturing capabilities to provide micro-dose product forms along with additional forms desired by the market. Strategic partnerships are a key part of diversifying and expanding the Company’s offering.

Retail
AWH operates both licensed retail adult-use and medicinal cannabis dispensaries. The Ascend retail brand aims to elevate the cannabis shopping experience by combining consistent and convenient customer service with high-quality products and exclusive brand partnerships. AWH believes the retail operating principles described below differentiate the Company from its competitors.
•Location. All of the Company’s dispensaries are located in key retail locations. AWH believes location is a huge barrier to entry for defending its competitive positioning overtime. Each of the Company’s dispensaries are located within a turn off of a major highway or in a highly trafficked downtown.
•Vision. Ascend believes in using the power of the cannabis plant to help people better their lives. As a company, AWH has a strong commitment to the success of the brand and maintaining this vision.
•People and Culture. AWH aims to hire store managers with prior experience in cannabis and has an acute focus on talent development for the rest of the store employees. The Company has an extensive onboarding and training program focused not only on brand and product knowledge, but also on creating a great customer experience. AWH employees are motivated by daily sales goals set at the stores. AWH reaches these goals by ensuring it has the right product and the right talent in place to deliver a best-in-class customer experience. Stores measure week over week sales growth, peak days for volume, transactions, gross margin and other key performance metrics.
•High Volume Focus. AWH is focused on driving high transaction volume in its retail stores. The Company improves traffic with increased number of point of sales systems, optimized store layouts, and enhanced menu management.
•Omni-channel experiences. As customer shopping preferences continue to evolve and customers increasingly shop across multiple channels, AWH strives to create a best-in-class, omni-channel customer experience. These experiences have been especially critical to operations during the COVID-19 pandemic. Omnichannel experiences include:
◦Reserve-Online-Pickup-in-Store. This allows customers to purchase merchandise through letsascend.com and pick-up the merchandise in-store, which often drives incremental in-store sales. Over 90% of customers in Collinsville utilize the Reserve-Online-Pickup-in-Store option.
◦Delivery. In Q4 2021, AWH launched pilot delivery programs in Newton, Massachusetts, and throughout Michigan, allowing AWH to bring customers the products they enjoy straight to the comfort of their homes.
◦Curbside Pickup. This offering allows customers to have their orders brought directly to their vehicles.
◦Online Consultations and Real-time Chat. This allows customers to interact with associates, ask questions and build their basket ahead of their in-store visit, driving associate productivity and incremental sales.
Strategic Sourcing
Ascend continues to focus on supply chain optimization and strategic sourcing as the Company scales, allowing our growing base to provide leverage across the organization. This includes a focus on supplier rationalization, so that best-in-class supply partners are providing full end-to-end service across the enterprise. Building a common base of operating procedures, packaging and supply components, and supply partners across the organization is critical to this strategic direction.

Environmental, Social, and Governance
Environmental, Social, and Governance (“ESG”) initiatives are at the core of AWH’s guiding principles. AWH is committed to creating an inclusive, sustainable company that provides best-in-class governance. Below are a few of the key ESG initiatives at Ascend.
•Social Justice. While AWH understands and appreciates how fortunate the Company is to be in a position to help build and guide the future of modern cannabis, AWH is also acutely aware of the lives that have been destroyed, especially in minority communities, through decades of unjust laws and inequitable enforcement. AWH has been a long standing partner with the Last Prisoner Project (LPP) to support their effort to push to get non-violent offenders released from prison. In 2021, AWH on-boarded a Vice President of Social Justice who is leading the charge for AWH’s internal social justice initiatives. Under this leadership, AWH has contributed funds to the Continuing Legal Education (CLE) institute which seeks to educate attorneys interested in learning the ins and outs of the expungement process. AWH will continue to look for other opportunities to collaborate with nonprofits and legal organizations to sponsor and coordinate expungement clinics. In January 2022, AWH launched a nonprofit foundation incubating and supporting individuals who qualify as social equity applicants.
•Diversity and Inclusion. People are the Company’s greatest asset. The team is comprised of a consortium of skilled and passionate professionals and partners from a diverse range of fields. AWH believes in building a diverse team, creating a space where ALL feel welcome and have the opportunity to grow while contributing to the success of AWH. AWH recently launched three Employee Resource Groups (ERGs) for the LGBTQ+, Black, and Female communities within AWH. These are voluntary, employee-led groups that foster a diverse, inclusive workplace aligned with organizational mission, values, goals, business practices, and objectives.
•Environmental. AWH recently commenced the process to gather baseline energy and water usage metrics. In January 2022, AWH began planting in its first greenhouse at our Barry, Illinois cultivation location. Greenhouses consume less energy than indoor grows because they subsidize their energy needs with the sun. Quality is still maintained as conditions are maintained with HVAC systems and supplemental light is available. AWH will continue to explore other operational solutions to lower its environmental impact.
•Governance. Best-in-class governance and disclosure are important to AWH. The Company has a majority independent board, provides GAAP financials, and publishes its key governance policies, as well as provides access to its whistleblower hotline on its investor website. The Company monitors disclosures relative to its peers to help maintain best-in-class practices.
Human Capital
As of December 31, 2021, we had approximately 1,500 employees, approximately 89% of whom were in field operations and approximately 11% of whom were in corporate administrative and management. We offer our employees opportunities to grow and develop their careers and provide them with a wide array of company paid benefits and compensation packages which we believe are competitive relative to our peers in the industry. As of December 31, 2021, 26% of leadership positions were held by ethnic minorities and 37% of leadership positions were held by females. AWH will continue to work towards achieving a more equitable balance of genders and ethnicities across the company and in leadership.
Employee safety and health in the workplace is one of our core values. The COVID-19 pandemic has underscored the importance of keeping our employees safe and healthy. In response to the pandemic, we have taken actions aligned with the World Health Organization and the Centers for Disease Control and Prevention to protect our workforce so they can more safely and effectively perform their work.
The Company’s number and levels of employees are continually aligned with the pace and growth of our business and management believes it has sufficient human capital to operate the business successfully.

Operations by State
The following is an overview of our cultivation and dispensary assets by state that are currently operational, as well as our expected asset base once fully built out.
Cultivation assets:
Across its cultivation assets, as of December 31, 2021 AWH had 176,000 square feet of total canopy, which is defined as the square footage of flower, vegetation, and propagation tables. AWH anticipates expanding to 255,000 square feet of total canopy by the end of 2022. The Company estimates each square foot of total canopy has the power to generate approximately half a pound of cannabis per year. All of the Company’s cultivation and planned cultivation facilities are indoor, with the exception of the 55,000 square foot greenhouse in Illinois. The Company believes that indoor grow facilities allow for fine-tuned controls which help enable AWH to grow high-quality cannabis. All of the cultivation projects underway are expansion projects to existing cultivation facilities. The Company deems these as lower risk than green fielding at new sites that are not yet permitted for cultivation operations. The new cultivation plans are flexible and will ultimately depend on market conditions, local licensing, construction, and other regulatory permissions. All of our expansion plans are subject to capital allocation decisions, the evolving regulatory environment and the COVID-19 pandemic. See “Forward-Looking Statements.”

State	Square Feet of Canopy as of December 31, 2021	Square Feet Planned by Year End 2022(1)	Additional Comments
Illinois	113,000	113,000	Located in Barry, Illinois, the cultivation facility also has ethane and butane-based extraction equipment and kitchen. The Company is awaiting state approval to plant in the new greenhouse.
Michigan	28,000	28,000	Located in Lansing, Michigan, the cultivation facility has 28,000 square feet of canopy. The Company is adding a kitchen in 2022.
Massachusetts	17,000	54,000	Located in Athol, Massachusetts, the cultivation facility is undergoing phase 2 expansion which it plans to complete in 2022. The Company is also adding an ethane and butane-based extraction equipment and kitchen.
New Jersey	16,000	42,000	Located in Franklin, New Jersey, the cultivation facility is undergoing phase 2 expansion which will add 26,000 square feet of canopy and a lab and kitchen. The Company plans to complete phase 2 in 2022. AWH also purchased the land adjacent to the facility in Q4 2021 and plans to add an incremental 100,000 square feet of canopy to the site in 2023.
Ohio	2,000	18,000	Located in Monroe, OH the facility currently has 2,000 square feet of canopy. The Company plans to add 35,000 square feet of quad stacked canopy. The Company has a pending acquisition of a processing facility located near the cultivation facility.
(1)    See “Forward-Looking Statements.”
Dispensary assets:
As of December 31, 2021, AWH had 20 open and operating retail locations. By the end of 2022, AWH anticipates expanding to 24 open and operating dispensaries. The new store opening plans are also flexible and will ultimately depend on market conditions, local licensing, construction, and other regulatory permissions. All of the dispensary plans are subject to capital allocation decisions, the evolving regulatory environment and the COVID-19 pandemic. See “ Forward-Looking Statements.”

State	Open Dispensaries as of December 31, 2021	Owned Dispensaries and Licenses as of December 31, 2021	Comments
Illinois	8	8	4 dispensaries in the Chicago area; 2 in Southern IL bordering Missouri; 2 near Springfield, IL. The state caps recreational dispensary licenses at 10 stores per owner.
Massachusetts	2	3	1 dispensary in downtown Boston; 1 in Newton; 1 license and building under construction in New Bedford. The state caps recreational dispensary licenses at 3 stores per owner.
New Jersey	2	3	1 dispensary in Rochelle Park; 1 in Montclair; 1 license and building under construction in Fort Lee. The state caps recreational dispensary licenses at 3 stores per owner.
Michigan	6	8	6 dispensaries throughout the state; 1 license and building under construction in Grand Rapids and 1 license and building under construction in East Lansing
Ohio	2	2	2 dispensaries in the greater Columbus area. The state caps dispensary licenses at 5 stores per owner.
Licenses
The following chart summarizes the U.S. states in which we operate or have an investment as of December 31, 2021, along with the nature of the operations, whether such activities carried on are direct, indirect or ancillary in nature, the number of dispensary, cultivation and other licenses held by each entity, and whether such entity has any operation, cultivation, or processing facilities.

State	Entity	Adult-Use/Medical	Direct/Indirect/ Ancillary	Dispensary Licenses	Cultivation/ Processing/ Distribution Licenses	Operational Dispensaries	Operational Cultivation/ Processing Facilities
Illinois	HealthCentral LLC	AU, M	Direct	4	—	4	—
Illinois	Revolution Cannabis-Barry LLC	AU, M	Direct	—	2	—	1(4)
Illinois	MOCA LLC	AU, M	Direct	2	—	2	—
Illinois	Chicago Alternative Health Center, LLC	AU, M	Direct	2	—	2	—
Mass.	MassGrow LLC	AU	Direct	—	2(1)	—	1
Mass.	Ascend Mass LLC	AU	Direct	3	—	2	—
New Jersey	Ascend New Jersey LLC(2)	M	Direct	3	1	2	1
New York	MedMen NY, Inc.(3)	M	Ancillary	4	1	4	1
Michigan	FPAW Michigan LLC	AU, M	Direct	6	1	6	1
Ohio	BCCO, LLC	M	Direct	1	—	1	—
Ohio	Ohio Cannabis Clinic, LLC	M	Direct	1	—	1	—
Ohio	Hemma, LLC	M	Direct	—	1	—	1
Ohio	Marichron Pharma, LLC(3)	M	Ancillary	—	1	—	—
Total				26	9	24	6
(1)Provisionally licensed for processing.
(2)An ATC permit enables the holder to pursue two additional satellite dispensary locations.

(3)On February 25, 2021, the Company entered into a definitive investment agreement (the “Investment Agreement”) with subsidiaries of MedMen Enterprises, Inc. (“MedMen”) to acquire MedMen NY, Inc., a licensed registered organization in New York. In December 2021, the Company contends the parties received approval to close the transactions. On January 2, 2022, MedMen purported to terminate the Investment Agreement. The Company has brought suit against MedMen requesting specific performance of MedMen’s obligations under the Investment Agreement and other relief as the Commercial Division of the Supreme Court of New York may determine as appropriate. Refer to “Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations–Legal Matters–MedMen NY Litigation,” for additional information related to this matter.
(4)Cultivation and processing operations are co-located at our Barry, IL facility.
Competitive Conditions
Competition
The Company primarily competes with:
•Multi-State Operators (“MSOs”). AWH competes with MSOs from a retail and wholesale perspective, including Trulieve Cannabis Corp., Cresco Labs Inc., Green Thumb Industries Inc., Curaleaf Holdings Inc., TerrAscend Corp., Columbia Care Inc,, and Ayr Wellness Inc, among others. The specific competitors vary for each state of AWH’s operations. For example, Cresco is AWH’s primary wholesale competitor in Illinois, but not as big of a wholesale competitor in New Jersey.
•Single State Operators (“SSOs”). AWH competes with many single state operators across its portfolio.
•Consumer Packaged Goods Companies (“CPG Companies”). Although not a competitive threat today, AWH anticipates CPG Companies gaining a larger presence in the industry if and when cannabis is rendered federally legal.
•Pharmaceutical Companies. Although not a competitive threat today, AWH anticipates pharmaceutical companies gaining a larger presence in the industry if and when cannabis is rendered federally legal.
The Company believes it is well-poised in its competitive positioning due to the competitive advantages highlighted below:
•Scale and vertical integration. The Company’s scale helps it compete, particularly, against the SSOs who may not be able to obtain the same operating synergies that AWH can. AWH is vertically integrated in each of its states of operation and only operates in states where it can have where it believes it can be a top 5 player one day.
•Access to capital. The Company’s access to capital helps it compete, particularly, against the SSOs who may not have the resources that AWH does. AWH management has also been able to leverage its extensive capital markets knowledge, securing $210.0 million in senior debt with an interest rate of 9.5% per annum, which at the time of the deal was an industry leading cost of capital.
•States of operation. With the exception of Michigan, all of AWH’s states of operation are limited license.
•Management. AWH has a diverse management team with experience spanning capital markets, cannabis industry, regulatory, and operations. The management team has proven it can lead, by becoming a top 3 operator in the state of Illinois.
•Location and second mover advantage. While many competitors who were early entrants to the space were pushed into industrial parks or off the beaten path, AWH locations can often be found on the corner of Main & Main, surrounded by other top tier businesses such as Trader Joe’s & Starbucks. This is because AWH entered the business slightly later than some of its peers. In doing so, the Company strategically acquired locations, rather than pursuing a lottery strategy to obtain licenses. AWH was able to use its ‘second-mover advantage’ to secure highly desirable retail locations, many of which it considers to be flagship stores.

•Differentiated portfolio of brands. AWH provides a robust offering and a wide range of branded products spanning every price point with products targeted to every demographic.
Overview of Government Regulation
On February 8, 2018, the Canadian Securities Administrators revised their previously released Staff Notice 51-532 – Issuers with U.S. Marijuana-Related Activities (“Staff Notice 51-532”), which provides specific disclosure expectations for issuers that currently have, or are in the process of developing, cannabis related activities in the United States as permitted within a particular State’s regulatory framework. In accordance with the Staff Notice 51-532, below is a discussion of the federal and state-level U.S. regulatory regimes in those jurisdictions where we are currently directly involved, through our subsidiaries, in the cannabis industry. Our subsidiaries and licensed operators with which we have contractual relationships are directly engaged in the manufacture, possession, sale, or distribution of cannabis in the adult-use and/or medical cannabis marketplace in the states of Illinois, Massachusetts, Michigan, New Jersey, and Ohio. In accordance with Staff Notice 51-532, we evaluate, monitor, and reassess this disclosure, and any related risks, on an ongoing basis and the same will be supplemented and amended to investors in public filings, including in the event of government policy changes or the introduction of new or amended guidance, laws, or regulations regarding cannabis regulation. We intend to promptly remedy any material known occurrences of non-compliance with applicable state and local cannabis rules and regulations, and intend to publicly disclose any material non-compliance, citations, or notices of violation which may have an impact on our licenses, business activities, or operations.
The U.S. federal government regulates drugs through the Controlled Substances Act (21 U.S.C. § 811) (the “CSA”), which places controlled substances, including cannabis, in a schedule. Cannabis is classified as a Schedule I controlled substance. The CSA explicitly prohibits the manufacturing, distribution, selling and possession of cannabis and cannabis-derived products as a consequence of its Schedule I classification. Classification of substances under the CSA is determined jointly by the United States Drug Enforcement Administration (the “DEA”) and the FDA. The United States Department of Justice (the “DOJ”) defines Schedule I drugs and substances as drugs with no currently accepted medical use, a high potential for abuse, and a lack of accepted safety for use under medical supervision. However, the FDA has approved Epidiolex, which contains a purified form of cannabidiol (“CBD”), a non-psychoactive cannabinoid in the cannabis plant, for the treatment of seizures associated with two epilepsy conditions. The FDA has not approved cannabis or cannabis compounds as a safe and effective drug for any other condition. Moreover, under the 2018 Farm Bill or Agriculture Improvement Act of 2018, CBD remains a Schedule I controlled substance under the CSA, with a narrow exception for CBD derived from hemp with a tetrahydrocannabinol, which is commonly referred to as tetrahydrocannabinol (“THC”), concentration of less than 0.3%.
Unlike in Canada, where federal legislation uniformly governs the cultivation, distribution, sale, and possession of medical and adult-use cannabis under the Cannabis Act, S.C. 2018, c. 16, and the Cannabis for Medical Purposes Regulations, cannabis is largely regulated at the state level in the United States. To date, there are 37 states, plus the District of Columbia (and the territories of Guam, Puerto Rico, the U.S. Virgin Islands and the Northern Mariana Islands), that have laws and/or regulations that recognize, in one form or another, legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. In addition, the Northern Mariana Islands, Guam, the District of Columbia, and 18 states, including Alaska, Arizona, California, Colorado, Connecticut, Illinois, Maine, Massachusetts, Michigan, Montana, Nevada, New Jersey, New Mexico, New York, Oregon, Vermont, Virginia, and Washington have legalized cannabis for adult-use. Eleven states have also enacted low-THC/high-CBD only laws for medical cannabis patients.
State laws that permit and regulate the production, distribution and use of cannabis for adult-use or medical purposes are in direct conflict with the CSA, which makes cannabis use, distribution and possession federally illegal. Although certain states and territories of the U.S. authorize medical or adult-use cannabis production and distribution by licensed or registered entities, under U.S. federal law, the possession, cultivation, and transfer of cannabis and any related drug paraphernalia is illegal and any such acts are criminal acts under any and all circumstances under the CSA. The Supremacy Clause of the United States Constitution establishes that the United States Constitution and federal laws made pursuant to it are paramount and in case of conflict between federal and state law, the federal law shall apply. Although the Company’s activities are compliant with applicable United States state and local law, strict compliance with state and local laws with respect to cannabis may neither absolve the Company of liability under United States federal law, nor may it provide a defense to any federal proceeding which may be brought against the Company.
The Obama administration attempted to address the inconsistent treatment of cannabis under state and federal law in the Cole Memorandum which outlined certain priorities for the DOJ relating to the prosecution of cannabis offenses. The Cole Memorandum acknowledged that, notwithstanding the designation of cannabis as a Schedule I controlled substance at the federal level, several states had enacted laws authorizing the use of cannabis for medical or adult-use purposes. The Cole Memorandum noted that jurisdictions that have enacted laws legalizing cannabis in some form have also implemented strong and effective regulatory and enforcement systems to control the cultivation, processing, distribution, sale and possession of cannabis. As such, conduct in compliance with those laws and regulations is less likely to implicate the Cole Memorandum’s enforcement priorities. The DOJ did not provide (and has not provided since) specific guidelines for what regulatory and enforcement systems would be deemed sufficient under the Cole Memorandum. In light of limited investigative and prosecutorial resources, the Cole Memorandum concluded that the DOJ should be focused on addressing only the most significant threats related to cannabis, such as distribution of cannabis from states where cannabis is legal to those where cannabis is illegal, the diversion of cannabis revenues to illicit drug cartels and sales of cannabis to minors.
On January 4, 2018, former U.S. Attorney General Jeff Sessions issued the Sessions Memorandum, which rescinded the Cole Memorandum effective upon its issuance. The Sessions Memorandum stated, in part, that current law reflects “Congress’ determination that cannabis is a dangerous drug and cannabis activity is a serious crime,” and Mr. Sessions directed all U.S. Attorneys to enforce the laws enacted by Congress by following well-established principles when pursuing prosecutions related to cannabis activities. We are not aware of any prosecutions of investment companies doing routine business with licensed cannabis related businesses in light of the new DOJ position. However, there can be no assurance that the federal government will not enforce federal laws relating to cannabis in the future. As a result of the Sessions Memorandum, federal prosecutors are now free to utilize their prosecutorial discretion to decide whether to prosecute cannabis activities, despite the existence of state-level laws that may be inconsistent with federal prohibitions. No direction was given to federal prosecutors in the Sessions Memorandum as to the priority they should ascribe to such cannabis activities, and thus it is uncertain how active U.S. federal prosecutors will be in relation to such activities.
The former Attorneys General who succeeded former Attorney General Sessions following his resignation did not provide a clear policy directive for the United States as it pertains to state-legal cannabis related activities. President Joseph R. Biden was sworn in as the 46th United States President on January 20, 2021. President Biden nominated Merrick Garland to serve as Attorney General in his administration. It is not yet known whether the Department of Justice under President Biden and Attorney General Garland, confirmed on March 10, 2021, will re-adopt the Cole Memorandum or announce a substantive cannabis enforcement policy. At Mr. Garland’s confirmation hearing, he stated, “It does not seem to me a useful use of limited resources that we have, to be pursuing prosecutions in states that have legalized and that are regulating the use of marijuana, either medically or otherwise.” He has not, however, reissued the Cole Memorandum or otherwise provided guidance. If the Department of Justice policy under Attorney General Garland were to aggressively pursue financiers or owners of cannabis-related businesses, and United States Attorneys followed such Department of Justice policies through pursuing prosecutions, then the Company could face (i) seizure of its cash and other assets used to support or derived from its cannabis operations, (ii) the arrest of its employees, directors, officers, managers and investors, and charges of ancillary criminal violations of the Controlled Substances Act for aiding and abetting and conspiring to violate the Controlled Substances Act by virtue of providing financial support to cannabis companies that service or provide goods to state-licensed or permitted cultivators, processors, distributors, and/or retailers of cannabis, and/or (iii) the barring of its employees, directors, officers, managers and investors who are not United States citizens from entry into the United States for life. Unless and until the United States Congress amends the Controlled Substances Act with respect to cannabis (and as to the timing or scope of any such potential amendments there can be no assurance), there is a risk that federal authorities may enforce current U.S. federal law criminalizing cannabis.

While federal prosecutors appear to continue to use the Cole Memorandum’s priorities as an enforcement guide, the prosecutorial effects resulting from the rescission of the Cole Memorandum and the implementation of the Sessions Memorandum remain uncertain. The sheer size of the cannabis industry, in addition to participation by state and local governments and investors, suggests that a large-scale federal enforcement operation may create unwanted political backlash for the DOJ. It is also possible that the revocation of the Cole Memorandum could motivate Congress to reconcile federal and state laws. While Congress is considering and has considered legislation that may address these issues, there can be no assurance that such legislation passes. Regardless, at this time, cannabis remains a Schedule I controlled substance at the federal level. The U.S. federal government has always reserved the right to enforce federal law in regard to the sale and disbursement of medical or adult-use cannabis, even if state law authorizes such sale and disbursement. It is unclear whether the risk of enforcement has been altered.
Additionally, under United States federal law, it may potentially be a violation of federal money laundering statutes for financial institutions to take any proceeds from the sale of cannabis or any other Schedule I controlled substance. Canadian banks are likewise hesitant to deal with cannabis companies, due to the uncertain legal and regulatory framework of the industry. Banks and other financial institutions, particularly those that are federally chartered in the United States, could be prosecuted and possibly convicted of money laundering for providing services to cannabis businesses. While Congress is considering legislation that may address these issues, there can be no assurance of the content of any proposed legislation or that such legislation is ever passed.
Despite these laws, the U.S. Department of the Treasury’s United States Financial Crimes Enforcement Network (“FinCEN”) issued a memorandum (the “FinCEN Memorandum”) outlining the pathways for financial institutions to bank state-sanctioned cannabis businesses in compliance with federal enforcement priorities. The FinCEN Memorandum echoed the enforcement priorities of the Cole Memorandum and states that in some circumstances, it is permissible for banks to provide services to cannabis-related businesses without risking prosecution for violation of federal money laundering laws. Under these guidelines, financial institutions must submit a Suspicious Activity Report (“SAR”) in connection with all cannabis-related banking activities by any client of such financial institution, in accordance with federal money laundering laws. These cannabis-related SARs are divided into three categories - cannabis limited, cannabis priority, and cannabis terminated - based on the financial institution’s belief that the business in question follows state law, is operating outside of compliance with state law, or where the banking relationship has been terminated, respectively. On the same day that the FinCEN Memorandum was published, the DOJ issued a memorandum (the “2014 Cole Memorandum”) directing prosecutors to apply the enforcement priorities of the Cole Memorandum in determining whether to charge individuals or institutions with crimes related to financial transactions involving the proceeds of cannabis-related conduct. The 2014 Cole Memorandum has been rescinded as of January 4, 2018, along with the Cole Memorandum, removing guidance that enforcement of applicable financial crimes against state-compliant actors was not a DOJ priority.
However, former Attorney General Sessions’ revocation of the Cole Memorandum and the 2014 Cole Memorandum has not affected the status of the FinCEN Memorandum, nor has the Department of the Treasury given any indication that it intends to rescind the FinCEN Memorandum itself. Though it was originally intended for the 2014 Cole Memorandum and the FinCEN Memorandum to work in tandem, the FinCEN Memorandum is a standalone document which explicitly lists the eight enforcement priorities originally cited in the Cole Memorandum. As such, the FinCEN Memorandum remains intact, indicating that the Department of the Treasury and FinCEN intend to continue abiding by its guidance. However, in the United States, it is difficult for cannabis-based businesses to open and maintain a bank account with any bank or other financial institution.
One legislative safeguard for the medical cannabis industry, appended to the federal budget bill, remains in place following the rescission of the Cole Memorandum. For fiscal years 2015, 2016, 2017, 2018, 2019, 2020, and 2021, Congress has included a rider to the Consolidated Appropriations Acts (currently referred to as the “Rohrabacher/Blumenauer Amendment”) to prevent the federal government from using congressionally appropriated funds to enforce federal cannabis laws against regulated medical cannabis actors operating in compliance with state and local law. The Rohrabacher/Blumenauer Amendment was included in the Consolidated Appropriations Act, 2021 signed into legislation by President Trump in December 2020 that remained in effect until September 30, 2021. On September 30, 2021 and December 3, 2021, President Biden signed short-term continuing resolutions to extend current appropriations, most recently through February 18, 2022. On February 8, 2022, the

House passed a third continuing resolution to extend current appropriations through March 11, 2022, but the Senate has not yet acted on the measure. There is no guarantee that the Rohrabacher/Blumenauer Amendment will be included in the omnibus appropriations package or a continuing budget resolution once the current Consolidated Appropriations Act, 2021 expires.
Despite the rescission of the Cole Memorandum, the DOJ appears to continue to adhere to the enforcement priorities set forth in the Cole Memorandum. The Cole Memorandum and the Rohrabacher/Blumenauer Amendment gave licensed cannabis operators (particularly medical cannabis operators) and investors in states with legal regimes greater certainty regarding the DOJ’s enforcement priorities and the risk of operating cannabis businesses. While the Sessions Memorandum has introduced some uncertainty regarding federal enforcement, the cannabis industry continues to experience growth in legal medical and adult-use markets across the United States. Accordingly, as an industry best practice, we continue to employ the following policies to ensure compliance with the guidance provided by the Cole Memorandum:
•ensure that its operations are compliant with all licensing requirements as established by the applicable state, county, municipality, town, township, borough, and other political/administrative divisions;
•ensure that its cannabis related activities adhere to the scope of the licensing obtained (for example: in the states where cannabis is permitted only for adult-use, the products are only sold to individuals who meet the requisite age requirements);
•implement policies and procedures to ensure that cannabis products are not distributed to minors;
•implement policies and procedures in place to ensure that funds are not distributed to criminal enterprises, gangs or cartels;
•implement an inventory tracking system and necessary procedures to ensure that such compliance system is effective in tracking inventory and preventing diversion of cannabis or cannabis products into those states where cannabis is not permitted by state law, or cross any state lines in general;
•ensure that its state-authorized cannabis business activity is not used as a cover or pretense for trafficking of other illegal drugs, and is not engaged in any other illegal activity, or any activities that are contrary to any applicable anti-money laundering statutes; and
•ensure that its products comply with applicable regulations and contain necessary disclaimers about the contents of the products to prevent adverse public health consequences from cannabis use and prevent impaired driving.
On June 7, 2018, the Strengthening the Tenth Amendment Through Entrusting States Act (the “STATES Act”) was introduced in the Senate by Republican Senator Cory Gardner of Colorado and Democratic Senator Elizabeth Warren of Massachusetts. A companion bill was introduced in the House by Democratic representative Jared Polis of Colorado. The bill provides in relevant part that the provisions of the CSA, as applied to cannabis, “shall not apply to any person acting in compliance with state law relating to the manufacture, production, possession, distribution, dispensation, administration, or delivery of marijuana.” Even though cannabis will remain within Schedule I of the CSA under the STATES Act, the bill makes the CSA unenforceable to the extent it conflicts with state law. In essence, the bill extends the limitations afforded by the protection within the federal budget-which prevents the DOJ and the DEA from using funds to enforce federal law against state-legal medical cannabis commercial activity-to both medical and adult-use cannabis activity in all states where it has been legalized. The STATES Act was reintroduced on April 4, 2019 in both the House and the Senate. Since the STATES Act is currently draft legislation, there is no guarantee that the STATES Act will become law in its current form.

On December 4, 2020, the House of Representatives passed the Marijuana Opportunity Reinvestment and Expungement Act of 2019 (the “MORE Act”). The MORE Act would provide for the removal of cannabis from the list of controlled substances in the CSA and other federal legislation. It would end the applicability of Section 280E to cannabis businesses but would impose a 5% federal excise tax. The MORE Act was not passed by the Senate prior to the end of the 116th Congress, but an updated version was subsequently reintroduced in the House of Representatives on May 28, 2021. On September 30, 2021, the House Judiciary Committee voted to advance the MORE Act once again in a first step towards passage in the full Hose. Before it could become law, the MORE Act would need to be passed by the House of Representatives and Senate and then signed into law by the president. There is no guarantee the MORE Act will become law in its current form.
H.R. 1595, the SAFE Banking Act of 2019, which would expand financial services in the United States to cannabis-related legitimate businesses and service providers, was introduced in the House of Representatives on March 7, 2019 with bipartisan support. On April 11, 2019, S. 1200, the Senate version of the SAFE Banking Act, was filed. This bill also has bipartisan support and more than a fifth of the total Senate, 27 members, co-sponsored it. On September 25, 2019, H.R. 1595 passed in the House of Representatives by a vote of 321 to 103, but it stalled in the Senate. The SAFE Banking Act passed the House again on May 15, 2020, when it was included in the COVID-19 stimulus bill, the Health and Economic Recovery Omnibus Emergency Solutions Act. However, that measure also stalled in the Senate. The SAFE Banking Act passed the House again on April 19, 2021 as H.R. 1996, by a vote of 321 – 101. On September 23, 2021, the House approved the National Defense Authorization Act (“NDAA”) that contained the provisions of the SAFE Banking Act. The SAFE Banking Act was subsequently removed from the NDAA by the House-Senate conference committee on December 7, 2021, and was not included in the final version of the NDAA. On February 4, 2022, the House approved The America COMPETES Act of 2022, which includes the provisions of the Safe Banking Act. The America COMPETES Act now advances to the Senate for consideration. There is no guarantee the SAFE Banking Act will become law in its current form, if at all.
Compliance with Applicable State Laws in the United States
We are in compliance with applicable cannabis licensing requirements and the regulatory framework enacted by each state in which we currently operate. We have in place a detailed compliance program and an internal legal and compliance department, and we are building out our operational compliance team across all states in which we operate. Our compliance department is overseen by our chief compliance officer and further consists of compliance professionals who oversee and ensure compliance in each of our jurisdictions and facilities. We also have external state and local regulatory/compliance counsel engaged in every jurisdiction in which we operate.
We provide training for all employees, using various methods on the following topics relevant to job tasks: compliance with state laws and rules; patient education materials; education materials for recreational customers; security in our facilities and establishments; handwashing and sanitation practices; packaging procedures; state mandated tracking software; establishment specific tracking; track and trace; inventory and POS software; audit procedures; epidemic responses; emergency situation response; dispensing procedures; patient/client check-in procedure; employee education and consultation materials; packaging and labeling requirements; cannabis waste and destruction; active shooter response; robbery response; fire response; bomb-threat response; sexual harassment; drug free workplace; internet and phone usage; discrimination harassment; workplace violence; hygiene and clothing requirements; hand washing; medical emergency response; biocontamination response; gas leak response; visitor access; discounts for special groups; customer loyalty programs; client intake; storage and recall of products; the science of cannabis; speaking with physicians; edibles education; reconciling transactions; inventory control; receiving inventory; shipping inventory; corrective and preventive action plans; filing corrective and preventive action reports; pesticides; wastewater; irrigation systems; fertilizer; beneficial organisms; climate control; transplanting; inventory tagging; pruning; defoliation; drying, trimming and curing; storage of products; maintaining confidentiality; cash handling; and preventing diversion of products.
We emphasize security and inventory control to ensure strict monitoring of cannabis and inventory, from delivery by a licensed distributor to sale or disposal. Only authorized, properly trained employees are allowed to access our computerized inventory control system.

We monitor all compliance notifications from the regulators and inspectors in each market and timely resolve any issues identified. We keep records of all compliance notifications received from the state regulators or inspectors, as well as how and when an issue was resolved. Moreover, we monitor news sources for information regarding developments at the state and federal level relating to the regulation and criminalization of cannabis.
Further, we have created comprehensive standard operating procedures that include detailed descriptions and instructions for receiving shipments of inventory, inventory tracking, recordkeeping and record retention practices related to inventory. We also have comprehensive standard operating procedures in place for performing inventory reconciliation, and ensuring the accuracy of inventory tracking and recordkeeping. We maintain accurate records of our inventory at all licensed facilities. Adherence to our standard operating procedures is mandatory and ensures that our operations are compliant with the rules set forth by the applicable state and local laws, regulations, ordinances, licenses and other requirements. We ensure adherence to standard operating procedures by regularly conducting internal inspections and ensures that any issues identified are resolved quickly and thoroughly.
We maintain strict compliance guidelines with respect to online reservations of products. No purchase and sale transactions may be completed online. A patient, patient’s primary caregiver or customer may reserve products online, but the patient or customer must be physically present at one of our dispensaries to complete the transaction. This requirement allows our dispensary staff to ensure that our standard operating procedures (including its compliance programs) are applied to all patients, patient’s primary caregivers and customers in connection with the purchase and sale of products.
In jurisdictions where medical cannabis is legal, upon arrival of the patient or the patient’s primary caregiver at the applicable dispensary, dispensary staff must verify the patient’s or the patient’s primary caregiver’s identity and credentials (such as a state-issued medical cannabis card) and confirm the patient’s allotment amount to ensure the user is not exceeding the state’s dispensing limits. Once the foregoing is verified, the patient or the patient’s primary caregiver may pay for the products to complete the purchase. If the customer does not have valid identification and credentials, the customer will not be able to purchase medical cannabis at the applicable dispensary, irrespective of any reservations made online.
In jurisdictions where recreational cannabis is legal, upon arrival at the dispensary, a customer must present government-issued photo identification to verify they are at least 21 years of age. Once the identification is verified, the customer may pay for the products to complete the transaction. If the customer does not have valid identification, the customer will not be able to purchase recreational cannabis at the applicable Company dispensary, irrespective of any reservations made online.
We will continue to monitor compliance on an ongoing basis in accordance with our compliance program and standard operating procedures. While our operations are in full compliance with all applicable state laws, regulations and licensing requirements, such activities remain illegal under federal law. For the reasons described above and the risks further described in the section entitled “Risk Factors,” there are significant risks associated with our business.
State Regulation of Cannabis
The risk of federal enforcement and other risks associated with our business are described in the section entitled “Risk Factors.”
Following the thesis that distributing brands at scale will win, we enter markets where we believe that we can profitably and sustainably operate and command significant market share, and thus maximize consumer and brand awareness. The regulatory frameworks enacted by the states, which are similar to the limited and controlled issuance of gaming or alcohol distributorship licenses, provide macro-level indication of whether certain state markets will be sustainable and profitable.
Below is a summary overview of the regulatory and competitive frameworks in each of our operating markets.

Illinois
Illinois Regulatory Landscape
In January 2014, the Compassionate Use of Medical Cannabis Pilot Program Act, which allows individuals diagnosed with certain debilitating or “qualified” medical conditions to access medical cannabis, became effective. There are over 35 qualifying conditions as part of the medical program, including epilepsy, traumatic brain injury, and post-traumatic stress disorder. In January 2019, the Illinois Department of Health launched the Opioid Alternative Pilot Program that allows individuals who have/could receive a prescription for opioids to access medical cannabis.
On August 28, 2018, Public Act 100-1114, the Alternative to Opioids Act of 2018, was signed into law, making changes to the Compassionate Use of Medical Cannabis Pilot Program Act. The Public Act created the Opioid Alternative Pilot Program (“OAPP”), which allows access to medical cannabis for individuals who have or could receive a prescription for opioids as certified by a physician licensed in Illinois.
On August 12, 2019 Governor J.B. Pritzker signed into law legislation that made the program permanent and added 11 conditions to the existing program.
In June 2019, Illinois legalized adult-use cannabis pursuant to the Cannabis Regulation and Tax Act (the “IL Act”). Effective January 1, 2020, Illinois residents 21 years of age and older may possess up to 30 grams of cannabis (non-residents may possess up to 15 grams). The IL Act authorizes the Illinois Department of Financial and Professional Regulation (the “IDFPR”) to issue up to 75 Conditional Adult Use Dispensing Organization licenses before May 1, 2020 and an additional 110 conditional licenses during 2021. No person may hold a financial interest in more than 10 dispensing organizations. Existing medical dispensaries were able to apply for an “Early Approval Adult Use Dispensing Organization License” to serve adult purchasers at an existing medical dispensary or at a secondary site. The IDFPR also held an application period for Conditional Adult Use Cannabis Dispensary Licenses from December 10, 2019 through January 2, 2020. On September 3, 2021, the IDFPR announced the results of the lotteries to award 185 conditional adult use dispensing licenses. However, as a result of a series of lawsuits, those licenses have not yet been formally awarded. Further, the IDFPR announced its intention to conduct an additional lottery to award conditional adult use dispensing organization licenses and resolve the pending litigation. As of January 2022, there were approximately 110 licensed dispensaries in Illinois.
The Illinois Department of Agriculture (the “IL Ag. Department”) is authorized to make up to 30 cultivation center licenses available for medical and adult-use programs. As with existing medical dispensaries, existing cultivation centers were able to apply for an “Early Approval Adult Use Cultivation Center License.” The IL Act requires the IL Ag. Department of Agriculture to issue up to 60 craft grower licenses by December 21, 2021, and states the IL Ag. Department may also issue up to 60 infuser licenses by the same date. On August 2, 2021, the IL Ag. Department announced that it had issued 32 initial craft grow licenses, 28 infuser licenses, and 9 transporter licenses. No person can hold a financial interest in more than three cultivation centers, and the centers are limited to 210,000 square feet of canopy space. Cultivation centers are also prohibited from discriminating in price when selling to dispensaries, craft growers, or infuser organizations. License awards will likely be delayed due to the COVID-19 pandemic and legal actions taken by applicants.
The IL Act imposes several operational requirements on adult-use licensees and requires prospective licensees to demonstrate their plans to comply with such requirements. For example, applicants for dispensary licenses must include an employee training plan, a security plan, recordkeeping and inventory plans, a quality control plan and an operating plan.
Licensees must establish methods for identifying, recording, and reporting diversion, theft, or loss, correcting inventory errors, and complying with product recalls. Licensees also must comply with detailed inventory, storage, and security requirements. Cultivation licenses are subject to similar operational requirements, such as complying with detailed security and storage requirements, and must also establish plans to address energy, water, and waste-management needs. Dispensary licenses will be renewed bi-annually, and cultivation licenses, craft grower licenses, infuser organization licenses, and transporter licenses will be renewed annually.

Illinois Licenses
Illinois licenses four types of cannabis businesses within the state: (1) cultivation; (2) processing; (3) transportation; and (4) dispensary. All cultivation, craft growers, infusers, and transporting establishments must register with the Illinois Department of Agriculture. All dispensaries must register with the IDFPR. If applications contain all required information, establishments are issued a cannabis establishment registration certificate. Registration certificates are valid for a period of one year and are subject to strict annual renewal requirements.
HealthCentral LLC has been issued a total of six dispensary licenses, two medical licenses and four adult use licenses. Revolution Cannabis-Barry LLC has been issued two cultivation licenses, one medical license and one adult use license. MOCA LLC is licensed to operate two dispensaries and has been issued a total of three dispensary licenses, one medical and two adult use licenses. Chicago Alternative Health Center, LLC is licensed and operates two dispensaries, one in Chicago and one in Chicago Ridge.
The below table lists our Illinois licenses:

Entity	License Number	City	Expiration Date / Renewal Date	Description
Revolution Cannabis-Barry, LLC	1503060.6	Barry	03/09/2023	Medical Cultivation License
Revolution Cannabis-Barry, LLC	1503060627 - EA	Barry	03/31/2022	Early Adult Use Cultivation License
Revolution Cannabis-Barry, LLC	1503060627-TR	Barry	7/14/2022	Transporter License
HealthCentral, LLC	DISP.000022 / 11-0	Collinsville	01/07/2023	Medical License
HealthCentral, LLC	AUDO.000025	Collinsville	03/31/2022	Adult Use License
HealthCentral, LLC	DISP.000029 / 09-00	Adam St. / Springfield	02/03/2023	Medical License
HealthCentral, LLC	AUDO.000026	Adam St. / Springfield	03/31/2022	Adult Use License
HealthCentral, LLC	AUDO.000069	Horizon Dr. / Springfield	03/31/2022	Adult Use License
HealthCentral, LLC	AUDO.000104	Fairview Heights	03/31/2022	Adult Use License
Chicago Alternative Health Center, LLC	280.000033	Archer Ave. / Chicago	04/13/2022	Medical License
Chicago Alternative Health Center, LLC	284.000124	Archer Ave. / Chicago	03/31/2022	Adult Use License
Chicago Alternative Health Center, LLC	284.000125	Chicago Ridge	03/31/2022	Adult Use License
MOCA LLC	DISP.000028 / 48-00	Fullerton Ave/ Chicago	02/01/2023	Medical License
MOCA LLC	AUDO.000021	Fullerton Ave/ Chicago	03/31/2022	Adult Use License
MOCA LLC	AUDO.000052	Ohio St / Chicago	03/31/2022	Adult Use License
Illinois Storage and Security
Both our cultivation center and our dispensaries are required to store cannabis in restricted-access areas. Our dispensaries must store inventory on-site in a secured and restricted-access area and enter information into Illinois’ tracking system as required by law and IDFPR rules. Any cannabis or cannabis products in an open or defective package, which have expired, or which the company otherwise has reason to believe have been opened or tampered with must be segregated in secure storage until promptly and properly disposed of.

Dispensaries are also required to implement security measures designed to deter and prevent unauthorized entry into the facility (and restricted-access areas) and theft, loss or diversion of cannabis or cannabis products. In this respect, dispensaries must maintain a commercial grade alarm and surveillance system installed by an Illinois licensed private alarm contractor or private alarm contractor agency. Dispensaries must also implement various security measures designed to protect the premises, customers and dispensing organization agents (employees).
Illinois Reporting Requirements
Illinois uses BioTrack THC as its track and trace (“T&T”) system. All dispensing organization licensees are required to use a real-time, web-based inventory tracking/point-of-sale system that is accessible to IDFPR at any time, and at a minimum, tracks the date of sale, amount, price, and currency. We use BioTrack THC for inventory management and LeafLogix as a point-of-sale system. Licensees are also required to track each sales transaction at the time of the sale, daily beginning and ending inventory, acquisitions (including information about the supplier and the product) and disposal.
Illinois Transportation Requirements
Currently, licensed cultivation centers may transport cannabis and cannabis products in accordance with certain guidelines. For receiving products, dispensing organizations must receive a copy of the shipping manifest prepared by the cultivation center in advance of transport and is required to check the product delivered against such manifest at the time of delivery. All cannabis and cannabis products must be packaged in properly labeled and sealed containers. Dispensaries may not accept products that are mislabeled, products that have labels missing or when packaging is opened or tampered with.
U.S. Attorney Statements in Illinois
To the knowledge of management, other than as disclosed in this Annual Report on Form 10-K, there have not been any statements or guidance made by federal authorities or prosecutors regarding the risk of enforcement action in Illinois. See “Risk Factors - U.S. state regulation of cannabis is uncertain.”
Massachusetts
Massachusetts Regulatory Landscape
The Massachusetts Medical Use of Marijuana Program (the “MA Program”) was formed pursuant to the Act for the Humanitarian Medical Use of Marijuana (the “MA ACT”). The MA Program allows registered persons to purchase medical cannabis and applies to any patient, personal caregiver, Medical Marijuana Treatment Center (each, a “MTC”), and MTC agent that qualifies and registers under the MA Program. To qualify, patients must suffer from a debilitating condition as defined by the MA Program. Currently there are eight conditions that allow a patient to acquire cannabis in Massachusetts, including AIDS/HIV, ALS, cancer and Crohn’s disease. As of May 31, 2019, approximately 59,000 patients have been registered to purchase medical cannabis products in Massachusetts. The MA Program is administrated by the Cannabis Control Commission of Massachusetts (the “CCC”). As of February 1, 2022, there were approximately 193 open dispensaries in Massachusetts.
In November 2016, Massachusetts voted affirmatively on a ballot petition to legalize and regulate cannabis for adult-use. The Massachusetts legislature amended the law on December 28, 2016, delaying the date adult-use cannabis sales would begin by six months. The delay allowed the legislature to clarify how municipal land-use regulations would treat the cultivation of cannabis and authorized a study of related issues. After further debate, the state House of Representatives and state Senate approved H.3818 which became Chapter 55 of the Acts of 2017, An Act to Ensure Safe Access to Marijuana, and established the CCC. The CCC consists of five commissioners and regulates both the Adult Use and Medical Use of Marijuana programs. Sales of adult-use cannabis in Massachusetts started in July 2018. Adult-use cannabis in Massachusetts is regulated under M.G.L. ch. 94G and 935 CMR 500 et seq.

Under the MA Program, MTCs are heavily regulated. Vertically integrated MTCs grow, process, and dispense their own cannabis. As such, each MTC is required to have a retail facility as well as cultivation and processing operations, although retail operations may be separate from grow and cultivation operations. An MTC’s cultivation location may be in a different municipality or county than its retail facility.
The MA Program mandates a comprehensive application process for MTCs. Each Registered Marijuana Dispensary (each, a “RMD”) applicant must submit a Certificate of Good Standing, comprehensive financial statements, a character competency assessment, and employment and education histories of the senior partners and individuals responsible for the day-to-day security and operation of the MTC. Municipalities may individually determine what local permits or licenses are required if an MTC wishes to establish an operation within its boundaries.
Massachusetts Licenses
MassGrow LLC has been issued one cultivation and one provisional manufacturing processing license and Ascend Mass LLC has been issued one retail license and two provisional retail licenses.
The below table lists our Massachusetts licenses:

Entity	License Number	City	Expiration Date / Renewal Date	Description
MassGrow, LLC	MC281488	Athol	08/12/2022	Adult Use Cultivation License
MassGrow, LLC	MP281460	Athol	6/23/2022	Manufacturing Processing Provisional License
Ascend Mass, LLC	MR282077	Boston	1/15/2023	Adult Use License
Ascend Mass, LLC	MRN282837	Newton	6/5/2022	Adult Use Provisional License
Ascend Mass, LLC	MRN283075	New Bedford	7/21/2022	Adult Use Provisional License
Each Massachusetts dispensary, grower and processor license is valid for one year and must be renewed no later than 60 calendar days prior to expiration. As in other states where cannabis is legal, the CCC can deny licenses and renewals for multiple reasons, including (per 935 CMR 500.400) (1) failure to complete the application process within the required time period; (2) submission of deceptive, misleading, or fraudulent information, (3) an indication of an inability to maintain and operate a compliant cannabis establishment, (4) determination of unsuitability pursuant to, for example, certain criminal convictions, (5) failure to comply with cannabis license control limitations, (6) rejection of revocation of another cannabis license in Massachusetts or elsewhere; or (7) any other ground that serves the purposes of the law. Revocations can also be based on (per 935 CMR 500.450) (1) failure to submit or implement a plan of correction; (2) attempting to assign ownership to another entity or making other significant changes without proper permission, (3) lack of responsible operation of a cannabis establishment, (4) maintaining a substandard level of compliance with applicable statutory and regulatory requirements, (5) financial insolvency; (6) failure to cooperate with law enforcement, (7) violation of the safety, health, or welfare of the public; or (8) committing, permitting, aiding, or abetting of any illegal practices in the operation of the cannabis establishment. Additionally, license holders must ensure that no cannabis is sold, delivered, or distributed by a producer from or to a location outside of the state.
Regulation of the Adult-Use Cannabis Market in Massachusetts
Adult-use cannabis has been legal in Massachusetts since December 15, 2016, following a ballot initiative in November of that year. The CCC, a regulatory body created in 2018, licenses adult-use cultivation, processing and dispensary facilities (collectively, “Marijuana Establishments” or “MEs”) pursuant to 935 CMR 500.000 et seq. The first adult-use cannabis facilities in Massachusetts began operating in November 2018.

Massachusetts Licensing Requirements (Adult-Use)
Applicants must submit proof of being an entity registered to do business in Massachusetts, as well as a list of all people and entities having direct or indirect control of the business, documentation of any such people or entities’ other business interests, details of the amounts and sources of capital resources, and documentation of a bond or escrow account. Furthermore, the applicant must provide a specific address for the location of the establishment, proof of a property interest in that address, documentation that the applicant has a “host community agreement” with the municipality, and documentation that the applicant has held at least one community outreach meeting. The applicant must also provide a description of plans to ensure that the cannabis establishment will be compliant with all applicable laws and regulations, and also a specific plan to positively impact areas of disproportionate impact (geographical locations in the state which have had historically high rates of arrest, conviction, and incarceration related to cannabis crimes). The application also requires payment of a fee.
All individuals identified as having direct or indirect control in the license must undergo an extensive background check that includes criminal, civil, and regulatory records; certain criminal convictions, civil actions, or regulatory infractions may trigger a finding of unsuitability
Each license applicant must submit detailed information about its business registration, certificates of good standing, and a plan to obtain liability insurance. The application must include a detailed business plan, a detailed summary of operating policies and procedures addressing issues like security, storage, prevention of diversion, transportation, inventory practices, recordkeeping, and a specific diversity plan demonstrating promotion of equity among people of color, women, veterans, persons with disabilities, and LGBTQ+ individuals. Such plans must have specific goals and measurable outcomes that will be monitored and updated through the entire existence of the cannabis establishment.
Pursuant to 935 CMR 500.050, no person or entity may own or have direct or indirect control over more than three licenses in each Marijuana Establishment category (i.e., cannabis retailer, cannabis cultivator, cannabis product manufacturer). Additionally, there is a 100,000 square foot cultivation canopy restriction for adult-use licenses.
Massachusetts Dispensary Requirements (Adult-Use)
Cannabis retailers may purchase, transport, sell, repackage, or otherwise transfer cannabis and cannabis products to consumers. On-site consumption is prohibited. All permitted cannabis-related activities must take place solely at the licensed address.
All cannabis establishment employees must receive at least eight hours of training annually. A total of four hours of training shall be from Responsible Vendor Training Program courses established under 935 CMR 500.105(2)(b). The remaining four hours may be conducted in-house by the cannabis establishment as on-the-job training.
All cannabis establishments must have written operating procedures addressing security measures, employee security policies, descriptions of operating hours and after-hours contact information, storage and waste disposal, product descriptions, price list, recordkeeping, quality control, staffing, emergency procedures, alcohol/smoke/drug-free workplace policies, confidential information handling, plans for immediate dismissal of employees who divert cannabis, engage in unsafe practices or are convicted of certain crimes, board of directors and members list, cash handling, prevention of diversion, energy efficiency, and workplace safety. Retail establishments must also have plans to check the identification of each customer both upon entering the store and again at the point of sale. No one under 21 is permitted to purchase cannabis or to be on the premises. Retail stores must ensure that customers purchase no more than one ounce of cannabis (or its equivalent in other forms) per day. Retailers also have the right to refuse sales to customers, for example, those that appear to be impaired by the influence of substances.
The retail point of sale system must be approved by both the CCC and the state Department of Revenue. It must be integrated with Metrc, the state’s seed-to-sale tracking system. The system must also be audited on a monthly basis to ensure that no additional software has been installed that could alter sales data.

Cannabis retailers must have available extensive consumer education materials, including in languages other than English.
Massachusetts Security and Storage Requirements (Adult-Use)
Each Marijuana Establishment must implement sufficient safety measures to deter and prevent unauthorized entrance into areas containing cannabis and theft of cannabis at the establishment. Security measures taken by the establishments to protect the premises, employees, consumers and general public must include, but not be limited to, the following:
•positively identifying individuals seeking access to the premises of the Cannabis Establishment or to whom or cannabis products are being transported pursuant to 935 CMR 500.105(13) to limit access solely to individuals 21 years of age or older;
•adopting procedures to prevent loitering and ensure that only individuals engaging in activity expressly or by necessary implication permitted by the regulations and its enabling statute are allowed to remain on the premises;
•disposing of cannabis in accordance with 935 CMR 500.105(12) in excess of the quantity required for normal, efficient operation as established within 935 CMR 500.105;
•securing all entrances to the Marijuana Establishment to prevent unauthorized access;
•establishing limited access areas pursuant to 935 CMR 500.110(4), which shall be accessible only to specifically authorized personnel limited to include only the minimum number of employees essential for efficient operation;
•storing all finished cannabis products in a secure, locked safe or vault in such a manner as to prevent diversion, theft and loss;
•keeping all safes, vaults, and any other equipment or areas used for the production, cultivation, harvesting, processing or storage of cannabis products securely locked and protected from entry, except for the actual time required to remove or replace cannabis;
•keeping all locks and security equipment in good working order;
•prohibiting keys, if any, from being left in the locks or stored or placed in a location accessible to persons other than specifically authorized personnel;
•prohibiting accessibility of security measures, such as combination numbers, passwords or electronic or biometric security systems, to persons other than specifically authorized personnel;
•ensuring that the outside perimeter of the Marijuana Establishment is sufficiently lit to facilitate surveillance, where applicable;
•ensuring that all cannabis products are kept out of plain sight and are not visible from a public place without the use of binoculars, optical aids or aircraft;
•developing emergency policies and procedures for securing all product following any instance of diversion, theft or loss of cannabis, and conduct an assessment to determine whether additional safeguards are necessary;
•developing sufficient additional safeguards as required by the CCC for Marijuana Establishments that present special security concerns;
•establishing procedures for safe cash handling and cash transportation to financial institutions to prevent theft, loss and associated risks to the safety of employees, customers and the general public;
•sharing the establishment’s floor layout with law enforcement and as required by the municipality to identify the use of any flammable or combustible solvents, chemicals, or other such materials in use; and
•sharing the Marijuana Establishment’s security plan and procedures with law enforcement authorities and fire services and periodically updating law enforcement authorities and fire services if the plans or procedures are modified in a material way.

Cannabis must be stored in special limited access areas, and alarm systems must meet certain technical requirements, including a failure notification system, perimeter alarms on all entry and exit points, duress/panic alarms, and video surveillance in all areas where cannabis or cash is kept and at all points of entry and exit. The surveillance system must have the ability to record footage 24 hours a day and to retain such footage for at least 90 days. The systems must be angled so as to allow for the capture of clear identification of any person entering or existing the establishment and must be able to remain operational for a minimum of four hours in the event of a power outage. Regular audits are required every 30 days.
Massachusetts Transportation Requirements (Adult-Use)
Cannabis products may only be transported between licensed MEs by registered Marijuana Establishment agents. A licensed cannabis transporter may contract with a licensed Marijuana Establishment to transport that licensee’s cannabis products to other licensed establishments. The originating and receiving licensed establishments shall ensure that all transported cannabis products are linked to METRC, Massachusetts’ seed-to-sale tracking program. For the purposes of tracking, seeds and clones will be properly tracked and labeled in a form and manner determined by the CCC. Any cannabis product that is undeliverable or is refused by the destination Marijuana Establishment shall be transported back to the originating establishment. All vehicles transporting cannabis products shall be staffed with a minimum of two Marijuana Establishment agents. At least one agent shall remain with the vehicle at all times that the vehicle contains cannabis or cannabis products. Prior to the products leaving a Marijuana Establishment for the purpose of transporting cannabis products, the originating Marijuana Establishment must weigh, inventory, and account for, on video, all cannabis products to be transported. Within eight hours after arrival at the destination Marijuana Establishment, the destination establishment must re-weigh, re-inventory, and account for, on video, all cannabis products transported. When videotaping the weighing, inventorying, and accounting of cannabis products before transportation or after receipt, the video must show each product being weighed, the weight, and the manifest. Cannabis products must be packaged in sealed, labeled, and tamper or child-resistant packaging prior to and during transportation. In the case of an emergency stop during the transportation of cannabis products, a log must be maintained describing the reason for the stop, the duration, the location, and any activities of personnel exiting the vehicle. A Marijuana Establishment or a cannabis transporter transporting cannabis products is required to ensure that all transportation times and routes are randomized. An establishment or transporter transporting cannabis products shall ensure that all transport routes remain within Massachusetts. All vehicles and transportation equipment used in the transportation of cannabis products or edibles requiring temperature control for safety must be designed, maintained, and equipped as necessary to provide adequate temperature control to prevent the cannabis products or edibles from becoming unsafe during transportation, consistent with applicable requirements pursuant to 21 CFR 1.908(c).
Vehicles used for transport must be owned or leased by the Marijuana Establishment or transporter, and they must be properly registered, inspected, and insured in Massachusetts All vehicles must be equipped with a video system that includes at least one camera in the storage area and at least one camera in the driver area. All cameras must remain functional throughout the entire transportation process. All vehicles must also be equipped with an alarm system, and functioning heating and air conditioning. Cannabis may not be visible from outside the vehicle, and it must be transported in a secure, locked storage compartment. The vehicle may not have any external markings indicating that it is used to transport cannabis. Each vehicle must have a global positioning system, and any agent transporting cannabis must have access to a secure form of communication with the originating location. Firearms are forbidden inside the vehicle or on the person of an agent. Each transport must have a manifest filled out in triplicate.
Massachusetts CCC Inspections
The CCC or its agents may inspect a Marijuana Establishment and affiliated vehicles at any time without prior notice in order to determine compliance with all applicable laws and regulations. All areas of a Marijuana Establishment, all Marijuana Establishment agents and activities, and all records are subject to such inspection. Marijuana establishments must immediately upon request make available to the CCC all information that may be relevant to a CCC inspection, or an investigation of any incident or complaint. A Marijuana Establishment must make all reasonable efforts to facilitate the CCC’s inspection, or investigation of any incident or complaint, including the taking of samples, photographs, video or other recordings by the CCC or its agents, and to facilitate the

CCC’s interviews of Marijuana Establishment agents. During an inspection, the CCC may direct a Marijuana Establishment to test cannabis for contaminants as specified by the CCC, including but not limited to mold, mildew, heavy metals, plant-growth regulators, and the presence of pesticides not approved for use on cannabis by the Massachusetts Department of Agricultural Resources.
Moreover, the CCC is authorized to conduct a secret shopper program in retail establishments to ensure compliance with all applicable laws and regulations.
U.S. Attorney Statements in Massachusetts
On July 10, 2018, the U.S. Attorney for the District of Massachusetts, Andrew Lelling, issued a statement regarding the legalization of adult-use cannabis in Massachusetts. Mr. Lelling stated that since he has a constitutional obligation to enforce the laws passed by Congress, he would not immunize the residents of Massachusetts from federal law enforcement. He did state, however, that his office’s resources would be primarily focused on combating the opioid epidemic. He stated that considering those factors and the experiences of other states that have legalized adult-use cannabis, his office’s enforcement efforts would focus on the areas of (i) overproduction, (ii) targeted sales to minors, and (iii) organized crime and interstate transportation of drug proceeds.
To the knowledge of management, other than as disclosed in this Annual Report on Form 10-K, there have not been any statements or guidance made by federal authorities or prosecutors regarding the risk of enforcement action in Massachusetts. See “Risk Factors - U.S. state regulation of cannabis is uncertain.”
Michigan
Michigan Regulatory Landscape
In 2008, the Michigan Compassionate Care Initiative established a medical cannabis program for serious and terminally ill patients. This program, which was approved by the House but not acted upon and defaulted to a public initiative on the November ballot. Proposal 1 was approved by 63% of voters on November 8, 2008. Proposal 1 was then written into law and approved by Michigan’s lawmakers in December 2008. The resulting Act became the Michigan Medical Marihuana Act (“MMMA”). The MMMA provides access to state residents to cannabis and cannabis related products under one of 11 debilitating conditions, including epilepsy, cancer, HIV/AIDS, cancer and post-traumatic stress disorder. In July 2018, the Medical Marihuana Review Panel approved 11 additional conditions to the list of aliments to qualify for medical cannabis. The additional 11 include chronic pain, colitis and spinal cord injury.
In 2016, the Michigan legislature passed two new acts and also amended the original MMMA. The first act, the Medical Marihuana Facilities Licensing Act (“MMFLA”), effective December 20, 2016 and most recently amended effective December 7, 2021, establishes a licensing and regulation framework for medical cannabis growers, processors, secure transporters, provisioning centers, and safety compliance facilities. The second act, the Marihuana Tracking Act (“MTA”), establishes a “seed-to-sale” system to track cannabis that is grown, processed, transferred, stored, or disposed of under the MMFLA.
In November of 2018 Michigan voters, through another public ballot initiative approved the Michigan Regulation and Taxation of Marihuana Act (“MRTMA”) legalizing and establishing a licensing and regulatory framework for adult-use growers, processors, secure transporters, retailers, microbusinesses, event organizers, designated consumption establishments, and safety compliance facilities. The proposal was approved by nearly 56% of the voters. The state began taking applications for such on November, 1, 2019 and the first sales of adult-use marihuana took place on December 1, 2019. According to the Cowen report, Charting Cannabis: A U.S. State Level Deep Dive, published February 19, 2020, there were 125 open dispensaries in Michigan as of the end of 2019.

The Marihuana Regulatory Agency (“MRA”) is a separate agency within the Michigan Department of Licensing and Regulatory Affairs and is responsible for the oversight of cannabis in Michigan. The MRA consists of the Medical and Adult Marihuana Applications, Compliance, Scientific & Legal and Enforcement Divisions and the Michigan Medical Marihuana Program Division. The MRA is responsible for issuing cards to medical cannabis patients, and oversight and licensing of medical facilities and adult-use establishments.
The MRA and State of Michigan attempted to combine the medical and adult-use markets during the 2019-2020 legislative session, but the proposed bill did not receive a vote in both legislative bodies. However, while the MMFLA and MRTMA remain separate and distinct laws, the MRA adopted topic-based Administrative Rules in June 2020 which address both medical facilities and adult-use establishments.
On September 27, 2021, the MRA held a public hearing to receive comments on updated Administrative Rules that are intended to provide clarity and consistency to licensees in both the medical and adult-use markets. Final drafts of the amended Administrative Rules were published in January 2022. While there is no official date at this time, the updated Administrative Rules are likely to become effective in within a few months.
Under both the MMFLA and MRTMA Michigan municipalities can choose if they will allow cannabis establishments or facilities, and the type and number of establishments or facilities within their jurisdiction. This includes licensing and zoning ordinances for many municipalities. Because each municipality is able to devise a unique set of rules for cannabis licenses, each facility or establishment in a different Michigan municipality may be subject to a different set of local ordinances.
Michigan Licenses
The below table lists our Michigan licenses:

Entity	License Number	City	Expiration Date / Renewal Date	Description
FPAW Michigan, LLC	AU-RA-000286	Ann Arbor	11/27/2022	Adult Use License
FPAW Michigan, LLC	PC-000391	Battle Creek	07/29/2022	Medical Use License
FPAW Michigan, LLC	AU-RA-000234	Battle Creek	11/27/2022	Adult Use License
FPAW Michigan, LLC	PC-000390	Detroit	07/29/2022	Medical Use License
FPAW Michigan, LLC	PC-000318	Morenci	07/29/2022	Medical Use License
FPAW Michigan, LLC	AU-R-000125	Morenci	11/27/2022	Adult Use License
FPAW Michigan, LLC	PC-000503	28th Street, Grand Rapids	07/29/2022	Medical Use License
FPAW Michigan, LLC	AU-R-000338	28th Street, Grand Rapids	11/27/2022	Adult Use License
FPAW Michigan, LLC	AU-R-000373	Scribner Ave, Grand Rapids	11/27/2022	Adult Use License
FPAW Michigan, LLC	PR-000171	Lansing	07/29/2022	Cultivation Facility Processor
FPAW Michigan, LLC	AU-P-000145	Lansing	11/27/2022	Cultivation Marijuana Processor License
Michigan Storage and Security Requirements
Michigan licensees must meet the security requirements as set forth in the MRTMA, MMFLA and Administrative Rules. As such, licensees are required to include a security plan in their state license applications. The plan and required security measures include, but are not limited to, ensuring that visitors are escorted by an employee at all times; maintaining commercial locks or electronic access on all doors and windows; having an active alarm system for the premises; having a video surveillance system that records all areas where marihuana products are weighed, packed, stored, loaded, and unloaded for transportation, prepared, or moved; recording the access point to the surveillance system; recording the exterior and interior of entrances and exits; recording all areas within 20 feet of entrances and exits; recording in 720p resolution or higher; ensuring sufficient lighting for recording; maintaining recordings for at least 30 days and a log of all those with access to the surveillance system. All marihuana products must be stored in a secured limited or restricted access area on the licensed premises. General requirements for all cannabis business can be found in Michigan Administrative Rule 420.206.
Michigan Transportation Requirements
Except in limited circumstances, transportation of cannabis between licensees takes place via State licensed secure transporters. Transported products are entered into a manifest and the Michigan statewide monitoring system. Products are picked up from cultivators and processors by secure transporters and then delivered to destinations. For adult use products licensed transporters may also transfer products between our retail locations. A transporter must transport all cannabis products in a locked, secured, and sealed container that is not accessible while in transit. The container must be secured by a locked closed lid or door. Cannabis product must be labeled and kept in separate compartments or containers within the main locked, secured, and sealed container. If the transporter transports money associated with the purchase or sale of cannabis product between businesses, the transporter shall lock the money in a sealed container kept separate from the cannabis product and only accessible to the licensee and its employees. A transporter cannot maintain custody of the cannabis product for more than 96 hours without permission from the MRA.
Michigan Reporting Requirements
Michigan licensees must maintain on-site, or have electronic access to, all records of the establishment. Records are defined as books, ledgers, documents, writings, photocopies, correspondence, electronic storage media, electronically stored records, money receptacles, equipment in which records are stored, including data or information in the statewide monitoring system, or any other document that is used for recording information. Additionally, licensees must provide the state with an audited annual financial statements every three years, or a shorter period as may be determined by the MRA. This report must be conducted by an independent certified public accountant and includes information including but not limited to: sampling of all transaction done by the organization over the course of the year; employees and employment; bank accounts; management, revenues, METRC transactions, vendors, taxes, ownership and distributions, outsourcing, licensing agreements, and independent contractors. Additionally, licensees must report any change to operations, officers, owners, members, managers, applicants; changes in processing machinery or equipment, violations or local ordinances, changes in named applicant; changes in names; conveyances of interest in a license; modifications to businesses or business plans between inspections or submissions; changes in capacities; changes to ingress or egress; adverse reactions to marihuana products; criminal convictions, charges, civil judgements, lawsuits, legal proceedings, charges, or governmental investigations; employee discipline for misconduct related to product sales or transfers; diversion; theft; and any suspected criminal activity on the premises. The above issues, depending on the type, must be reported either before the change, within 24 hours thereof or within 10 days of notice thereof.
Michigan Site-Visits and Inspections
The MRA or its agents may inspect an licensee at any time without prior notice in order to determine compliance with all applicable laws and regulations. All areas of the licensed premises, all licensee employees, agents, and activities, and all records are subject to such inspection. Licensees must immediately upon request make available to the MRA all information that may be relevant to a MRA inspection, or an investigation of any incident or complaint.
MRA agents conduct initial pre-licensure inspections, a post-licensure inspection within 30 days of operation, and then semi-annual inspections thereafter. The Michigan Bureau of Fire Services also conducts fire safety plan reviews, initial pre-licensure and semi-annual inspections of licensees.
U.S. Attorney Statements in Michigan
On November 8, 2018, United States Attorneys Matthew Schneider and Andrew Birge for the Eastern and Western Districts of Michigan, respectively, issued a joint statement regarding the legalization of adult-use cannabis in Michigan. They stated that since they had taken oaths to protect and defend the Constitution and the laws of the

United States, they would not immunize the residents of Michigan from federal law enforcement. They stated that they would continue to the investigation and prosecution of cannabis crimes as they do with any other crime. They stated they would consider the federal law enforcement priorities set by the DOJ, the seriousness of the crime, the deterrent effect of prosecution, and the cumulative impact of the crime on a community, while also considering their ability to prosecute with limited resources. They stated that combating illegal drugs was just one of many priorities, and that even within the area of drugs, they were focused on combating the opioid epidemic. They stated that they have not focused on prosecution of low-level offenders, which they stated would not change (unless aggravating factors were present). They did state that certain crimes involving cannabis could pose serious risks and harm to a community, including interstate trafficking, involvement of other illegal drugs or activity, persons with criminal records, presence of firearms or violence, criminal enterprises, gangs and cartels, bypassing local laws and regulations, potential for environmental contamination, risks to minors, and cultivation on federal property. On December 21, 2021, Dawn N. Ison was appointed as United States Attorney for the Eastern District of Michigan.
To the knowledge of management, other than as disclosed in this Annual Report on Form 10-K, there have not been any statements or guidance made by federal authorities or prosecutors regarding the risk of enforcement action in Michigan. See “Risk Factors - U.S. state regulation of cannabis is uncertain.”
New Jersey
New Jersey Regulatory Landscape
New Jersey’s medical cannabis program was introduced in January 2010 when then Governor Corzine signed the New Jersey Compassionate Use Medical Marijuana Act into law which legalized medical cannabis for patients with certain enumerated qualifying conditions. Medical cannabis sales began in December 2012 and as of the first quarter of 2021, there were 10 licensed and operational ATCs dispensing medical cannabis to patients. However, the state has accepted applications for satellite dispensaries for those operators, and we expect additional locations to open by the end of calendar year 2021. According to the Cowen report, Charting Cannabis: A U.S. State Level Deep Dive, published February 19, 2020, there were six open medical dispensaries in New Jersey as of the end of 2019.
In March 2018, under the direction of Governor Phil Murphy, who campaigned on a platform that included cannabis legalization, the New Jersey Department of Health (“NJ DOH”) issued the Executive Order 6 Report, which immediately expanded the medical cannabis program in numerous ways including adding chronic pain and anxiety as qualifying conditions, doubling the monthly product limit, and permitting current licensees to open satellite dispensaries. In August 2018, the NJ DOH began accepting applications for the licensing of six additional ATCs, and those licenses were awarded in December 2018. In August 2019, the NJ DOH accepted applications for the licensing of 24 additional ATCs, divvied among three regions (northern, central, southern) and three forms of endorsements (cultivation, dispensary, vertically integrated).
ATC licenses are awarded by a selection committee that evaluates applicants on the following general criteria: (1) submittal of mandatory organizational information; (2) ability to meet the overall health needs of qualified patients and safety of the public; (3) history of compliance with regulations and policies governing government-regulated cannabis programs; (4) ability and experience of applicant in ensuring an adequate supply of cannabis; (5) community support and participation; (6) ability to provide appropriate research data; (7) experience in cultivating, manufacturing, or dispensing cannabis in compliance with government-regulated cannabis programs; and (8) workforce and job creation plan. Information required to be submitted is wide-ranging, and includes identification information and background checks of principals, employees, directors, and other stakeholders, and evidence of compliance with certain state and local laws and ordinances.
ATCs are subject to a detailed regulatory scheme encompassing security, staffing, point-of-sale systems, manufacturing standards, hours of operation, delivery, advertising and marketing, product labeling, records and reporting, and more. As with all jurisdictions, the full regulations (N.J.A.C. 8:64 et seq.) should be consulted for further information about any particular operational area. For example (and not by limitation), ATCs are subject to a number of regulations regarding their policies, procedures, records, and reporting. For example, ATCs must develop oversight procedures; procedures to ensure safe growing and dispensing operations; security policies; inventory protocols; disaster plans; pricing standards; and crime prevention plans and must maintain careful records, including organizational charts; facility documents; supply-and-demand projections; general business records; detailed sales records; and detailed personnel and training records. ATCs must provide substantial training for their employees and must maintain an alcohol and drug-free workplace.
Licenses are renewed annually, and applications therefore must be submitted 60-days prior to expiration of the license then in force and effect. Provided that the requisite renewal fees are paid, the renewal application is submitted in a timely manner, and there are no material violations associated with the license, license holders can expect to receive a renewal in the ordinary course of business.
On November 3, 2020, voters in New Jersey approved an amendment to the state’s constitution to legalize cannabis for adult use in New Jersey. On February 22, 2021, New Jersey Governor Phil Murphy signed into law three bills which, taken together, give effect to the amendment and decriminalize small amounts of cannabis possession in New Jersey. The cultivation, processing and sale of cannabis for adult use purposes will remain prohibited until the new Cannabis Regulatory Commission establishes the regulatory framework for adult use cannabis.
New Jersey Licenses
Ascend New Jersey, LLC is permitted to open three dispensaries and one cultivation under its ATC license. Ascend New Jersey, LLC is an indirect subsidiary of the Company.
The below table lists our New Jersey licenses:

Entity	License Number	City	Expiration Date / Renewal Date	Description
Ascend New Jersey, LLC	9292020	Franklin	12/31/2022	Cultivation License
Ascend New Jersey, LLC	9292020	Montclair	12/31/2022	Medical License
Ascend New Jersey, LLC	9292020	Rochelle Park	12/31/2022	Medical License
New Jersey Storage and Security Requirements
All ATCs are required to provide effective controls and procedures to guard against theft and diversion of cannabis including, when appropriate, systems to protect against electronic records tampering. With respect to security and inventory protocols, ATCs are required to maintain security and alarm systems in good working order; test and inspect such security systems; employ policies to limit unauthorized access to areas containing cannabis; adopt security protocols to protect personnel; minimize exterior access and ensure the exterior of the facility has adequate lighting; and notify the proper authorities of reportable losses, security breaches, alarm activations, and electrical failures.
Further, all ATCs must install, maintain in good working order and operate a safety and security alarm system at its authorized physical address(es) that will provide suitable protection 24 hours a day, seven days a week against theft and diversion and that provides, at a minimum: (i) immediate automatic or electronic notification to alert state or local police agencies to an unauthorized breach of security at the ATC; and (ii) a backup system that activates immediately and automatically upon a loss of electrical support and that immediately issues either automatically or electronic notification to state or local police agencies of the loss of electrical support. ATCs must also implement appropriate security and safety measures to deter and prevent the unauthorized entrance into areas containing cannabis and the theft of cannabis and security measures that protect the premises, registered qualifying patients, registered primary caregivers and principal officers, directors, board members and employees of the ATC. Each ATC must establish a protocol for testing and maintenance of the security alarm system and conduct maintenance inspections and tests of the security alarm system at the ATC's authorized location at intervals not to exceed 30 days from the previous inspection and test, and it must promptly implement all necessary repairs to ensure the proper operation of the alarm system. In the event of a failure of the security alarm system due to a loss of electrical support or mechanical malfunction that is expected to last longer than eight hours, an ATC must notify NJ

DOH and either provide alternative security measures or close the affected facilities until service is restored. Finally, each ATC must equip its interior and exterior premises with electronic monitoring, video cameras, and panic buttons.
New Jersey Reporting Requirements
The reporting requirements for ATCs are governed by N.J.A.C. 8:64-4.3. The State of New Jersey allows ATCs to choose their method of electronic verification and a T&T system. In the course of operations, ATCs are required to conduct detailed monthly inventories and an annual comprehensive inventory. ATCs must retain records for at least two years.
New Jersey Site-Visits & Inspections
ATCs are subject to inspection by NJ DOH at any time, with or without notice. ATCs must provide immediate access to all facilities, materials, and information requested by NJ DOH. Failure to cooperate with an onsite assessment and or to provide access to the premises or information may be grounds to revoke the permit of the ATC and to refer the matter to state law enforcement agencies. If a problem is discovered, the ATC must notify NJ DOH in writing, with a postmark date that is within 20 business days of the date of the notice of violations, of the corrective actions the ATC has taken to correct the violations and the date of implementation of the corrective actions. Additionally, the NJ DOH is continually monitoring the operations of the ATC through our security and surveillance systems. The NJ DOH has the ability to access our surveillance system at any time and therefore may conduct a visual inspection of the premises at any time.
New Jersey Transportation Requirements
An ATC that is authorized by permit to cultivate medical cannabis at one location and to dispense it at a second location shall transport only usable cannabis from the cultivation site to the dispensing site according to a delivery plan submitted to the NJ DOH. Each vehicle must be staffed with at least two registered ATC employees. At least one delivery team member shall remain with the vehicle at all times that the vehicle contains medical cannabis. Each delivery team member shall have access to a secure form of communication with the ATC, such as a cellular telephone, at all times that the vehicle contains medical cannabis. Each delivery team member must possess their ATC employee identification card at all times and shall produce it to NJ DOH staff or law enforcement officials upon demand.
Each transport vehicle needs to be equipped with a secure lockbox or locking cargo area, which shall be used for the sanitary and secure transport of medical cannabis. Each ATC must maintain current commercial automobile liability insurance on each vehicle used for transport of medical cannabis in the amount of $1 million per incident. Each ATC must ensure that vehicles used to transport medical cannabis bear no markings that would either identify or indicate that the vehicle is used to transport medical cannabis, and each trip must be completed in a timely and efficient manner, without intervening stops or delays. Each ATC shall maintain a record of each transport of medical cannabis in a transport logbook, which must include dates and times of trips, names of employees on the delivery team, relevant facts about the products transported and the signatures of the delivery team.
ATCs must report any vehicle accidents, diversions, losses, or other reportable events that occur during transport to the permitting authority in accordance with New Jersey law.
Home delivery is not permitted under New Jersey law. An ATC may not deliver cannabis to the home or residence of a registered qualifying patient or primary caregiver.
U.S. Attorney Statements in New Jersey
To the knowledge of management, other than as disclosed in this Annual Report on Form 10-K, there have not been any statements or guidance made by federal authorities or prosecutors regarding the risk of enforcement action in New Jersey. See “Risk Factors - U.S. state regulation of cannabis is uncertain.”

Ohio
Ohio Regulatory Landscape
Effective September 8, 2016, House Bill 523 legalized the use of medical cannabis for 26 debilitating conditions as prescribed by a licensed physician. The Ohio Medical Marijuana Control Program (“OMMCP”) allows people with certain medical conditions, including Alzheimer’s disease, HIV/AIDS, ALS, cancer, traumatic brain injury, chronic pain, post-traumatic stress disorder and cachexia, to purchase medical cannabis. Though Ohio was required to implement a fully operational OMMCP by September 8, 2018 with a controlled system for cultivation, laboratory testing, physician/patient registration and dispensing, the timeline was delayed until November 2018. Regulatory oversight is shared between three offices; (a) the Ohio Department of Commerce with respect to overseeing cultivators, processors and testing laboratories; (b) the Ohio Board of Pharmacy with respect to overseeing retail dispensaries and the registration of patients and caregivers, and (c) the State Medical Board of Ohio with respect to certifying physicians to recommend medical cannabis. The OMMCP will permit limited product types including oils, tinctures, plant materials and edibles. Adult-use and the smoking of cannabis flower are prohibited. Adult-use and the smoking of cannabis flower are prohibited. As of January 2022, there were approximately 231,165 registered patients allowed to purchase cannabis products from a dispensary. As of January 2022, there were 57 open dispensaries in Ohio.
Ohio Licenses
To be considered for approval of a provisional dispensary, cultivation or a processing license, the applicant must complete all mandated requirements. To obtain a certificate of operation for a medical cannabis dispensary, cultivation facility or processing facility, the prospective licensee must be capable of operating in accordance with Chapter 3796 of the Revised Code, the Medical Marijuana Control Program. Dispensary certificates of operation carry two-year terms, while certificates of operation for cultivators and processors must be renewed annually.
A certificate of operation will expire on the date identified on the certificate. A licensee will receive written or electronic notice 90 days before the expiration of its certificate of operation. The licensee must submit the renewal information at least 45 days prior to the date the existing certificate expires. The information required for the license renewal includes, but is not limited to, the following: (a) a roster that includes the dispensary’s employees’ names, (b) the history of compliance with regulations, and (c) the number and severity of any violations. If a licensee’s renewal application is not filed prior to the expiration date of the certificate of operation, the certificate of operation will be suspended for a maximum of 30 days. After 30 days, if the dispensary has not successfully renewed the certificate of operation, including the payment of all applicable fees, the certificate of operations will be deemed expired.
BCCO, LLC and Ohio Cannabis Clinic, LLC each operate one dispensary, and Hemma, LLC operates a cultivation facility. Marichron Pharma, LLC holds a processing license. We have entered into an agreement with Marichron Pharma, LLC and intend to submit the transaction for state approval once we are permitted to under state regulations.
The below table lists the licenses held by our subsidiaries and contractual parties hold in Ohio:

Entity	License Number	City	Expiration Date / Renewal Date	Description
BCCO, LLC	MMD.0700028	Carroll	7/1/2023	Medical Dispensary
Hemma, LLC	MMCPC0014	Monroe	09/10/2022	Medical Cultivation
Hemma, LLC	MMCPP00125	Monroe	1/17/2023	Medical Cultivation - License to Package, Sell, Deliver
Ohio Cannabis Clinic, LLC	MMD.0700089	Coshocton	7/1/2023	Medical Dispensary
Marichron Pharma, LLC	MMCPP00125	Monroe	12/1/2022	Medical Processing

Ohio Storage Requirements
Ohio has selected METRC as the T&T system. Individual licensees, whether directly or through third-party APIs, are required to push data to the state to meet all reporting requirements. A holder of a processing or cultivation license must track and submit through the inventory tracking system any information the Ohio Department of Commerce determines necessary for maintaining and tracking medical cannabis extracts and products.
A holder of a cultivation license must conduct a weekly inventory of medical cannabis which includes (a) date of inventory; (b) amount of medical cannabis on hand; (c) total count of plants, whether in the flowering, vegetative, or clone phase of growth and organized by room in which the plants are being grown; (d) amount of medical cannabis sold since previous weekly inventory; (e) date, quantity, and method of disposal of medical cannabis; (f) summary of the inventory findings; and (g) name, signature, and title of the employees who conducted the inventory and oversaw the inventory. On an annual basis and as a condition for renewal of a cultivation license, a holder of a cultivation license must conduct a physical, manual inventory of the medical cannabis on hand at the cultivation facility and compare the findings to an annual inventory report generated using the inventory tracking system.
A holder of a processing license must conduct weekly inventory of medical cannabis which includes (a) the date of the inventory, (b) net weight of plant material and the net weight and volume of medical cannabis extract, (c) net weight and unit count of medical cannabis products prepared or packaged for sale to a dispensary, (d) the amount of medical cannabis and medical cannabis products sold since previous weekly inventory; (e) the date, quantity, and method of disposal of any plant material, medical cannabis extract, and medical cannabis products; (f) a summary of the inventory findings; and (g) name, signature and employees who conducted the inventory and oversaw the inventory. On an annual basis and as a condition for renewal of a processing license, a holder of a processing license shall conduct a physical, manual inventory of plant material, medical cannabis extract, and medical cannabis products on hand at the processor and compare the findings to an annual inventory report generated using the inventory tracking system. A holder of a processing license must store plant material, medical cannabis extract, and medical cannabis product inventory on the premises in a designated, enclosed, locked area and accessible only by authorized individuals.
A holder of a dispensary license must use the METRC T&T system to push data to the Ohio Board of Pharmacy on a real-time basis. The following data must be transmitted (a) each transaction and each day’s beginning inventory, acquisitions, sales, disposal and ending inventory, (b) acquisitions of medical cannabis from a licensed processor or cultivator holding a plant-only processor designation, (c) name and license number of the licensed dispensary employee receiving the medical cannabis and, (d) other information deemed appropriate by the Ohio State Board of Pharmacy. A dispensary’s designated representative shall conduct the inventory at least once a week. Records of each day’s beginning inventory, acquisitions, sales, disposal and ending inventory shall be kept for a period of three years.
The dispensary licensee must restrict access areas and keep stock of medical cannabis in secured area enclosed by a physical barrier with suitable locks and an alarm system capable of detecting entry at a time when licensed dispensary employees are not present. Medical cannabis must be stored at appropriate temperatures and under appropriate conditions to help ensure that its identity, strength, quality and purity are not adversely affected.
Ohio Security Requirements
All licensees must have a security system that remains operational at all times and that uses commercial grade equipment to prevent and detect diversion, theft or loss of medical cannabis, including (a) a perimeter alarm, (b) motion detectors, and (c) duress and panic alarms. All licensees must also employ a holdup alarm, which means a silent alarm signal generated by the manual activation of a device intended to signal a robbery in progress. Processing and cultivation facilities are also required to have secondary alarm systems installed and monitored by a vendor that differs from the primary alarm system.
Video cameras at a dispensary must be positioned at each point of egress and each point of sale. The cameras must capture the sale, the individuals and the computer monitors used for the sale, approved safes, approved vaults and any area where cannabis is stored, handled or destroyed. Video surveillance recording must operate 24 hours a day, seven days a week. Recording from all video cameras during hours of operation must be made available for immediate viewing by the Ohio State Board of Pharmacy upon request and must be retained for at least six months.
Video cameras at a processing or cultivation facility must be directed at all approved safes, approved vaults, and any other area where plant material, medical cannabis extract, or medical cannabis products are being processed, stored, handled or destroyed. Video surveillance must take place 24 hours a day, seven days a week. Recordings from all video cameras during hours of operation must be readily available for immediate viewing by the Ohio regulatory bodies upon request and must be retained for at least six months. Video recording must be maintained for at least a 45-day period. Video recording must be maintained beyond the 45-day period when the cultivator or processor becomes aware of a pending criminal, civil or administrative investigation or legal proceeding for which a recording may contain relevant information. The cultivator or processor must retain an unaltered copy of the recording until the investigation or proceeding is closed or the entity conducting the investigation or proceeding is closed or the entity conducting the investigation or proceeding notifies the cultivator or processor that it is no longer necessary to retain the recording.
Ohio Reporting Requirements
A holder of a processing license must maintain the following records: (a) samples sent for testing, (b) disposal of products, (c) tracking of inventory, (d) form and types of medical cannabis maintained at the processing facility on a daily basis, (e) production records, including extraction, refining, manufacturing, packaging and labeling, (f) financial records, (g) employee records and (h) purchase invoices, bills of lading, manifests, sales records, copies of bills of sale, and any supporting documents, including the items and/or services purchased, from whom the items were purchased, and the date of purchase. Records must be maintained for five years.
A holder of a cultivation license must maintain the following records: (a) forms and types of medical cannabis maintained at the cultivator on a daily basis; (b) soil amendment, fertilizers, pesticides, or other chemicals applied to the growing medium or plants or used in the process of growing medical cannabis; (c) production records, including planting, harvesting and curing, weighing, and packaging and labeling; (d) financial records; (e) employee records; and (f) purchase invoices, bills of lading, manifests, sales records, copies of bills of sale, and any supporting documents, including the items and/or services purchased, from whom the items were purchased, and the date of purchase. Records will be maintained for 5 years.
A holder of a dispensary license must maintain the following records (a) confidential storage and retrieval of patient information or other medical cannabis records, (b) records of all medical cannabis received, dispensed, sold, destroyed, or used, (c) dispensary operating procedures, (d) a third-party vendor list, (e) monetary transactions, and (f) journals and ledgers. All records relating to the purchase or return, dispensing, distribution, destruction, and sale of medical cannabis must be maintained under appropriate supervision and control to restrict unauthorized access on the licensed premises for a five-year period.
Ohio Transportation Requirements
Medical cannabis entities must maintain a transportation log in METRC containing the names and addresses of the medical cannabis entities sending and receiving the shipment, names and registration numbers of the registered employees transporting the medical cannabis or the products containing medical cannabis, the license plate number and vehicle type that will transport the shipment, the time of departure and estimated time of arrival, the specific delivery route, which includes street names and distances; and the total weight of the shipment and a description of each individual package that is part of the shipment, and the total number of individual packages. Copies of the log described above must be transmitted to the recipient and to the Ohio Department of Commerce through METRC before 11:59 p.m. on the day prior to the trip.
Vehicles transporting medical cannabis or cannabis products must be insured as required by law, store the products in locked compartments, ensure that the products are not visible from outside the vehicle, be staffed with two employees registered with the department (with one remaining with the vehicle at all times) and have access to the 911 emergency system. Vehicles must not be marked with any marks or logos.

Trips must be direct, other than to refuel the vehicle. Drivers must have their employee identification cards on their person at all times and must ensure that delivery times and routes are randomized. A copy of the transportation log must be carried during the trip.
Ohio Inspections Requirements
The submission of an application that results in the issuance of a provisional license or certificate of operation for a cultivator irrevocably gives the Ohio Department of Commerce consent to conduct all inspections necessary to ensure compliance with the cultivator's application, state and local law and regulators. An inspector conducting an inspection pursuant to this rule shall be accompanied by a “type 1” key employee during the inspection. The inspector may review and make copies of records, enter any area of a facility, inspect vehicles, equipment, premises, and question employees, among other actions. Dispensaries are not permitted to deliver cannabis products to the homes of patients or their designated caregivers.
Dispensaries in Ohio are subject to random and unannounced dispensary inspections and medical cannabis testing by the Ohio Board of Pharmacy. The Ohio Board of Pharmacy and its representatives may enter facilities and vehicles where medical cannabis is held and conduct inspections in a reasonable manner each place and all pertinent equipment, containers and materials and data. The Ohio Board of Pharmacy may also obtain any medical cannabis or related products from such facility.
U.S. Attorney Statements in Ohio
To the knowledge of management, other than as disclosed in this Annual Report on Form 10-K, there have not been any statements or guidance made by federal authorities or prosecutors regarding the risk of enforcement action in Ohio. See “Risk Factors - U.S. state regulation of cannabis is uncertain.”
New York
New York Regulatory Landscape
In July 2014, the New York Legislature and Governor enacted the Compassionate Care Act (the “CCA”) to provide a comprehensive, safe and effective medical cannabis program. The CCA provides access to the program to certified patients who suffer from one of 14 qualifying serious conditions including, debilitating or life-threatening conditions including cancer, HIV/AIDS, ALS and chronic pain. Certified patients must also have one of the following associated or complicating conditions: cachexia or wasting syndrome, severe or chronic pain, severe nausea, seizures, or severe or persistent muscle spasms, post-traumatic stress disorder, or opioid use disorder (if enrolled in a treatment program pursuant to Article 32 of the Mental Hygiene Law).
Pursuant to the CCA, only a limited number of product offerings are allowed including metered liquid or oil preparations, solid and semi-solid preparations (e.g. capsules, chewable and effervescent tablets), metered ground plant preparations, and topical forms and transdermal patches. Smoking medical cannabis is not allowed. Medical cannabis may not be incorporated into the food products unless approved by the Commissioner of Health and smoking of cannabis flower is prohibited. According to the Cowen report, Charting Cannabis: A U.S. State Level Deep Dive, published February 19, 2020, there were 35 open dispensaries in New York as of the end of 2019.
On March 31, 2021, New York became the 16th state to legalize the adult-use of cannabis with the enactment of Senate Bill S854A, also known as The Marihuana Regulation and Taxation Act (the “MRTA”). Under MRTA, the current medical cannabis program is set to undergo several changes. A new Office of Cannabis Management-an independent agency operating as part of the New York State Liquor Authority-will be responsible for regulating the adult-use cannabis market as well as the existing medical cannabis and hemp programs, and will be overseen by a new five-member Cannabis Control Board. The list of medical conditions covered under the CCA will be widened to include additional qualifying conditions, medical patients will no longer be restricted from smoking medical cannabis, and the current limit on cannabis supply for medical patients will be doubled. Medical cannabis license holders may also be allowed to double their existing number of dispensaries for up to a total of eight dispensaries, but no more than three of the dispensary locations will be permitted to serve as adult-use cannabis retail stores. The legislation takes effect immediately, though full implementation will not occur until the

Cannabis Control Board develops regulations for the adult-use cannabis program. It is currently expected that full implementation could take between 18 months to two years. On January 24, 2022, the Office of Cannabis Management announced the launch of a new Medical Cannabis Program certification and registration system expanding the existing medical cannabis program. Moving forward, the program will allow the certification of a patient by a practitioner for any condition that the practitioner believes can be treated with medical cannabis.
New York Licenses
The New York Department of Health (“NYDOH”) approves entities to operate as “registered organizations” under the CCA. There are currently ten registered organizations. Each registered organization is vertically integrated and can operate one cultivation/processing facility and up to four dispensaries.
On February 25, 2021, we entered into the Investment Agreement among the Company, AWH New York, LLC, MM Enterprises USA, LLC (“MM USA”) and MedMen NY, Inc. (“MMNY”), under which we would have, subject to regulatory approval, completed an investment of approximately $73.0 million in MMNY, a registered organization in New York. MM USA and MMNY are subsidiaries of MedMen Enterprises, Inc. (“MedMen”). MMNY holds a cultivation and four dispensary licenses. To the Company’s knowledge, MMNY’s business is in compliance with applicable licensing requirements and the regulatory framework enacted in the State of New York and the Company is not aware of any non-compliance, citations or notices of violation that may have an impact on MMNY’s license, business activities or operations.
Refer to “Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations–Legal Matters–MedMen NY Litigation,” for a discussion of the current status of the MMNY transaction and litigation.
The below table lists the New York licenses held by MMNY:

Entity	License Number	City	Expiration Date / Renewal Date	Description
MedMen NY, Inc.	MM0506D	Williamsville	07/31/2023	Dispensary
MedMen NY, Inc.	MM0502D	Lake Success	07/31/2023	Dispensary
MedMen NY, Inc.	MM0503D	New York	07/31/2023	Dispensary
MedMen NY, Inc.	MM0504D	Syracuse	07/31/2023	Dispensary
MedMen NY, Inc.	MM0501M	Utica	07/31/2023	Manufacturing
Licenses under New York’s medical cannabis program are valid for two years from the date of issuance and registered organizations are required to submit a renewal application not more than six months nor less than four months prior to expiration. Registered organizations must ensure that no medical cannabis product is sold, delivered, transported or distributed by a producer from or to a location outside of New York.
New York Record-Keeping/Reporting
The NYDOH uses the BioTrack THC T&T system to track medical cannabis activity. Each month, each registered organization is required to file reports with the NYDOH which provides information showing all medical cannabis products dispensed during the month. All other data shall be pulled from the T&T system. The data must include (a) documentation, including lot numbers where applicable, of all materials used in the manufacturing of the approved medical cannabis product to allow tracking of the materials including but not limited to soil, soil amendment, nutrients, hydroponic materials, fertilizers, growth promoters, pesticides, fungicides, and herbicides, (b) cultivation, manufacturing, packaging and labeling production records, and (c) laboratory testing results. The records are required to be maintained for a period of five years.

New York Inventory/Storage Requirements
A record of all approved medical cannabis products that have been dispensed must be filed with the NYDOH electronically through BioTrack THC no later than 24 hours after the medical cannabis product was dispensed to the certified patient or designated caregiver. The information filed must include (a) a serial number for each approved medical cannabis product dispensed to the certified patient or designated caregiver, (b) an identification number for the registered organization’s dispensing facility, (c) the patient’s name, date of birth and sex, (d) the patient’s address, including street, city, state and zip code, (e) the patient’s registry identification card number, (f) if applicable, the designated caregiver’s name and registry identification number, (g) the date the approved medical cannabis was filled by the dispensing facility, (h) the medical cannabis product drug code number, (i) the number of days of supply dispensed, (j) the registered practitioner’s Drug Enforcement Administration number, (k) the date the written certification was issued by the registered practitioner, and (l) the payment method.
All cannabis must be stored in a secure area or location within the registered organization accessible only to a minimum number of employees essential for efficient operation and in such a manner as approved by the NYDOH in advance, to prevent diversion, theft or loss and against physical, chemical and microbial contamination and deterioration. Cannabis must be returned to its secure location immediately after completion of manufacture, distribution, transfer or analysis.
New York Security Requirements
All facilities operated by a registered organization, including any manufacturing facility and dispensing facility, must have a security system to prevent and detect diversion, theft or loss of cannabis and/or medical cannabis products, utilizing commercial grade equipment which includes, at a minimum (a) a perimeter alarm, (b) motion detectors, (c) video cameras in all areas that may contain cannabis and at all points of entry and exit, (d) a duress alarm, (e) a panic alarm, (f) a holdup alarm, (g) an automatic voice dialer, (h) a failure notification system, and (i) the ability to remain operational during a power outage.
The manufacturing and dispensing facilities’ cameras must have the ability to product a clear color still photo that is a minimum of 9600 dpi from any camera image and must be directed at all approved safes, approved vaults, dispensing areas, cannabis sales areas and any other area where cannabis is manufactured, stored, handled, dispensed or disposed of. The manufacturing and dispensing facilities must angle the cameras to allow for the capture of clear and certain identification of any person entering or exiting the facilities. The surveillance cameras must record 24 hours a day, seven days a week. Recordings from all video cameras must include a date and time stamp embedded on all recordings and must be readily available for immediate viewing by a state authorized representative upon request and must be retained for at least 90 days. A registered organization must test the security and surveillance equipment no less than semi-annually at each manufacturing and dispensing facility that is operated under the registered organization’s registration. Records of security tests must be maintained for five years and be made available for inspection by the NYDOH.
New York Transportation Requirements
Prior to transporting any medical cannabis, a registered organization must complete a shipping manifest using a form determined by NYDOH. A copy of the shipping manifest must be transmitted to the destination that will receive the products and to NYDOH at least two business days prior to transport unless otherwise expressly approved NYDOH. The registered organization shall maintain all shipping manifests and make them available to the department for inspection upon request, for a period of 5 years.
Approved medical cannabis products must be transported in a locked storage compartment that is part of the vehicle transporting the cannabis and in a storage compartment that is not visible from outside the vehicle. An employee of a registered organization, when transporting approved medical cannabis products must (a) travel directly to his or her destination(s) and may not make any unnecessary stops in between, (b) ensure that all approved medical cannabis product delivery times are randomized, (c) appoint each transport vehicle with a minimum of two employees where at least one transport team member remains with the vehicle at all times that the vehicle contains cannabis, (d) have access to a secure form of communication with employees at the registered organization’s manufacturing facility at all times that the vehicle contains cannabis, (e) possess a copy of the shipping manifest at all times when transporting or delivering approved medical cannabis products, and (f) keep the manifest in a safe compartment for a minimum of five years.
New York Inspections
Medical cannabis facilities in New York must make its books, records and manufacturing and dispensing facilities available to the NYDOH or its authorized representatives for monitoring, on-site inspection, and audit purposes, including but not limited to periodic inspections and/or evaluations of facilities, methods, procedures, materials, staff and equipment to assess compliance with requirements of the CCA and the regulations promulgated thereunder.
U.S. Attorney Statements in New York
To the knowledge of management, other than as disclosed in this Annual Report on Form 10-K, there have not been any statements or guidance made by federal authorities or prosecutors regarding the risk of enforcement action in New York. See “Risk Factors - U.S. State regulation of cannabis is uncertain.”
Certain Recent Developments
On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic (the “Pandemic”) and recommended containment and mitigation measures worldwide. COVID-19, and its variants, continues to spread throughout the U.S. and other countries around the world, and the duration and severity of its effects is currently unknown. We continue to implement and evaluate actions to strengthen our financial position and support the continuity of our business and operations in the face of this Pandemic and other events. While the Pandemic has not had a material impact on our results of operations to date, the ultimate severity of the Pandemic and its impact on the economic environment is uncertain. The uncertain nature of the continued spread of COVID-19 globally may impact our business operations for reasons including the potential quarantine of our employees, customers, and third-party service providers, delay in supply chains, and the inability to adequately adjust business operations and staffing per evolving regulations and Center for Disease Control guidelines that inhibit business operations and productivity and thereby potentially impact revenue, revenue growth, and profitability. Further, unemployment levels nationally may result in less consumer spending on our products. Given these uncertainties, we are unable to estimate the future impact of the Pandemic on our business, financial condition, results of operations and/or cash flows in future periods. We believe we have sufficient liquidity available from cash and cash equivalents on hand of $155.5 million as of December 31, 2021 to enable us to meet our working capital and other operating requirements, fund growth initiatives and capital expenditures, settle our liabilities, and repay scheduled interest payments on debt. Refer to “Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for additional information.
In January 2022, the Company completed the acquisition of Chicago Alternative Health Center, LLC and Chicago Alternative Health Center Holdings, LLC (together, “Midway”), a medical and adult use dispensary operator in the Chicago, Illinois area, in accordance with a purchase agreement entered into on December 15, 2020. Midway is consolidated as a variable interest entity from the signing date through the final close date in January 2022.
In February 2022, the Company sold and subsequently leased back one of its capital assets in Franklin, NJ for total proceeds of $35.4 million, excluding transaction costs.
For a description of our material pending legal proceedings, please see Note 15, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

Executive Officers of the Registrant
Executive Officers on March 10, 2022

Name	Age	Principal Occupations and Business Experience
Abner Kurtin	55	Chief Executive Officer and Co-Founder of AWH since May 2018; founder of K Capital Partners from 2000 to April 2009; managing member of Ca2 Group from January 2010 to January 2018.
Frank Perullo	45	President of AWH since February 2022. Chief Strategy Officer, Co-Founder, and Secretary of AWH since May 2018; Founder of the Novus Group from 2015 to the present; Founder and President of Sage Systems from 2002 to 2015.
Robin Debiase	51	Chief People Officer of AWH since March 2021; Vice President-Human Resources-North America and Emerging Markets at WW (formerly known as Weight Watchers) from November 2019 to March 2021; Senior Vice President of HR at Delta Galil Industries from May 2014 to August 2019.
Chris Melillo	48	Chief Revenue Officer of AWH since September 2020; Senior Vice President, Retail/Wholesale at Curaleaf Holdings, Inc. from September 2018 to September 2020; Senior Director of Stores Nike North America from July 2013 to November 2016; Vice President of Stores at DTLR/Villa from January 2017 to August 2018.
Daniel Neville	36	Chief Financial Officer and Treasurer of AWH since August 2020; SVP, Finance of AWH from March 2019 to August 2020; Managing Director at SLS Capital from January 2015 to March 2019; Analyst at SLS Capital from April 2010 to January 2015.
Available Information
Our website address is www.awholdings.com. Through this website, our filings with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, will be accessible (free of charge) as soon as reasonably practicable after materials are electronically filed with or furnished to the SEC. The information provided on our website is not part of this document.

ITEM 1A. RISK FACTORS
Certain factors may have a material adverse effect on our business, financial condition, and results of operations. You should carefully consider the following risks, together with all of the other information contained in this Annual Report on Form 10-K, including the sections titled “Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K. Any of the following risks could have an adverse effect on our business, financial condition, operating results, or prospects and could cause the trading price of shares of our Class A common stock to decline, which would cause you to lose all or part of your investment. Our business, financial condition, operating results, or prospects could also be harmed by risks and uncertainties not current known to use or that we currently do not believe are material.
Summary of Risk Factors
Our business is subject to a number of risks and uncertainties of which you should be aware before making a decision to invest in our Class A common stock. This summary does not address all of the risks that we face. These risks include, among others, the following:
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
•the effect of proposed legislation on our tax liabilities and financial performance;
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

Risk Factors
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
Unlike in Canada, which has federal legislation uniformly governing the cultivation, distribution, sale and possession of medical and adult-use cannabis, for both adult-use and medical purposes, cannabis is largely regulated at the state level in the United States. To date, the cultivation and sale of cannabis for medical uses has been legalized in 37 states, four of five permanently inhabited U.S. territories and the District of Columbia. The adult-use of cannabis has been legalized in 18 states, the Northern Mariana Islands, Guam, and the District of Columbia. Although certain U.S. states have legalized the sale of medical or adult-use cannabis, the sale, distribution, and cultivation of cannabis and cannabis-related products remains illegal under U.S. federal law pursuant to the CSA. The CSA classifies cannabis as a Schedule I controlled substance, and as such, medical and adult-use cannabis use is illegal under U.S. federal law.
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
Because federal law criminalizing the use of cannabis preempts state laws that legalize its use, the federal government can assert criminal violations of federal law despite state laws permitting the use of cannabis. While it does not appear that federal law enforcement and regulatory agencies are focusing resources on licensed cannabis related businesses that are operating in compliance with state law, this could change at any time. Additionally, while the MORE Act was passed by the House of Representatives on December 4, 2020, it was not passed by the Senate prior to the end of the 116th Congress. An updated version was subsequently reintroduced in the House of Representatives on May 28, 2021. On September 30, 2021, the House Judiciary Committee voted to advance the MORE Act once again in a first step towards passage in the full House. Before it could become law, the MORE Act would need to be passed by the House of Representatives and Senate and then signed into law by the president. There is no guaranty that the MORE Act will become law in its current form, if at all. Additionally, as the rescission of the Cole Memorandum and the implementation of the Sessions Memorandum demonstrate, the DOJ may at any time issue additional guidance that directs federal prosecutors to devote more resources to prosecuting cannabis related businesses. If the DOJ under the Biden administration aggressively pursues financiers or equity owners of cannabis-related businesses, and U.S. Attorneys follow the DOJ policies through pursuing prosecutions, then we could face:
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
In addition, violations of these laws, or allegations of such violations, could disrupt certain aspects of our business plans and result in a material adverse effect on certain aspects of its planned operations. These laws and regulations are rapidly evolving and subject to change with minimal notice. Regulatory changes may adversely affect our profitability or cause us to cease operations entirely. If cannabis is legalized at the federal level, our business and operations could be negatively affected if such legalization permits cannabis to be transported or sold across state lines, which could disrupt wholesale pricing in states with high wholesale prices. The cannabis industry may come under the scrutiny or further scrutiny by the FDA, SEC, the DOJ, the Financial Industry Regulatory Authority or other federal or applicable state or nongovernmental regulatory authorities or self-regulatory organizations that supervise or regulate the production, distribution, sale or use of cannabis for medical or adult-use purposes in the United States.
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
Our ability to expand our product offerings and dispensary services may be limited.
As we introduce or expand our cannabis product offerings and dispensary services, we may incur losses or otherwise fail to enter certain markets successfully. Our expansion into new markets may place us in competitive and regulatory environments with which we are unfamiliar and involve various risks, including the need to invest significant resources and the possibility that returns on those investments will not be achieved for several years, if at all. In attempting to establish new product offerings or dispensary services, we may incur significant expenses and face various other challenges, such as expanding our work force and management personnel to cover these markets and complying with complicated cannabis regulations that apply to these markets. In addition, we may not successfully demonstrate the value of these product offerings and dispensary services to consumers, and failure to do so would compromise our ability to successfully expand these additional revenue streams.

We face risks associated with licensing relating to supply, supply chain, and market constraints.
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

In February 2014, the FinCEN issued the FinCEN Memorandum providing instructions to banks seeking to provide services to cannabis-related businesses. The FinCEN Memorandum echoed the enforcement priorities of the Cole Memorandum and states that in some circumstances, it is permissible for banks to provide services to cannabis-related businesses without risking prosecution for violation of federal money laundering laws. The FinCEN Memorandum directed prosecutors to apply the enforcement priorities of the Cole Memorandum in determining whether to charge individuals or institutions with crimes related to financial transactions involving the proceeds of cannabis-related conduct.
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
On March 18, 2021, the Secure and Fair Enforcement Banking Act (the “SAFE Banking Act”) was reintroduced in the House of Representatives. On March 23, 2021, the bill was reintroduced in the Senate as well. The House previously passed the SAFE Banking Act in September 2019, but the measure stalled in the Senate. Most recently, on February 4, 2022, the House approved the America COMPETES Act of 2022, which includes the provisions of the SAFE Banking Act. The America COMPETES Act now advances to the Senate for consideration. As written, the SAFE Banking Act would allow financial institutions to provide their services to state-legal cannabis clients and ancillary businesses serving state-legal cannabis businesses without fear of federal sanctions. There is no guarantee the SAFE Banking Act will become law in its current form, if at all.
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
In the event that any of our activities, or any proceeds thereof, in the United States were found to be in violation of money laundering legislation or otherwise, such transactions may be viewed as proceeds of crime under one or more of the statutes noted above, or any other applicable legislation. This could have a material adverse effect on us and, among other things, could restrict or otherwise jeopardize our ability to declare or pay dividends or effect other distributions.
We face risks related to U.S. tax provisions related to controlled substances.
Limits on U.S. deductibility of certain expenses may have a material adverse effect on our financial condition, results of operations and cash flows. Section 280E (“Section 280E”) of the United States Internal Revenue Code of 1986, as amended (the “Code”), prohibits businesses from deducting certain expenses associated with the trafficking of controlled substances (within the meaning of Schedule I and II of the CSA). The IRS has applied Section 280E broadly in tax audits against various cannabis businesses in the U.S. that are permitted under applicable state laws, seeking substantial sums in tax liabilities, interest and penalties resulting from the underpayment of taxes due to the lack of deductibility of otherwise ordinary business expenses the deduction of which is prohibited by Section 280E. Although the IRS issued a clarification allowing the deduction of certain expenses that can be categorized as cost of goods sold, the scope of such items is interpreted very narrowly, and the bulk of operating costs and general administrative costs are not permitted to be deducted. While there are currently several pending cases before various administrative and federal courts challenging these restrictions, there is no guarantee that these courts will issue an interpretation of Section 280E that is favorable to cannabis businesses.
If our tax filing positions were to be challenged by federal, state and local or foreign tax jurisdictions, we may not be wholly successful in defending our tax filing positions. We record reserves for unrecognized tax benefits based on our assessment of the probability of successfully sustaining tax filing positions. We, therefore, analyze and consider the appropriateness of recording reserves for unrecognized tax benefits each quarter. Management exercises significant judgment when assessing the probability of successfully sustaining tax filing positions, and in determining whether a contingent tax liability should be recorded and, if so, estimating the amount. If our tax filing positions are successfully challenged, payments could be required that are in excess of reserved amounts or we may be required to reduce the carrying amount of our net deferred tax asset, either of which result could be significant to our financial condition or results of operations.

We operate in a highly regulated sector and may not always succeed in complying fully with applicable regulatory requirements in all jurisdictions where we conduct business.
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
It is a fundamental principle of law that a contract will not be enforced if it involves a violation of law or public policy. Notwithstanding that cannabis related businesses operate pursuant to the laws of states in which such activity is legal under state law, judges have on a number of occasions refused to enforce contracts for the repayment of money when the loan was used in connection with activities that violate federal law, even if there is no violation of state law. There remains doubt and uncertainty that we will be able to legally enforce contracts we enter into if necessary. As we cannot be assured that we will have a remedy for breach of contract, investors must bear the risk of the uncertainty in the law. If borrowers fail or refuse to repay loans and we are unable to legally enforce our contracts, we may suffer substantial losses for which we have no legal remedy. The potential inability of us to enforce any of our contracts could have a material adverse effect on our business, revenues, operating results, financial condition or prospects.

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

Given these risks, uncertainties and assumptions, prospective purchasers of shares of Class A common stock should not place undue reliance on such articles and reports. Future research studies and clinical trials may draw opposing conclusions to those stated in this Annual Report on Form 10-K or reach negative conclusions regarding the medical benefits, viability, safety, efficacy, dosing, social acceptance or other facts and perceptions related to cannabis, which could have a material adverse effect on the demand for our products, with the potential to have a material adverse effect on our business, prospects, revenue, results of operation and financial condition.
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

Additionally, we store certain personally identifiable information, payment information and other confidential information of our customers on our systems. We may experience attempts by third parties to obtain unauthorized access to the personally identifiable information, payment information and other confidential information of our customers. This information could also be otherwise exposed through human error or malfeasance. The unauthorized access or compromise of this personally identifiable information, payment information and other confidential information could have a material adverse impact on our business, financial condition and results of operation.
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
We are a holding company.
We are a holding company and substantially all of our assets are the capital stock of our subsidiaries in our five geographic markets, including Illinois, Massachusetts, Michigan, New Jersey, and Ohio. As a result, our stockholders are subject to the risks attributable to our subsidiaries and each individual state laws, rules, and regulatory schemes. As a holding company, we conduct substantially all of our business through our subsidiaries, which generate substantially all of our revenues. Consequently, our cash flows and ability to complete current or desirable future enhancement opportunities are dependent on the earnings of our subsidiaries and the distribution of those earnings to us. The ability of these entities to pay dividends and other distributions depends on their operating results and is subject to applicable laws and regulations, which require that solvency and capital standards be maintained by our subsidiaries and contractual restrictions are contained in the instruments governing their debt. In the event of a bankruptcy, liquidation or reorganization of any of our material subsidiaries, holders of indebtedness and trade creditors may be entitled to payment of their claims from the assets of those subsidiaries before us.
We face intense competition.
We face intense competition from other companies, some of which have longer operating histories and more financial resources and manufacturing, retail and marketing experience than us. Increased competition by larger and better financed competitors could materially and adversely affect our business, financial condition and results of operations.
Because of the early stage of the industry in which we operate, we face additional competition from new entrants. If the number of consumers of cannabis in the states in which we operate our business increases, the demand for products and qualified talent will increase and we expect that competition will become more intense, as current and future competitors begin to offer an increasing number of diversified products. Although our operations and strategy are focused in primarily limited license states, the competitive landscape is different in each state. As an example, Michigan does not impose caps on the number of dispensaries an operator can own or control and does not have limitations on canopy cultivation square footage, which has led some operators to build sizable outdoor grows that can be built at much lower cost than indoor cultivation sites and has put pressure on pricing for low- and mid-tier flower. States such as Illinois, Massachusetts, New Jersey and Ohio limit the number of dispensaries an operator can own and control, and also limit the number of cultivation licenses that may be owned by an operator and put caps on the canopy of these cultivation facilities. To remain competitive, we will require a continued high level of investment in research and development, marketing, sales, talent retention and client support. We may not have sufficient resources to maintain research and development, marketing, sales and client support efforts on a competitive basis, which could materially and adversely affect our business, financial condition and results of our operations.
Competition for the acquisition and leasing of properties suitable for the cultivation, production and sale of medical and adult-use cannabis may impede our ability to make acquisitions or increase the cost of these acquisitions, which could adversely affect our operating results and financial condition.
We compete for the acquisition of properties suitable for the cultivation, production and sale of medical and adult-use cannabis with entities engaged in agriculture, real estate investment, consumer products manufacturing and retail activities, including corporate agriculture companies, cultivators, producers and sellers of cannabis. These competitors may prevent us from acquiring and leasing desirable properties, may cause an increase in the price we must pay for properties or may result in us having to lease our properties on less favorable terms than we expect. Our competitors may have greater financial and operational resources than we do and may be willing to pay more for certain assets or may be willing to accept more risk than we believe can be prudently managed. Larger companies may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, due to a number of factors, including but not limited to potential greater clarity of the laws and regulations governing cannabis by state and federal governments, the number of entities and the amount of funds competing for suitable properties may increase, resulting in increased demand and increased prices paid for these properties. If we pay higher prices for properties or enter into leases for such properties on less favorable terms than we expect, our profitability and ability to generate cash flow and make distributions to our stockholders may decrease.
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
We are dependent on key inputs, suppliers, and skilled labor.
We are dependent on a number of key inputs and their related costs, including raw materials and supplies related to growing operations, as well as electricity, water and other local utilities. Any significant interruption or negative change in the availability or economics of the supply chain for key inputs, such as the raw material cost of cannabis, or natural or other disruptions to power or other utility systems, could materially impact our business, financial condition, results of operations or prospects. Some of these inputs may only be available from a single supplier or a limited group of suppliers. If a sole source supplier was to go out of business, we might be unable to find a replacement for such source in a timely manner, or at all. If a sole source supplier were to be acquired by a competitor, that competitor may elect not to sell to us in the future. Any inability to secure required supplies and services, or to do so on appropriate terms, could have a materially adverse impact on our business, prospects, revenue, results of operation and financial condition.
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
Labor unions are working to organize workforces in the cannabis industry in general. Currently, only an immaterial percentage of our workforce has elected to be represented by a labor organization for purposes of collective bargaining. However, we regularly communicate with unions who may in the future represent our workforce at our locations, and it is possible that certain retail and/or manufacturing locations will be organized in the future, which could lead to work stoppages or increased labor costs and adversely affect our business, profitability and our ability to reinvest into the growth of our business. We cannot predict how stable our relationships with U.S. labor organizations would be or whether we would be able to meet any unions’ requirements without impacting our financial condition. Labor unions may also limit our flexibility in dealing with our workforce. Work stoppages and instability in our union relationships could delay the production and sale of our products, which could strain relationships with customers and cause a loss of revenues which would adversely affect our operations.
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
Our voting control is concentrated.
Abner Kurtin, one of our founders and our Chair and Chief Executive Officer, and Frank Perullo, one of our founders, a director and our Chief Strategy Officer, have the ability to exercise significant voting power with respect to our outstanding shares because of the shares of Class B common stock that are held by AGP, an entity Mr. Kurtin and Mr. Perullo control. Shares of Class B common stock are entitled to 1,000 votes per share. Mr. Kurtin and Mr. Perullo control approximately 18% of our total issued and outstanding shares and approximately 40% of the voting power attached to all of our issued and outstanding shares.
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
Risks Related to Our Finances, Acquisitions, and Capital Requirements
We may acquire other companies or technologies.
Our success will depend, in part, on our ability to grow our business in response to the demands of consumers and other constituents within the cannabis industry as well as competitive pressures. In some circumstances, we may determine to do so through the acquisition of complementary businesses rather than through internal development. The identification of suitable acquisition candidates can be difficult, time-consuming, and costly, and we may not be able to successfully complete identified acquisitions. In addition, we may not realize the expected benefits from completed acquisitions.
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
Under Section 382 and related provisions of the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a rolling three year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We may, in the future as a result of subsequent shifts in our stock ownership, experience an “ownership change.” Thus, our ability to utilize carryforwards of our net operating losses and other tax attributes to reduce future tax liabilities may be substantially restricted for federal (if applicable) or state and local tax purposes.
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
In addition, we may experience risks closing transactions for which we have received regulatory approval. Acquisition targets may seek to terminate, whether validly or invalidly, definitive transaction agreements. We may incur costs related to the enforcement of our rights under such definitive agreements, as we have relating to our investment in MedMen NY, Inc.
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
We began operating in May 2018 and have yet to generate a profit. We generated a net loss of $122.7 million during the year ended December 31, 2021. This net loss reflects non-cash interest charges of $31.0 million related to our IPO, including $27.4 million for a beneficial conversion feature on our historical Real Estate Preferred Units. Additionally, during the year ended December 31, 2021 the Company entered into a settlement agreement resulting in a settlement expense of $36.5 million, as further described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Legal Matter.” We may be subject to further litigation that, if we suffer an adverse outcome or enter into unfavorable settlement agreement, may impact results from operations. During the year ended December 31, 2021, we had negative cash flows from operating activities of $41.7 million.

Our “cash and cash equivalents” as of December 31, 2021 was approximately $155.5 million. We intend to continue to expend significant funds to expand our cultivation and processing facilities, to make acquisitions, and to fund our working capital. We cannot guarantee we will have a positive cash flow status in the future.
Our efforts to grow our business may be more costly than we expect and we may not be able to increase our revenue enough to offset higher operating expenses. We may incur significant losses in the future for a number of reasons, including as a result of unforeseen expenses, difficulties, complications and delays, the other risks described in this Annual Report on Form 10-K and our other reports and disclosure documents as well as other unknown events. The amount of future net losses will depend, in part, on the growth of our future expenses and our ability to generate revenue. If we continue to incur losses in the future, the net losses and negative cash flows incurred to date, together with any such future losses, will have an adverse effect on our stockholders’ equity and working capital. Because of the numerous risks and uncertainties associated with producing cannabis products, as outlined herein, we are unable to accurately predict when, or if, we will be able to achieve profitability. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. If we are unable to achieve and sustain profitability, the market price of our Class A common stock may significantly decrease and our ability to raise capital, expand our business or continue our operations may be impaired. A decline in our value may also cause you to lose all or part of your investment.
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
We have an accumulated deficit of $186.2 million and $63.6 million as of December 31, 2021 and 2020, respectively, as well as a net loss for the year ended December 31, 2021, 2020, and 2019, respectively, and negative cash flows from operating activities for the year ended December 31, 2021, 2020, and 2019, respectively. The recurring net losses and negative cash flows from operating activities are indicators of substantial doubt as to our ability to continue as a going concern for at least one year from issuance of the financial statements included in this report. If we are unable to raise additional capital on favorable terms, if at all, during the next twelve months, we may be forced to decelerate or curtail certain of our operations until such time as additional capital becomes available.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for a discussion regarding management’s belief that the substantial doubt of our ability to continue as a going concern for at least one year from the issuance of the financial statements included in this Annual Report on Form 10-K has been alleviated.
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
We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including (1) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), (2) reduced disclosure obligations regarding executive compensation in this Annual Report on Form 10-K and periodic reports and proxy statements, and (3) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of the shares of Class A common stock held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or if we have total annual gross revenue of $1.07 billion or more during any fiscal year before that time, in which case we would no longer be an emerging growth company as of the following December 31. Additionally, if we issue more than $1.0 billion in non-convertible debt during any three-year period before December 31, 2026, we would cease to be an emerging growth company immediately. We cannot predict if investors will find the shares of Class A common stock less attractive because we may rely on these exemptions. If some investors find the shares of Class A common stock less attractive as a result, there may be a less active trading market for the shares of Class A common stock, and the stock price may be more volatile.
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
Proposed legislation in the U.S. Congress, including changes in U.S. tax law, may adversely impact us and the value of shares of our Class A common stock.
Changes to U.S. tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many changes have been made and changes are likely to continue to occur in the future.
The U.S. Congress is currently considering numerous items of legislation which may be enacted prospectively or with retroactive effect, which legislation could adversely impact our financial performance and the value of shares of our Class A common stock. In particular, new proposed legislation known as the “Build Back Better Act” is under consideration within both houses of U.S. Congress. The proposed legislation includes, without limitation, new corporate minimum income taxes. If enacted, most of the proposals would be effective for 2022 or later years. The proposed legislation remains subject to change, and its impact on us or our investors is uncertain.
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
We may be subject to litigation.
We may become party to litigation from time to time in the ordinary course of business, which could adversely affect our business. Should any litigation in which we become involved be determined against us, such a decision could adversely affect our ability to continue operating and the market price for the shares of Class A common stock and could potentially use significant resources. Even if we are successful in litigation, litigation can redirect our significant resources and/or the significant resources of our subsidiaries. A description of our significant legal matters can be found in the “Legal Proceedings” section of this Annual Report on Form 10-K
On April 14, 2021, we entered into a settlement agreement relating to a litigation matter , pursuant to which we paid $9.0 million to the counterparty on the date of the settlement agreement and approximately $5.5 million on January 3, 2022. We also issued approximately 5.0 million common units (taking into account the Reverse Split), which converted into shares of Class A Common Stock upon our going-public transaction. The payments and issuances under the settlement agreement could have an adverse impact on our operating results. For additional information regarding this matter please see “Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations–Legal Matters–Legal Settlement.”
On May 28, 2021, Senvest Management, LLC, Hadron Capital (Cayman) LTD., and Measure8 Venture Partners, LLC (collectively, the “Claimants”), as former holders of convertible notes issued and sold by the Company (the “Convertible Notes”) pursuant to the Company’s Convertible Note Purchase Agreement, dated as of June 12, 2019 (the “2019 Convertible Note Purchase Agreement”), filed an arbitration demand, which was subsequently amended on July 28, 2021 (the “Arbitration Demand”), against the Company and its Chief Executive Officer, Abner Kurtin, before the American Arbitration Association. In their Arbitration Demand, the Claimants take issue with the April 22, 2021 amendment of the terms of the Convertible Note Purchase Agreement (the “Amended Notes Consent”), which was approved by holders of approximately 66% of the principal amount of the Convertible Notes, in excess of the simple majority required to amend the Convertible Notes. The Amended Notes Consent set the conversion price of the Convertible Notes at $2.96 per share. The Claimants allege that the Amended Notes Consent was obtained improperly and is void, and seek damages in excess of $20.0 million. The Company disputes the Claimants’ allegations and believes the Amended Notes Consent was properly obtained in accordance with the terms of the Convertible Notes and 2019 Convertible Note Purchase Agreement and the Amended Notes are binding on all holders of the Convertible Notes. The Company intends to vigorously defend against what it views as meritless claims.
Additionally, The Company contends that, in December 2021, the parties to the Investment Agreement received the required approvals from the State of New York to close the transactions contemplated by the Investment Agreement, but MedMen has disputed the adequacy of the approvals provided by the State of New York.

The Company delivered notice to MedMen in December 2021 that it wished to close the transactions promptly as required by the Investment Agreement. Nevertheless, MedMen, on January 2, 2022, gave notice to the Company that MedMen purported to terminate the Investment Agreement. Following receipt of such notice, on January 13, 2022, the Company filed a complaint against MedMen and certain affiliates in the Commercial Division of the Supreme Court of the State of New York, requesting specific performance that the transactions contemplated by the Investment Agreement must move forward, and such other relief as the court may deem appropriate. On January 24, 2022, MedMen filed an answer and counterclaims against the Company (the “Counterclaims”). On February 14, 2022, the Company filed an amended complaint and motion to dismiss the Counterclaims. On March 7, 2022, MedMen filed an amended answer and counterclaims against the Company. The lawsuit is currently pending. Refer to “Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations–Legal Matters–MedMen NY Litigation,” for additional information.
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
As a public company, we are required to evaluate our internal controls over financial reporting. Furthermore, at such time as we cease to be an “emerging growth company,” as more fully described in these Risk Factors, we shall also be required to comply with the auditor attestation requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. We cannot be certain as to the timing of completion of our evaluation, testing and any remediation actions or the impact of the same on our operations. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our independent registered public accounting firm may issue an adverse opinion due to ineffective internal controls over financial reporting and we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. As a result, there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. Any such action could negatively affect our results of operations and cash flows.
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2. PROPERTIES
We lease office space in New York, NY that houses our corporate headquarters.
We lease cultivation and manufacturing facilities in Barry, IL, Athol, MA, Lansing, MI, and Franklin, NJ consisting of a total of approximately 560,000 square feet. These facilities support our wholesale operations. We lease approximately 140,000 square feet for our dispensary operations.
We own the 15,000 square foot building that houses our Boston, MA dispensary.
Our wholesale leases generally have a term of eighteen to twenty years. Most leases for our cultivation and manufacturing operations provide for a base rent, typically with three percent annual escalators and generally require us to pay insurance, utilities, real estate taxes and repair and maintenance expenses.

Our retail leases generally have a term of ten years with two five-year renewal options. Most leases for our retail stores provide for a base rent, typically with 2-3 percent annual escalations and generally require us to pay insurance, utilities, real estate taxes, and repair and maintenance expenses.
The average size of our stores is approximately 5,000 square feet. The following table summarizes our principal physical properties by state and their designation by use or planned use, as of December 31, 2021:

State	Cultivation/ Processing	Retail	Ancillary
Illinois	1	9	3
Massachusetts	1	3	1
New Jersey	1	3	—
New York(1)	1	4	3
Michigan	1	8	—
Ohio	2	2	—
Total	7	29	7
(1)On February 25, 2021, the Company entered into an Investment Agreement with subsidiaries of MedMen to acquire the equity of MedMen NY, Inc., a licensed registered organization in New York. In December 2021, the Company contends the parties received approval to close the transactions. On January 2, 2022, MedMen purported to terminate the Investment Agreement after its right to terminate the Investment Agreement had lapsed. The Company has brought suit against MedMen requesting specific performance of MedMen’s obligations under the Investment Agreement and other relief as the Commercial Division of the Supreme Court of New York may determine as appropriate. Refer to “Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations–Legal Matters–MedMen NY Litigation,” for additional information related to this matter.
ITEM 3. LEGAL PROCEEDINGS
For a description of our material pending legal proceedings, please see Note 15, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information, Dividends, and Stockholders
Shares of our Class A common stock are listed on the CSE under the ticker symbol “AAWH.U” and are quoted on the OTCQX under the symbol “AAWH.” The Company has not declared cash dividends in the past. The Company currently intends to reinvest all future earnings to finance the development and growth of the business. As a result, the Company does not intend to pay dividends on its common stock in the foreseeable future. Any future determination to pay distributions will be at the discretion of the Board and will depend on the financial condition, business environment, operating results, capital requirements, any contractual restrictions on the payment of distributions, and any other factors that the Board deems relevant. The Company is not bound or limited in any way to pay dividends in the event that the Board determines that a dividend is in the best interest of its shareholders.
As of March 7, 2022, there were 228 registered holders of shares of our Class A common stock. These totals do not include the number of person whose stock is in nominee or “street” name accounts through brokers.
Equity Compensation Plans
For more information on equity compensation plans, see Item 12 of Part III of this Annual Report.
Peer Performance Table
The following graph compares the cumulative total shareholder return on shares of Ascend Wellness Holdings, Inc.’s Class A common stock from May 4, 2021, when Ascend Wellness Holdings, Inc. began trading on the CSE, through December 31, 2021, with the comparative cumulative return of the S&P 500 Index and a selected peer group of companies. The comparison assumes all dividends have been reinvested (if any) and an initial investment of $100 on May 4, 2021. The returns of each company in the peer group have been weighted to reflect their market capitalizations.

	Base Period 5/4/2021	5/31/2021	6/30/2021	7/31/2021	8/31/2021	9/30/2021	10/31/2021	11/30/2021	12/31/2021
Ascend Wellness Holdings, Inc.	$100.00	$97.44	$110.26	$109.74	$106.67	$96.92	$83.59	$61.03	$67.79
S&P 500 Index	100.00	101.10	103.46	105.92	109.14	104.06	111.35	110.58	115.53
Peer Group	100.00	99.40	95.27	84.82	78.14	76.35	62.92	61.89	60.76

The Peer Group is comprised of: Ayr Wellness Inc., Columbia Care Inc., Cresco Labs Inc., Curaleaf Holdings, Inc., Green Thumb Industries Inc., Jushi Holdings Inc., TerrAscend Corp., and Verano Holdings Corp.
This performance graph and other information furnished under this Item 5 of Part II of this Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act. The comparisons in the performance graph are based on historical data and are not indicative of, or intended to forecast, the possible future performance of our common stock.
Issuer Purchases of Equity Securities
None.
Recent Sales of Unregistered Securities
The following information represents securities sold by the Company for the period covered by this Annual Report on Form 10-K which were not registered under the Securities Act. Included are new issues, securities issued upon conversion from other share classes, and securities issued in exchange for property, services, or other securities.
On December 21, 2021, the Company issued approximately 0.7 million shares of Class A common stock to the former owners of Ohio Cannabis Clinic, LLC (“OCC”) as part of consideration in the Company’s acquisition of OCC.
The shares indicated above were issued in accordance with an exemption from the registration requirements of the Securities Act of 1933 ( the “Securities Act”) under Section 4(a)(2) of the Securities Act. The Company relied on this exemption because (i) there was a limited number of purchasers, (ii) no sales were made by general solicitation or advertising, and (iii) the sale was made only to an accredited investor.
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to assist in the understanding of the results of operations and financial condition of Ascend Wellness Holdings, Inc. and its subsidiaries (collectively referred to as “AWH,” “Ascend,” “we,” “us,” “our,” or the “Company”). This MD&A is provided as a supplement to, and should be read in conjunction with the consolidated financial statements and the accompanying notes thereto, (the “Financial Statements”) appearing elsewhere in this Annual Report on Form 10-K (the “Annual Report” or “Form 10-K”). The Financial Statements were prepared in accordance with accounting principles generally accepted in the United States of America, which we refer to as “GAAP.”
This MD&A contains both historical and forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. We make forward-looking statements related to future expectations, estimates, and projections that are uncertain and often contain words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “likely,” “may,” “outlook,” “plan,” “predict,” “should,” “target,” or other similar words or phrases. These statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties, and assumptions that are difficult to predict. Factors that might cause such differences include, but are not limited to, those discussed in Part 1. of this Form 10-K under Item 1A., “Risk Factors,” which are incorporated herein by reference. Our future results and financial condition may be materially different from those we currently anticipate and historical results may not be indicative of future performance.
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
The Company’s shares of Class A common stock are listed on the Canadian Securities Exchange (the “CSE”) under the ticker symbol “AAWH.U” and are quoted on the OTCQX Best Market (the “OTCQX”) under the symbol “AAWH.” We are an emerging growth company under federal securities laws and as such we are able to elect to follow scaled disclosure requirements for this filing.
BUSINESS OVERVIEW
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
Since our formation, we have expanded our operational footprint, primarily through acquisitions, and currently have direct or indirect operations or financial interests in five U.S. geographic markets: Illinois, Massachusetts, Michigan, New Jersey, and Ohio, and employ approximately 1,500 people.

We are committed to being vertically integrated in every state we operate in, which entails controlling the entire supply chain from seed to sale. We are currently vertically integrated in the five states in which we operate. While we have been successful in opening new facilities and dispensaries, we expect continued growth to be driven by opening new operational facilities and dispensaries under our current licenses, expansion of our current facilities, and increased consumer demand.
Our consumer products portfolio is generated primarily from plant material that we grow and process ourselves. As of December 31, 2021, we produce our consumer packaged goods in five manufacturing facilities with 176,000 square feet of operational canopy and total capacity of 88,000 pounds annually. We are undergoing expansions, which we hope to complete by the end of 2022, to 255,000 square feet of cumulative canopy with an estimated total production capacity of 127,500 pounds annually post build-out. As of December 31, 2021, our product portfolio consists of 224 stock keeping units (“SKUs”), across a range of cannabis product categories, including flower, pre-rolls, concentrates, vapes, edibles, and other cannabis-related products. As of December 31, 2021, we have 20 open and operating retail locations with expectations to have 24 retail locations by the end of 2022. Our new store opening plans are flexible and will ultimately depend on market conditions, local licensing, construction, and other regulatory permissions. All of our expansion plans are subject to capital allocations decisions, the evolving regulatory environment, and the COVID-19 pandemic.
Recent Developments
Initial Public Offering
In May 2021, we completed an Initial Public Offering (“IPO”) of our Class A common stock, in which we issued and sold a total of 11,500 shares of Class A common stock, including the underwriters’ over-allotment option, at a price of $8.00 per share with net proceeds of approximately $86,065, after deducting underwriting discounts and commissions and certain expenses paid by us. In connection with the IPO, the historical common units, Series Seed Preferred Units, Series Seed+ Preferred Units, and Real Estate Preferred Units then-outstanding automatically converted into a total of 113,301 shares of Class A common stock and 65 historical common units were allocated as shares of Class B common stock. Additionally, 3,420 shares of Class A common stock were issued for a beneficial conversion feature associated with the conversion of certain historical preferred units and the Company’s convertible notes, plus accrued interest, converted into 37,388 shares of Class A Common Stock. See Note 12, “Stockholders’ Equity,” in the Financial Statements for additional details.
Business Developments
2021 was an exciting year for Ascend marked by several significant milestones, including:
•Completing our IPO and going public via a Registration Statement on Form S-1 with the SEC;
•Commencing trading on the CSE and OTCQX;
•Adding 100,000 square feet of canopy to our portfolio;
•Entering the Ohio market through three acquisitions, as further described under “Acquisitions” below;
•Opening 6 new dispensaries and acquiring two additional dispensaries, bringing our total store count to 20;
•Launching a delivery program in Massachusetts and Michigan;
•Strengthening our balance sheet with $210,000 of senior debt financing, as further described under “Credit Facility,” below, and “Liquidity and Capital Resources;” and
•Launching exclusive partnerships with both Lowell Smokes and Edie Parker in Massachusetts and Illinois.

Acquisitions
During 2021, we completed the following acquisitions:
•the parent company of Hemma, LLC (“Hemma”), the owner of a medical cultivation site in Ohio, effective May 5, 2021;
•BCCO, LLC (“BCCO”), a medical dispensary license holder in Ohio, effective October 1, 2021; and
•Ohio Cannabis Clinic LLC (“OCC”), a medical dispensary license holder in Ohio, effective December 22, 2021.
Refer to Note 4, “Acquisitions,” in the Financial Statements for additional information on these transactions. Our consolidated statements of operations and statements of cash flows in 2021 include the results of Hemma, BCCO, and OCC subsequent to the respective effective dates. In addition, the results from each of our acquisitions during 2020 are included in our consolidated statements of comprehensive income and statements of cash flows in 2021 and 2020, subsequent to the respective acquisition dates.
Credit Facility
On August 27, 2021, we entered into a credit agreement with a group of lenders (the “2021 Credit Agreement”) that provides for a term loan of $210,000 (the “2021 Credit Facility”), which was borrowed in full. The 2021 Credit Facility matures on August 27, 2025 and does not require scheduled principal amortization payments. Borrowings under the 2021 Credit Facility bear interest at a rate of 9.5% per annum, payable quarterly and, as to any portion of the term loan that is prepaid, on the date of prepayment. Mandatory prepayments are required from the proceeds of certain indebtedness and asset sales and casualty events, subject to customary reinvestment rights. We may prepay borrowings at any time, subject to a prepayment premium. The 2021 Credit Agreement permits the company to request an extension of the maturity date for 364 days, in the lenders’ discretion, and to increase the 2021 Credit Facility up to $275,000 if the then-existing lenders (or other lenders) agree to provide such additional term loans.
The 2021 Credit Facility is guaranteed by all of the Company’s subsidiaries and is secured by substantially all of the assets of the Company and its subsidiaries. The 2021 Credit Agreement requires the Company to make certain representations and warranties and to comply with affirmative and negative covenants, including two financial covenants: (i) the Company may not permit its liquidity (as defined) to below $20,000 as of the last day of any fiscal quarter and (ii) the Company may not permit the ratio of Consolidated EBITDA (as defined) to consolidated cash interest expense for any period of four consecutive fiscal quarters to be less than 2.00:1.00 for the period ending December 31, 2021, less than 2.25:1.00 for the period ending March 31, 2022, and less than 2.50:1.00 for the period ending June 30, 2022 and thereafter. The Company has a customary equity cure right for each of these financial covenants. We are in compliance with these covenants as of December 31, 2021. Refer to “Liquidity and Capital Resources” and Note 11, “Debt,” in the Financial Statements for additional information. The proceeds of the 2021 Credit Facility, net of fees and expenses, will be used by us for working capital and general corporate purposes, including, but not limited to, growth investments, acquisitions, capital expenditures, and other strategic initiatives.
Operational and Regulation Overview
We believe our operations are in material compliance with all applicable state and local laws, regulations, and licensing requirements in the states in which we operate. However, cannabis is illegal under U.S. federal law. Substantially all of our revenue is derived from U.S. cannabis operations. For information about risks related to U.S. cannabis operations, refer to Item 1A., “Risk Factors,” of this Form 10-K.

COVID-19 Pandemic
COVID-19 has resulted in a worldwide health pandemic (the “Pandemic”) since it emerged in March 2020. COVID-19, and its variants, continues to spread throughout the U.S. and other countries across the world, and the duration and severity of the Pandemic is currently unknown. We continue to implement and evaluate actions to strengthen our financial position and support the continuity of our business and operations in the face of this Pandemic and other events.
Throughout the Pandemic, we have closely monitored the impact of the Pandemic, with focus on the health and safety of our employees and our customers, business continuity, and supporting our communities while following the recommended actions of government and health authorities. To date, we have experienced minimal disruption to our production and supply chain. Our non-production workforce continues to effectively work remotely using various technology tools, enabling us to maintain our full operations and internal controls over financial reporting and disclosures.
While the Pandemic has not had a material impact on our results of operations to date, given the uncertainties associated with the Pandemic, including those related to the use of our products by consumers, disruptions to the global and local economies due to related stay-at-home orders, quarantine policies, restrictions on travel, trade, and business operations, and a reduction in discretionary consumer spending, we are unable to estimate the future impact of the Pandemic on our business, financial condition, results of operations, and/or cash flows in future periods. We believe we have sufficient liquidity available from cash and cash equivalents on hand of $155,481 as of December 31, 2021 to enable us to meet our working capital and other operating requirements, fund growth initiatives and capital expenditures, settle our liabilities, and repay scheduled interest payments on debt. Refer to “Liquidity and Capital Resources” for further information.
Key Financial Highlights
•Revenue increased by $188,649, or 131%, during 2021, as compared to 2020, primarily driven by growth from our existing business as well as new site openings and acquisitions.
•Operating loss of $17,204 during 2021, as compared to operating profit of $7,847 during 2020, primarily due to a settlement expense of $36,511 and lower gross margin during 2021.
•Net increase in cash and cash equivalents of $97,384 during 2021, primarily driven by proceeds received from our new credit facility and our IPO.

RESULTS OF OPERATIONS
The Year Ended December 31, 2021 Compared with the Year Ended December 31, 2020

	Year Ended December 31,
($ in thousands)	2021	2020	Increase / (Decrease)
Revenue, net	$332,381	$143,732	$188,649	131%
Cost of goods sold	(196,409)	(82,818)	113,591	137%
Gross profit	135,972	60,914	75,058	123%
Gross profit %	40.9%	42.4%
Operating expenses
General and administrative expenses	116,665	53,067	63,598	120%
Settlement expense	36,511	—	36,511	NM*
Total operating expenses	153,176	53,067	100,109	189%
Operating (loss) profit	(17,204)	7,847	(25,051)	(319)%

Other (expense) income
Interest expense	(63,989)	(12,993)	50,996	392%
Other, net	256	7	249	NM*
Total other expense	(63,733)	(12,986)	50,747	391%
Loss before income taxes	(80,937)	(5,139)	75,798	NM*
Income tax expense	(41,720)	(18,702)	23,018	123%
Net loss	(122,657)	(23,841)	98,816	414%
Less: net income attributable to non-controlling interests	—	1,598	(1,598)	NM*
Net loss attributable to AWH	$(122,657)	$(25,439)	$97,218	382%
*Not meaningful
Revenue
Revenue increased by $188,649, or 131%, during 2021, as compared to 2020, primarily driven by growth from our existing business as well as new site openings and acquisitions. New dispensaries opened during 2020 and 2021 contributed $66,149 of our revenue growth, partially offset by an $836 decrease in revenue from existing dispensaries. Additionally, we recognized incremental revenue from acquisitions of $63,135, including $377 from cultivation activity, and increased production and sales from our cultivation and manufacturing sites contributed $60,201. As of December 31, 2021, we had 224 SKUs for our cultivation products, compared to 87 SKUs as of December 31, 2020.
Cost of Goods Sold and Gross Profit
Cost of goods sold increased by $113,591, or 137%, during 2021, as compared to 2020. Cost of goods sold represents direct and indirect expenses attributable to the production of wholesale products as well as direct expenses incurred in purchasing products from other wholesalers. The increase in cost of goods sold in 2021 was driven by expansion of our operations, including $38,741 of incremental costs from acquisitions. Gross profit for 2021 was $135,972, representing a gross margin of 40.9%, compared to gross profit of $60,914 and gross margin of 42.4% for 2020. The decrease in gross margin was primarily driven by operational issues at our Massachusetts cultivation facility that resulted in pricing pressure due to lower quality production, partially offset by efficiency improvements at our Illinois cultivation facility.

General and Administrative Expenses
General and administrative expenses increased by $63,598, or 120%, during 2021, as compared to 2020. The increase was primarily related to:
•a $39,787 increase in compensation expense resulting from an increase in headcount from approximately 900 as of December 31, 2020 to approximately 1,500 by December 31, 2021 to support our expanded operations, including $14,670 of higher equity-based compensation expense;
•a $6,732 increase in professional services, including a $2,000 termination fee associated with a management services agreement (“MSA”) following our IPO, as well as an increase in legal, consulting, accounting, and tax services;
•a $4,362 increase in rent and utilities, driven by eighteen operating leases during 2021, compared to twelve during 2020, and an increase in related utilities expenses to support the expansion of our operations;
•an increase of $3,659 related to insurance expenses;
•a $2,122 increase in depreciation and amortization expense due to $3,954 of incremental depreciation expense due to a larger average balance of fixed assets in service and $2,576 of incremental amortization of licenses that were acquired primarily in late 2020, partially offset by $4,408 of lower amortization from in-place leases that became fully amortized in late 2020;
•a $1,210 increase in marketing expenses associated with new dispensary openings; and
•a $756 increase in charitable donations, including our corporate match of donations to the Last Prisoner Project, a cannabis criminal justice-focused nonprofit organization.
Interest Expense
Interest expense increased by $50,996 during 2021, as compared to 2020. The increase was primarily driven by $30,967 of non-cash interest recognized at the Company’s IPO, including a $27,361 charge related to the beneficial conversion feature of the historical Real Estate Preferred Units and $3,606 of incremental non-cash interest recognized upon conversion of the Company’s convertible notes. Additionally, the Company recognized a $6,637 net loss upon extinguishment of previously outstanding debt, primarily resulting from the write-off of unamortized deferred financing costs and prepayment fees. During 2021, the Company had a weighted-average outstanding debt balance of $218,559 with a weighted-average interest rate of 10.6%, compared to an average debt balance of $108,137 during 2020 with a weighted-average interest rate of 13.6%.
Income Tax Expense
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
The statutory federal tax rate was 21% during both periods. The Company has operations in five U.S. geographic markets: Illinois, Massachusetts, Michigan, New Jersey, and Ohio, which have state tax rates ranging from 6% to 11.5%. Certain states, including Michigan, do not align with IRC Section 280E for state tax purposes and permit the deduction of ordinary and necessary business expenses from gross profit in the calculation of state taxable income.
Income tax expense was $41,720, or 30.7% of gross profit, during 2021, as compared to $18,702, or 30.7% of gross profit, during 2020. There have been no material changes to income tax matters in connection with the normal course of operations during 2021. The effective tax rate on gross profit for 2021 benefited from higher cost of goods sold as a percentage of net revenue, offset by higher accrued penalties and interest due on tax payments in the current year and an incremental increase in state taxes.
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
The following table presents Adjusted Gross Profit for the year ended December 31, 2021 and 2020:

	Year Ended December 31,
($ in thousands)	2021	2020
Gross Profit	$135,972	$60,914
Depreciation and amortization included in cost of goods sold	9,612	3,696
Equity-based compensation included in cost of goods sold	2,929	—
Non-cash inventory adjustments	4,914	146
Adjusted Gross Profit	$153,427	$64,756
Adjusted Gross Margin	46.2%	45.1%
The following table presents Adjusted EBITDA for the year ended December 31, 2021 and 2020:

	Year Ended December 31,
($ in thousands)	2021	2020
Net loss	$(122,657)	$(23,841)
Income tax expense	41,720	18,702
Other (income) expense	(256)	(7)
Interest expense	63,989	12,993
Depreciation and amortization	10,036	7,914
Depreciation and amortization included in cost of goods sold	9,612	3,696
Non-cash inventory adjustments	4,914	146
Equity-based compensation	15,350	680
Equity-based compensation included in cost of goods sold	2,929	—
Start-up costs(1)	5,465	8,097
Transaction-related and other non-recurring expenses(2)	11,209	2,164
Litigation settlement	36,511	—
Loss on sale of assets	605	286
Adjusted EBITDA	$79,427	$30,830
Adjusted EBITDA Margin	23.9%	21.4%
(1)One-time costs associated with acquiring real estate, obtaining licenses and permits, and other costs incurred before commencement of operations at certain locations.
(2)Legal and professional fees associated with the Company’s IPO and other non-recurring expenses.

The Year Ended December 31, 2020 Compared with the Year Ended December 31, 2019
For a discussion comparing our operating results for the year ended December 31, 2020 with the year ended December 31, 2019, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Registration Statement on Form S-1, as amended, filed with the U.S. Securities and Exchange Commission on April 26, 2021.
LIQUIDITY AND CAPITAL RESOURCES
We are an emerging growth company and our primary sources of liquidity are operating cash flows, borrowings through the issuance of debt, and funds raised through the issuance of equity securities. We are generating cash from sales and deploying our capital reserves to acquire and develop assets capable of producing additional revenue and earnings over both the immediate and long term. Capital reserves are being utilized for acquisitions in the medical and adult-use cannabis markets, for capital expenditures and improvements in existing facilities, product development and marketing, as well as customer, supplier, and investor and industry relations.
Financing History and Future Capital Requirements
Historically, we have used private financing as a source of liquidity for short-term working capital needs and general corporate purposes. During the first quarter of 2021 we raised $49,500 through the issuance of convertible notes to further finance our expanded operations and acquisitions. In May 2021, we completed the IPO of our Class A common stock, in which we issued and sold a total of 11,500 shares of Class A common stock, including the underwriters’ over-allotment, at a price of $8.00 per share for net proceeds of approximately $86,065 after deducting underwriting discounts and commissions and certain direct offering expenses paid by us. In August 2021, we entered into the 2021 Credit Agreement with a group of lenders. The 2021 Credit Facility provides for a term loan of $210,000, which was borrowed in full. The 2021 Credit Facility matures on August 27, 2025 and does not require amortization payments. Mandatory prepayments are required following certain events, including the proceeds of indebtedness that is not permitted under the agreement and asset sales and casualty events, subject to customary reinvestment rights. Proceeds from the 2021 Credit Facility were used, in part, to prepay $75,624 of then-outstanding debt. We are required to comply with two financial covenants under the 2021 Credit Agreement: (i) the Company may not permit its liquidity (as defined as unrestricted cash and cash equivalents pledged under the 2021 Credit Facility plus any future revolving credit availability) to be below $20,000 as of the last day of any fiscal quarter, and (ii) the Company may not permit the ratio of Consolidated EBITDA (as defined in the 2021 Credit Agreement) to consolidated cash interest expense for any period of four consecutive fiscal quarters to be less than 2.00:1.00 for the period ending December 31, 2021, 2.25:1.00 for the period ending March 31, 2022, and 2.50:1.00 for the period ending June 30, 2022 and thereafter. The Company was in compliance with these covenants as of December 31, 2021. Refer to Note 11, “Debt,” in the Financial Statements for additional information.
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
As reflected in the Financial Statements, the Company had an accumulated deficit as of December 31, 2021 and 2020, as well as a net loss for the year ended December 31, 2021, 2020, and 2019, respectively, and negative cash flows from operating activities during the year ended December 31, 2021, 2020, and 2019, respectively, which are indicators that raise substantial doubt of our ability to continue as a going concern. Management believes that substantial doubt of our ability to continue as a going concern for at least one year from the issuance of our Financial Statements has been alleviated due to: (i) cash on hand, including capital raised from the Company’s IPO in May 2021 and proceeds received under the 2021 Credit Facility in August 2021, and (ii) continued growth of sales and gross profit from our consolidated operations. Management plans to continue to access capital markets for additional funding through debt and/or equity financings to supplement future cash needs, as may be required. However, management cannot provide any assurances that the Company will be successful in accomplishing its business plans.

If we are unable to raise additional capital on favorable terms, if at all, whenever necessary, we may be forced to decelerate or curtail certain of our operations until such time as additional capital becomes available.
As of December 31, 2021 and 2020, the Company had total current liabilities of $117,395 and $115,285, respectively, and total current assets of $258,012 and $134,178, respectively, which includes cash and cash equivalents of $155,481 and $56,547, respectively, to meet its current obligations. As of December 31, 2021, the Company had working capital of $140,617, compared to $18,893 as of December 31, 2020.
Approximately 97% and 95% of the Company’s cash and cash equivalents balance as of December 31, 2021 and 2020, respectively, is on deposit with banks, credit unions, or other financial institutions. We have not experienced any material impacts related to banking restrictions applicable to cannabis businesses. Our cash and cash equivalents balance is not restricted for use by variable interest entities.
Cash Flows

	Year Ended December 31,
(in thousands)	2021	2020	2019
Net cash used in operating activities	$(41,738)	$(6,004)	$(40,929)
Net cash used in investing activities	(113,233)	(30,872)	(65,551)
Net cash provided by financing activities	252,355	82,168	111,062
Operating Activities
Net cash used in operating activities increased by $35,734 during 2021, as compared to 2020. The change was primarily driven by: a year-over-year increase in our net loss; increases in non-cash expense items impacting net loss; and increases in net investments in working capital, including inventory as well as the timing of accounts payable and accrued liabilities.
Net cash used in operating activities decreased by $34,925 during 2020, as compared to 2019. The decrease was primarily driven by: the year-over-year decrease in net loss, increases in non-cash income and expense items impacting net loss, and a decrease in net investments in working capital, including inventory partially offset by the timing of accounts receivable and taxes payable.
Investing Activities
Net cash used in investing activities increased by $82,361 during 2021, as compared to 2020. The change was primarily driven by an increase in cash investments in capital assets and the absence of proceeds from the sale of assets that occurred in the prior year.
Net cash used in investing activities decreased by $34,679 during 2020, as compared to 2019. The decrease primarily resulted from lower purchases of intangible assets, lower cash investments in capital assets, and an increase in proceeds from the sale of assets, partially offset by an increase in cash paid for business acquisitions.
Financing Activities
Net cash provided by financing activities increased by $170,187 during 2021, as compared to 2020. The increase was primarily driven by higher proceeds from the issuance of debt and net proceeds from our IPO, partially offset by the repurchase of warrants in the current year and the absence of proceeds from a financing sale leaseback transaction that occurred in the prior year.
Net cash provided by financing activities decreased by $28,894 during 2020, as compared to 2019. The decrease was primarily driven by lower proceeds from the issuance of equity units, lower proceeds from sale leaseback transactions, and an increase in repayments of debt, partially offset by higher proceeds from the issuance of debt.

Contractual Obligations and Other Commitments and Contingencies
Material contractual obligations arising in the normal course of business primarily consist of long-term fixed rate debt and related interest payments, sellers’ notes, finance arrangements, and operating leases. We believe that cash flows from operations will be sufficient to satisfy our capital expenditures, debt services, working capital needs, and other contractual obligations for the next twelve months. In addition, we have the ability to request to borrow up to an additional $65,000 under the 2021 Credit Facility, subject to approval from the lenders.
The following table summarizes the Company’s significant future contractual obligations as of December 31, 2021:

(in thousands)	Commitments Due by Period
Contractual Obligations	Total	2022	2023 - 2024	2025 - 2026	Thereafter
Term notes(1)	$210,000	$—	$—	$210,000	$—
Fixed interest related to term notes(2)	72,913	19,950	39,900	13,063	—
Sellers’ Notes(3)	39,125	27,982	11,143	—	—
Finance arrangements(4)	17,851	2,082	4,349	4,609	6,811
Operating leases(5)	485,702	26,224	54,787	57,582	347,109
Other obligations(6)	27,500	27,500	—	—	—
Total	$853,091	$103,738	$110,179	$285,254	$353,920
(1)Principal payments due under term notes payable. Refer to Note 11, “Debt,” in the financial statements for additional information.
(2)Represents fixed interest rate payments on borrowings under the 2021 Credit Facility based on the principal outstanding at December 31, 2021. Such amounts could fluctuate based on prepayments or additional amounts borrowed.
(3)Consists of amounts owed for acquisitions or other purchases. Certain cash payments include an interest accretion component. Refer to Note 11, “Debt,” in the financial statements for additional information.
(4)Reflects our contractual obligations to make future payments under non-cancelable operating leases that did not meet the criteria to qualify for sale-leaseback treatment. Refer to Note 10, “Leases,” in the financial statements for additional information.
(5)Reflects our contractual obligations to make future payments under non-cancelable operating leases. Refer to Note 10, “Leases,” in the financial statements for additional information.
(6)Represents a purchase commitment for one property to further expand our cultivation facility in New Jersey and one property in New York.
Additionally, in conjunction with the OCC acquisition (see Note 4, “Acquisitions,” in the Financial Statements) in December 2021, the Company entered into a supply agreement with a producer and supplier of medical marijuana products in Ohio (the “Ohio Supply Agreement”) with an initial expiration date of August 2028. Per the terms of the Ohio Supply Agreement, the Company will purchase products from the supplier that results in 7.5% of the Company’s monthly gross sales of all products in our Ohio dispensaries for the first five years, and 5% for the remaining term. The Company can establish the selling price of the products and the purchases are made at the lowest then-prevailing wholesale market price of products sold by the supplier to other dispensaries in Ohio. Such purchases have been excluded from the table above, as purchases are variable based on gross sales of the respective dispensary.
As of the date of this filing, we do not have any off-balance sheet arrangements, as defined by applicable regulations of the Securities and Exchange Commission, that have, or are reasonably likely to have, a current or future effect on the results of our operations or financial condition, including, and without limitation, such considerations as liquidity and capital resources.

Capital Expenditures
We anticipate capital expenditures, net of tenant improvement allowances, of approximately $30,000 during 2022. Changes to this estimate could result from the timing of various project start dates, which are subject to local and regulatory approvals. Cultivation-related spending includes ongoing maintenance and equipment for operational sites, as well as costs to complete the build outs of the facilities in Athol, Massachusetts and Lansing, Michigan, and the greenhouse at Barry, Illinois, all of which were substantially in progress during 2021. In 2022, we anticipate completing a second phase of cultivation expansion at our Franklin, New Jersey facility and further expanding to a third neighboring site. Spending at our cultivation and processing facilities includes: construction; purchase of capital equipment such as extraction equipment, heating, ventilation, and air conditioning (“HVAC”) equipment, and other manufacturing equipment; general maintenance; and information technology capital expenditures. Dispensary-related capital expenditures includes general maintenance costs and upgrades to existing locations. In 2022, we anticipate the completion and opening of dispensaries in Fort Lee, New Jersey, New Bedford, Massachusetts, and East Lansing, Michigan.
As of December 31, 2021, our construction in progress (“CIP”) balance was $60,986 and relates to capital spending on projects that were not yet complete. This balance includes $31,778 related to the construction of a greenhouse at our Barry, Illinois cultivation facility, the first phase of which is expected to be completed in 2022. Additionally, $18,766 relates to the expansion of our New Jersey cultivation facility, $2,762 relates to the phase 2 build out at our Athol, Massachusetts cultivation facility, and $1,388 relates to the continued buildout of our Lansing, Michigan cultivation facility. The remaining balance of approximately $6,292 relates to other projects, including the buildout of dispensaries that were not yet open as of December 31, 2021.
Related Party Transactions
AWH previously had an MSA with AGP Partners, LLC (“AGP”) under which AGP provided management services to AWH in connection with the monitoring and oversight of AWH’s financial and business functions. The founder of AGP is the Chief Executive Officer and one of the founders of AWH. Pursuant to the MSA, AWH paid AGP a quarterly fee of $100. Pursuant to the terms of the agreement, the MSA was terminated following the Company’s IPO in May 2021. Upon termination, AGP was entitled to receive a $2,000 payout that was contingent upon the beneficial owners of AGP who serve as officers of the Company entering into lock-up agreements that extend for 360 days following the Company’s IPO. Pursuant to the MSA, each such lock-up agreement contains a provision whereby AWH’s Board may waive, in whole or in part, such extended lock-up thereto if AWH’s Board determines, in its sole discretion and in accordance with AWH’s governing documents and applicable law, that such waiver will not have an adverse effect on AWH and its equity holders, business, financial condition, and prospects.
We recognized expenses related to the MSA of $2,124 during the year ended December 31, 2021 and $400 during each of the years ended December 31, 2020 and 2019, respectively, that are included in “General and administrative expenses” on the Consolidated Statements of Operations in the Financial Statements. A total of $100 of these fees are included in “Accounts payable and other accrued expenses” on the Consolidated Balance Sheets in the Financial Statements as of December 31, 2020. The final payment was made in July 2021.
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

Immediately prior to the completion of the Conversion, the Company was authorized to issue Common Units, Preferred Units, and Restricted Common Units, all with no par value. Preferred Units collectively included Series Seed Preferred Units, Series Seed+ Preferred Units, and Real Estate Preferred Units, unless otherwise specified. These share classes are included within “Additional Paid-In Capital” in the Consolidated Statements of Changes in Stockholders’ Equity in the Financial Statements on an as-converted to historical common units basis.
On May 4, 2021, the Company completed the IPO of its Class A common stock, in which it issued and sold 10,000 shares of Class A common stock at a price of $8.00 per share. On May 7, 2021, the underwriters exercised their over-allotment option in full and the Company sold 1,500 additional shares of Class A common stock at a price of $8.00 per share. The Company received total net proceeds of $86,065 after deducting underwriting discounts and commissions and certain direct offering expenses.
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
As of December 31, 2021, a total of 9,994 restricted common shares had been issued the equity incentive plan approved in 2020 (the “2020 Plan”), of which 8,169 were vested. The Company recognized $4,538 and $313 as compensation expense in connection with these restricted common shares during the year ended December 31, 2021 and 2020, respectively. This expense is included in “General and administrative expenses” on the unaudited Condensed Consolidated Statements of Operations in the Financial Statements and includes additional compensation charges of approximately $733 recognized with the closing of the IPO related to restricted common shares that became fully vested at that time due to acceleration clauses. During the year ended December 31, 2020, the Company recognized $367 as compensation expense in connection with the Company’s previous incentive units that were outstanding at that time. As of December 31, 2021, total unrecognized compensation cost related to the restricted common shares was $274, which is expected to be recognized over the weighted-average remaining vesting period of 0.3 years.
In July 2021, the Company adopted a new stock incentive plan (the “2021 Plan”), pursuant to which 17,000 shares of Class A common stock are reserved for issuance thereunder, subject to certain adjustments and other terms. Following the adoption of the 2021 Plan, no additional awards are expected to be issued under the 2020 Plan. The 2021 Plan authorized the issuance of options, stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”), and other stock-based awards (collectively the “2021 Plan Awards”). As of December 31, 2021, there were 10,617 shares of Class A common stock available for grant for future equity-based compensation awards under the 2021 Plan. During the year ended December 31, 2021, the Company granted a total of 6,430 RSUs under the 2021 Plan, of which 6,329 are unvested as of December 31, 2021. Gross compensation expense related to the RSUs was $18,555 during the year ended December 31, 2021, which includes $8,591 related to annual performance bonuses and which RSUs were not issued as of December 31, 2021. Of the gross compensation expense, $7,743 was capitalized to inventory and $4,814 remains capitalized as of December 31, 2021. We recognized $10,812 within “General and administrative expenses” and $2,929 within “Cost of goods sold” on the Consolidated Statements of Operations in the Financial Statements. As of December 31, 2021, total unrecognized compensation cost related to the RSUs was $57,468, which is expected to be recognized over the weighted-average remaining vesting period of 1.8 years.
In July 2021, the Company also adopted an employee stock purchase plan (the “2021 ESPP”), pursuant to which 4,000 shares of Class A common stock are reserved for issuance thereunder, subject to certain adjustments and other terms. As of December 31, 2021, no shares have been issued under the 2021 ESPP.

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
Acquisitions
Effective May 5, 2021, the Company completed the previously disclosed acquisition of Hemma, the owner of a medical cultivation site in Ohio. The total purchase price of $10,381 consists of a total cash payment of $7,212, settlement of $2,500 due under a note receivable, settlement of $669 due under a working capital line of credit, and customary working capital adjustments.
Effective October 1, 2021, the Company completed the previously disclosed acquisition of BCCO, a medical dispensary license holder in Ohio. Total consideration of $5,561, subject to customary working capital and closing adjustments, consisted of a cash payment of $1,995, settlement of $1,750 due under a note receivable, and $1,816 due under a working capital loan.
Effective December 22, 2021, the Company completed the acquisition of OCC, a medical dispensary license holder in Ohio. Total consideration of $16,100, subject to customary working capital adjustments, consisted of a total cash payment of $12,448 and the issuance of 664 shares of Class A common stock with a fair value of $3,652 at issuance.
Refer to Note 4, “Acquisitions,” in the Financial Statements for additional information on these acquisitions.
Sale Leaseback Transactions
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
Upon the receipt of the initial cash payment of $9,000 and the issuance of the Escrow Units, the TVP Parties filed a stipulated order dismissing all lawsuits, with prejudice and without costs, against FPAW and AWH. The Escrow Units are issued and outstanding and will remain in the escrow account until such time as the TVP Parties exercise an option to hold the Escrow Units directly (the “Put Option”). Upon their exercise of the Put Option, the Escrow Units shall be released to the TVP Parties and the TVP Parties shall transfer to FPAW the equity interests of the entities that hold the three real estate properties in Grand Rapids, which are the three remaining properties that remain suitable for the original business purposes. The parties intend to work to identify at least two additional sites that will be suitable for future Ascend retail locations, which properties the Company would lease pursuant to market rental terms. The Company and FPAW determined that identifying and developing additional properties that would be suitable for operating cannabis dispensaries was of greater value to the Company than acquiring and subsequently disposing of the other three parcels, as the value of such properties once they were no longer suitable for the Company’s original business purposes was not of material value to the Company. The Put Option is required to be exercised by the TVP Parties within three years of the date of the Settlement Agreement. FPAW and AWH are entitled to use the subject properties until such time as the Put Option is exercised. FPAW currently operates dispensaries at two of the properties and expects to open a dispensary at the third property in late 2022 or early 2023.
Of the total settlement liability, $5,480 is included within “Accounts payable and accrued expenses” on the Consolidated Balance Sheet in the Financial Statements as of December 31, 2021 and was paid in January 2022. The fair value of the share issuance of $27,431 is reflected within “Equity issued in litigation settlement” on the Consolidated Statement of Changes in Stockholders’ Equity in the Financial Statements. The fair value of the three properties to be acquired per the settlement of $5,400 is recorded within “Other noncurrent assets” in the Financial

Statements as of December 31, 2021, and will remain until the time such property titles transfer to the Company. The settlement charge of $36,511 is reflected within “Settlement expense” on the Consolidated Statements of Operations in the Financial Statements. The settlement charge is not expected to be deductible for tax purposes.
The Company reported losses related to FPAW of approximately $17,400 and $16,700 during the year ended December 31, 2021 and 2020, respectively, and there is no guarantee that the Company’s Michigan operations will become profitable in the future. Cultivation operations commenced in April 2021, and the Company anticipates that revenue and profitability in Michigan will improve as a result of vertical integration. Once vertically integrated, the Company will be able to produce products for sale at our owned dispensaries at a significantly lower cost compared to the cost associated with acquiring product on the wholesale market from third parties. Additionally, the Company opened new dispensaries in September 2020 (which began adult use sales in December 2020) and March 2021. The Company also intends to identify additional attractive locations for future retail locations in Michigan. However, despite these developments, Michigan may continue to be a difficult market for us in 2021, as it is more competitive than the other markets in which the Company operates because Michigan does not limit the number of dispensaries or the size of cultivation facilities. As of the date of this Annual Report on Form 10-K, there are over 300 dispensaries in Michigan and due to the significant retail competition in this market, we expect our sales per retail location and gross margins in this market to be below our average across the portfolio.
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
MedMen NY Litigation
On February 25, 2021, the Company entered into a definitive investment agreement (the “Investment Agreement”) with subsidiaries of MedMen Enterprises Inc. (“MedMen”), under which we would have, subject to regulatory approval, completed an investment (the “Investment”) of approximately $73,000 in MedMen NY, Inc. (“MMNY”), a licensed medical cannabis operator in New York State. Following the completion of the transactions contemplated by the Investment Agreement, we were expected to hold all of the outstanding equity of MMNY. Specifically, the Investment Agreement provides that at the closing, the Company would pay to MedMen’s senior lenders $35,000, less certain transaction costs and a prepaid deposit of $4,000, and AWH New York, LLC would issue a senior secured promissory note in favor of MMNY’s senior secured lender in the principal amount of $28,000, guaranteed by AWH, which cash investment and note would be used to reduce the amounts owed to MMNY’s senior secured lender. Following its investment, AWH would hold a controlling interest in MMNY equal to approximately 86.7% of the equity in MMNY, and be provided with an option to acquire MedMen’s remaining interest in MMNY in the future for a nominal additional payment, which option the Company intended to exercise. The Investment Agreement also required AWH to make an additional investment of $10,000 in MMNY, which investment also would be used to repay MMNY’s senior secured lender, if adult-use cannabis sales commenced in MMNY’s dispensaries.

The Company contends that, in December 2021, the parties to the Investment Agreement received the required approvals from the State of New York to close the transactions contemplated by the Investment Agreement, but MedMen has disputed the adequacy of the approvals provided by the State of New York. The Company delivered notice to MedMen in December 2021 that it wished to close the transactions promptly as required by the Investment Agreement. Nevertheless, MedMen, on January 2, 2022, gave notice to the Company that MedMen purported to terminate the Investment Agreement.
Following receipt of such notice, on January 13, 2022, the Company filed a complaint against MedMen and others in the Commercial Division of the Supreme Court of the State of New York, requesting specific performance that the transactions contemplated by the Investment Agreement must move forward, and such other relief as the court may deem appropriate. On January 24, 2022, MedMen filed an answer and counterclaims against the Company (the “Counterclaims”). On February 14, 2022, the Company filed an amended complaint and motion to dismiss the Counterclaims. On March 7, 2022, MedMen filed an amended answer and counterclaims against the Company. The lawsuit is currently pending.
Subsequent Transactions
In February 2022, the Company sold and subsequently leased back one of its capital assets in Franklin, NJ for total proceeds of $35,400, excluding transaction costs. The transaction met the criteria for sale leaseback treatment. As such, the lease will be recorded as an operating lease and resulted in a lease liability of approximately $33,900 and an ROU asset of approximately $29,300, which was recorded net of a $4,600 tenant improvement allowance.
Additionally, in February 2022 the Company entered into an agreement to purchase a property in New Jersey for $1,100, subject to customary closing conditions.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of consolidated financial statements in accordance with United Stated generally accepted accounting principles requires our management to make certain estimates that affect the reported amounts. We base our estimates on historical experience, known or expected trends, independent valuations, and carious other assumptions that we believe to be reasonable under the circumstances. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates.
The Company’s significant accounting policies are described in Note 2, “Basis of Presentation and Significant Accounting Policies,” in the Financial Statements, including standards adopted during the current year, none of which had a material impact on our consolidated financial statements.. There have been no other significant changes to our critical accounting policies and estimates. We believe the following critical accounting policies govern the more significant judgments and estimates used in the preparation of our consolidated financial statements.
Business Combinations
Classification of an acquisition as a business combination or an asset acquisition depends on whether the assets acquired constitute a business, which can be a complex judgment. Whether an acquisition is classified as a business combination or asset acquisition can have a significant impact on the accounting considerations on and after acquisition.
In determining the fair value of all identifiable assets and liabilities acquired, the most significant estimates relate to intangible assets. For any intangible asset identified, depending on the type of intangible asset and the complexity of determining its fair value, an independent valuation expert or management may develop the fair value, using appropriate valuation techniques, which are generally based on a forecast of the total expected future net cash flows.

Cannabis licenses are the primary intangible asset acquired in business combinations, as they provide us the ability to operate in each market. The key assumptions used in calculating the fair value of these intangible assets are cash flow projections that include discount rates and terminal growth rates. In calculating the fair value of the cannabis licenses acquired during 2021 and 2020, management selected discount rates that vary depending upon the markets in which each of the acquisitions operate in, generally ranging between 14% and 21%. The terminal growth rate represents the rate at which these businesses will continue to grow into perpetuity. Management selected a terminal growth rate of 3%. Other significant assumptions include revenue, gross profit, operating expenses and anticipated capital expenditures which are based upon the Company’s historical operations along with management projections. The evaluations are linked closely to the assumptions made by management regarding the future performance of these assets. Unanticipated events and circumstances may occur that could affect the accuracy or validity of such assumptions, estimates, or actual results.
Goodwill, Intangible Assets, and Other Long-Lived Assets
Goodwill and intangible assets are recorded at their estimated fair values at the date of acquisition. We review goodwill for impairment annually during the fourth fiscal quarter and whenever events or changes in circumstances indicate the carrying value may not be recoverable. Accounting Standards Codification Topic 350, “Intangibles - Goodwill and Other” (“ASC 350”) permits the assessment of qualitative factors to determine whether events and circumstances lead to the conclusion that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, which would require a quantitative impairment test. Otherwise, no further testing is required.
Our qualitative assessment of the recoverability of goodwill considers various macroeconomic, industry-specific, and company-specific factors. These factors include: (i) severe adverse industry or economic trends; (ii) significant company-specific actions, including exiting an activity in conjunction with restructuring of operations; (iii) current, historical or projected deterioration of our financial performance; or (iv) a sustained decrease in our market capitalization below our net book value. After assessing the totality of events and circumstances, if we determine that it is not more likely than not that the fair value of any of our reporting units is less than its carrying amount, no further assessment is performed. If we determine that it is more likely than not that the fair value of any of our reporting units is less than its carrying amount, we calculate the fair value of that reporting unit and compare the fair value to the reporting unit’s net book value.
If required, the quantitative test involves a comparison of the estimated fair value of a reporting unit to its carrying amount. The fair value of a reporting unit is determined using a combination of the income approach and the market approach. The income approach incorporates the use of a discounted cash flow method in which the estimated future cash flows and terminal value are calculated for each reporting unit and then discounted to present value using an appropriate discount rate. The market approach estimates fair value of a reporting unit by using market comparables for reasonably similar public companies. When applying valuation techniques, the Company relies on a number of factors, including historical results, business plans, forecasts, and market data. Changes in the conditions for these judgments and estimates can significantly affect the assessed value of goodwill. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired. If the carrying amount of a reporting unit exceeds its estimated fair value, then an impairment charge is recorded for the amount by which the carrying amount exceeds the reporting unit’s fair value, up to a maximum amount of the goodwill balance for the reporting unit.
During the fourth quarter of 2021, 2020, and 2019, we performed our annual impairment review of goodwill using a qualitative approach and determined that it was more likely than not that there was no impairment of goodwill. As such, no impairment on goodwill was recognized during 2021, 2020, or 2019.
We evaluate amortizable finite-intangible assets and other long-lived assets, such as property, plant and equipment, for potential impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If an indicator of impairment exists, judgment is required in considering the facts and circumstances surrounding these long-lived assets and assumptions are required to estimate future cash flows used in assessing the recoverable amount of the long-lived asset. Useful lives are reviewed annually. During

2021, 2020, and 2019, we did not note any factors resulting in impairment charges or changes to useful lives for finite-lived intangible assets or other long-lived assets.
Inventories
The net realizable value of inventories represents the estimated selling price for inventories in the ordinary course of business, less all estimated costs of completion and costs necessary to make the sale. The determination of net realizable value requires significant judgment, including consideration of factors such as shrinkage, the aging of and future demand for inventory, expected future selling price we expect to realize by selling the inventory, and the contractual arrangements with customers. Reserves for excess and obsolete inventory are based upon quantities on hand, projected volumes from demand forecasts and net realizable value. The estimates are judgmental in nature and are made at a point in time, using available information, expected business plans and expected market conditions. As a result, the actual amount received on sale could differ from the estimated value of inventory. Periodic reviews are performed on the inventory balance. The impact of changes in inventory reserves is reflected as cost of goods sold.
Leases
For leases other than short-term leases (those with an initial term of twelve months or less), we recognize right-of-use (“ROU”) assets and lease liabilities on the Consolidated Balance Sheet. Operating lease liabilities are initially recognized based on the net present value of the fixed portion of our lease payments from lease commencement through the lease term. To calculate the net present value, we apply an incremental borrowing rate that is estimated as the rate of interest we would pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term. We use quoted interest rates as an input to derive our incremental borrowing rate as the discount rate for the lease. We recognize ROU assets based on operating lease liabilities reduced by lease incentives, including tenant improvement allowances. We test ROU assets for impairment in the same manner as long-lived assets.
Consolidation
Judgment is applied in assessing whether we exercise control and have significant influence over entities in which we directly or indirectly own an interest. We have control when we have the power over the subsidiary, have exposure or rights to variable returns and have the ability to use our power to affect the returns. Significant influence is defined as the power to participate in the financial and operating decisions of the subsidiaries. Where we are determined to have control, these entities are consolidated. Additionally, judgment is applied in determining the effective date on which control was obtained.
Recently Adopted Accounting Standards and Recently Issued Accounting Pronouncements
For information about our recently adopted accounting standards and recently issued accounting standards not yet adopted, see Note 2, “Basis of Presentation and Significant Accounting Policies,” in the Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are exposed in varying degrees to a variety of financial instrument related risks. We mitigate these risks by assessing, monitoring and approving our risk management processes.
Credit Risk
Credit risk is the risk of a potential loss to us if a customer or third party to a financial instrument fails to meet its contractual obligations. The maximum credit exposure at December 31, 2021 is the carrying amount of cash and cash equivalents. We do not have significant credit risk with respect to our customers. All cash and cash equivalents are placed with major U.S. financial institutions.
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
As reflected in the Financial Statements, the Company had an accumulated deficit as of December 31, 2021 and 2020, as well as a net loss for the year ended December 31, 2021, 2020, and 2019, respectively, and negative cash flows from operating activities during the year ended December 31, 2021, 2020, and 2019, respectively, which are indicators that raise substantial doubt of our ability to continue as a going concern. Management believes that substantial doubt of our ability to continue as a going concern for at least one year from the issuance of our Financial Statements has been alleviated due to: (i) cash on hand, including capital raised from the Company’s IPO in May 2021 and proceeds received under our new credit agreement in August 2021, and (ii) continued growth of sales and gross profit from our consolidated operations. Management plans to continue to access capital markets for additional funding through debt and/or equity financings to supplement future cash needs, as may be required. However, management cannot provide any assurances that we will be successful in accomplishing our business plans. If we are unable to raise additional capital on favorable terms, if at all, whenever necessary, we may be forced to decelerate or curtail certain of our operations until such time as additional capital becomes available.
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
COVID-19 Risk
We continue to monitor the COVID-19 Pandemic closely, and although our operations have not been materially affected by the COVID-19 Pandemic to date, the ultimate severity of the outbreak and its impact on the economic environment is uncertain. Our operations are ongoing as the cultivation, processing and sale of cannabis products is currently considered an essential business by the states in which we operate with respect to all customers (except for Massachusetts, where cannabis has been deemed essential only for medical patients). In all locations where regulations have been enabled by governmental authorities, we have expanded consumer delivery options and curbside pickup to help protect the health and safety of our employees and customers. The Pandemic has not materially impacted our business operations or liquidity position to date. We continue to generate operating cash flows to meet our short-term liquidity needs. The uncertain nature of the spread of COVID-19 may impact our business operations for reasons including the potential quarantine of our employees or those of our supply chain partners or a change in our designation as “essential” in states where we do business that currently or in the future impose restrictions on business operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ASCEND WELLNESS HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of Ascend Wellness Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Ascend Wellness Holdings, Inc. (the “Company”) as of December 31, 2021, the related consolidated statement of operations, stockholders’ equity, and cash flows for the year ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Macias Gini & O’Connell LLP
We have served as the Company's auditor since 2021.
San Francisco, California
March 10, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Members and Board of Managers of
Ascend Wellness Holdings, LLC
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Ascend Wellness Holdings, LLC (the “Company”) as of December 31, 2020, the related consolidated statements of operations, members’ equity and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”).
In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP
Marcum LLP
We have served as the Company’s auditor from 2020 until September 28, 2021.
New York, NY
February 25, 2021, except for the second paragraph of Note 1 and the ninth and tenth paragraphs of Note 15, as to which the date is April 22, 2021.

ASCEND WELLNESS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except per share amounts)	2021	2020
Assets
Current assets
Cash and cash equivalents	$155,481	$56,547
Restricted cash	—	1,550
Accounts receivable, net	7,612	6,227
Inventory	65,588	28,997
Notes receivable	4,500	8,259
Other current assets	24,831	32,598
Total current assets	258,012	134,178
Property and equipment, net	239,656	120,540
Operating lease right-of-use assets	103,958	84,642
Intangible assets, net	59,271	50,461
Goodwill	42,967	22,798
Deferred tax assets, net	—	2,395
Other noncurrent assets	19,572	12,734
TOTAL ASSETS	$723,436	$427,748

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$45,454	$31,224
Current portion of debt, net	27,940	59,330
Operating lease liabilities, current	2,665	2,128
Income taxes payable	36,184	18,275
Other current liabilities	5,152	4,328
Total current liabilities	117,395	115,285
Long-term debt, net	230,846	152,277
Operating lease liabilities, noncurrent	197,295	156,400
Deferred tax liabilities, net	1,423	—
Total liabilities	546,959	423,962
Commitments and contingencies (Note 15)
Stockholders' Equity
Membership units, no par value; none authorized, issued, and outstanding as of December 31, 2021; 106,082 issued and outstanding as of December 31, 2020 (Note 12)	—	—
Preferred stock, $0.001 par value per share; 10,000 shares authorized, none issued and outstanding as of December 31, 2021; none authorized, issued, and outstanding as of December 31, 2020 (Note 12)	—	—
Class A common stock, $0.001 par value per share; 750,000 shares authorized, 171,521 shares issued and outstanding as of December 31, 2021; none authorized, issued, and outstanding as of December 31, 2020 (Note 12)	171	—
Class B common stock, $0.001 par value per share, 100 shares authorized, 65 shares issued and outstanding as of December 31, 2021; none authorized, issued, and outstanding as of December 31, 2020 (Note 12)	—	—
Additional paid-in capital	362,555	67,378
Accumulated deficit	(186,249)	(63,592)
Total stockholders' equity	176,477	3,786
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$723,436	$427,748
The accompanying notes are an integral part of the consolidated financial statements.

ASCEND WELLNESS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except per share amounts)	2021	2020	2019
Revenue, net	$332,381	$143,732	$12,032
Cost of goods sold	(196,409)	(82,818)	(8,744)
Gross profit	135,972	60,914	3,288
Operating expenses
General and administrative expenses	116,665	53,067	29,409
Settlement expense	36,511	—	—
Total operating expenses	153,176	53,067	29,409
Operating (loss) profit	(17,204)	7,847	(26,121)

Other (expense) income
Interest expense	(63,989)	(12,993)	(6,477)
Other, net	256	7	23
Total other expense	(63,733)	(12,986)	(6,454)
Loss before income taxes	(80,937)	(5,139)	(32,575)
Income tax expense	(41,720)	(18,702)	(667)
Net loss	(122,657)	(23,841)	(33,242)
Less: net income attributable to non-controlling interests	—	1,598	(1,347)
Net loss attributable to Ascend Wellness Holdings, Inc.	$(122,657)	$(25,439)	$(31,895)

Net loss per share attributable to Class A and Class B stockholders of Ascend Wellness Holdings, Inc. — basic and diluted (Note 12)	$(0.82)	$(0.27)	$(0.37)
Weighted-average common shares outstanding — basic and diluted	149,434	95,165	87,289

The accompanying notes are an integral part of the consolidated financial statements.

ASCEND WELLNESS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

		Class A and Class B Common Stock		Attributable to Stockholders of the Parent
(in thousands)	Historical LLC Units	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity	Non- Controlling Interests	Total Equity
December 31, 2018	68,303	—	$—	$32,892	$(6,258)	$26,634	$—	$26,634
Proceeds from private placement	21,205	—	—	38,481	—	38,481	—	38,481
Units issued in acquisitions or asset purchases	313	—	—	263	—	263	—	263
Non-controlling interests issued in acquisitions	—	—	—	—	—	—	2,393	2,393
Equity-based compensation expense	—	—	—	311	—	311	—	311
Net loss	—	—	—	—	(31,895)	(31,895)	(1,347)	(33,242)
December 31, 2019	89,821	—	$—	$71,947	$(38,153)	$33,794	$1,046	$34,840
Units issued in acquisitions or asset purchases	10,000	—	—	2,800	—	2,800	—	2,800
Purchase of non-controlling interests	3,635	—	—	(8,329)	—	(8,329)	(2,644)	(10,973)
Vesting of restricted common units	2,626	—	—	—	—	—	—	—
Equity-based compensation expense	—	—	—	680	—	680	—	680
Issuance of warrants	—	—	—	280	—	280	—	280
Net loss	—	—	—	—	(25,439)	(25,439)	1,598	(23,841)
December 31, 2020	106,082	—	$—	$67,378	$(63,592)	$3,786	$—	$3,786
Equity issued in litigation settlement	5,025	—	—	27,431	—	27,431	—	27,431
Conversion of historical common units	(55,330)	55,330	55	(55)	—	—	—	—
Conversion of historical preferred units	(58,036)	58,036	58	(58)	—	—	—	—
Issuance of common stock in public offerings, net of $5,935 of underwriting commissions and discounts and offering expenses	—	11,500	12	86,053	—	86,065	—	86,065
Conversion of convertible notes upon initial public offering	—	37,388	37	137,718	—	137,755	—	137,755
Beneficial conversion feature associated with conversion of preferred units upon initial public offering	—	3,420	3	27,358	—	27,361	—	27,361
Issuance of common stock	—	1,986	2	3,748	—	3,750	—	3,750
Shares issued in acquisitions or asset purchases	—	664	1	3,651	—	3,652	—	3,652
Vesting of restricted common units	2,209	3,388	3	(3)	—	—	—	—
Equity-based compensation expense	50	—	—	14,502	—	14,502	—	14,502
Repurchase of warrants	—	—	—	(4,156)	—	(4,156)	—	(4,156)
Taxes withheld under equity-based compensation plans, net	—	(126)	—	(1,012)	—	(1,012)	—	(1,012)
Net loss	—	—	—	—	(122,657)	(122,657)	—	(122,657)
December 31, 2021	—	171,586	$171	$362,555	$(186,249)	$176,477	$—	$176,477
The accompanying notes are an integral part of the consolidated financial statements.

ASCEND WELLNESS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2021	2020	2019
Cash flows from operating activities
Net loss	$(122,657)	$(23,841)	$(33,242)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	22,219	12,561	4,101
Amortization of operating lease assets	1,359	872	194
Non-cash interest expense	42,691	5,319	1,522
Equity-based compensation expense	23,093	680	311
Equity issued in litigation settlement	27,431	—	—
Deferred income taxes	(3,636)	(1,286)	(1,109)
Loss on sale of assets	605	286	—
Changes in operating assets and liabilities, net of effects of acquisitions
Accounts receivable	(1,345)	(6,007)	(220)
Inventory	(36,500)	(11,744)	(15,789)
Other current assets	(14,390)	(2,784)	(3,664)
Other noncurrent assets	(6,831)	(5,078)	(1,739)
Accounts payable and accrued liabilities	6,729	1,937	5,863
Other current liabilities	771	3,719	609
Lease liabilities	814	2,862	459
Income taxes payable	17,909	16,500	1,775
Net cash used in operating activities	(41,738)	(6,004)	(40,929)
Cash flows from investing activities
Additions to capital assets	(88,428)	(26,419)	(41,670)
Investments in notes receivable	(2,976)	(5,559)	(9,200)
Collection of notes receivable	327	527	—
Proceeds from sale of assets	930	26,750	13,750
Acquisition of businesses, net of cash acquired	(23,086)	(26,044)	(8,731)
Purchases of intangible assets	—	(127)	(19,700)
Net cash used in investing activities	(113,233)	(30,872)	(65,551)
Cash flows from financing activities
Proceeds from issuance of common stock in public offerings, net of underwriting discounts and commissions and offering expenses	86,065	—	—
Proceeds from issuance of debt	259,500	101,886	64,742
Repayments of debt	(79,267)	(19,591)	(6,018)
Repurchase of warrants	(4,156)	—	—
Proceeds from private placement	—	—	38,481
Proceeds from finance leases	—	3,750	14,000
Repayments under finance leases	—	(478)	(143)
Debt issuance costs	(8,775)	(3,399)	—
Taxes withheld under equity-based compensation plans, net	(1,012)	—	—
Net cash provided by financing activities	252,355	82,168	111,062
Net increase in cash, cash equivalents, and restricted cash	97,384	45,292	4,582
Cash, cash equivalents, and restricted cash at beginning of period	58,097	12,805	8,223
Cash, cash equivalents, and restricted cash at end of period	$155,481	$58,097	$12,805

The accompanying notes are an integral part of the consolidated financial statements.

ASCEND WELLNESS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)

	Year Ended December 31,
(in thousands)	2021	2020	2019
Supplemental Cash Flow Information
Interest paid	$20,538	$6,204	$3,229
Income taxes paid	28,055	2,417	—

Non-cash investing and financing activities
Capital expenditures incurred but not yet paid	15,682	11,572	3,435
Conversion of convertible notes and accrued interest upon initial public offering	137,755	—	—
Conversion of preferred units into Class A common stock upon initial public offering	70,660	—	—
Beneficial conversion feature associated with conversion of preferred units upon initial public offering	27,361	—	—
Shares issued for share-settled debt	3,750	—	—
Issuance of shares in business acquisitions	3,652	2,319	—
Issuance of shares for intangible assets	—	481	263
Issuance of shares in purchase of non-controlling interests	—	1,018	—
Warrants issued with notes payable	—	280	—
Issuance of non-controlling interests in acquisition	—	—	2,393
The accompanying notes are an integral part of the consolidated financial statements.

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

1. THE COMPANY AND NATURE OF OPERATIONS
Ascend Wellness Holdings, Inc., which operates through its subsidiaries (collectively referred to as “AWH,” “Ascend,” “we,” “us,” “our,” or the “Company”), is a multi-state operator in the United States cannabis industry. AWH owns, manages, and operates cannabis cultivation facilities and dispensaries in several states across the United States, including Illinois, Massachusetts, Michigan, New Jersey, and Ohio. AWH is headquartered in New York, New York.
The Company was originally formed on May 15, 2018 as Ascend Group Partners, LLC, and changed its name to “Ascend Wellness Holdings, LLC” on September 10, 2018. On April 22, 2021, Ascend Wellness Holdings, LLC converted into a Delaware corporation and changed its name to “Ascend Wellness Holdings, Inc.” and effected a 2-for-1 reverse stock split (the “Reverse Split”), which is retrospectively presented for all periods in these financial statements. We refer to this conversion throughout this filing as the “Conversion.” As a result of the Conversion, the members of Ascend Wellness Holdings, LLC became holders of shares of stock of Ascend Wellness Holdings, Inc. Following the Conversion, the Company has authorized 750,000 shares of Class A common stock with a par value of $0.001 per share, 100 shares of Class B common stock with a par value of $0.001 per share, and 10,000 shares of preferred stock with a par value of $0.001 per share. The historical consolidated financial statements prior to the Conversion date are those of Ascend Wellness Holdings, LLC and its subsidiaries.
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
Initial Public Offering
On May 4, 2021, the Company completed an Initial Public Offering (“IPO”) of its Class A common stock, in which it issued and sold 10,000 shares of Class A common stock at a price of $8.00 per share. On May 7, 2021, the underwriters exercised their over-allotment option in full and we issued and sold an additional 1,500 shares of Class A common stock. We received total net proceeds of approximately $86,065 after deducting underwriting discounts and commissions and certain other direct offering expenses paid by us. In connection with the IPO, the historical common units, Series Seed Preferred Units, Series Seed+ Preferred Units, and Real Estate Preferred Units then-outstanding automatically converted into a total of 113,301 shares of Class A common stock and 65 historical common units were allocated as shares of Class B common stock. Additionally, 3,420 shares of Class A common stock were issued for a beneficial conversion feature associated with the conversion of certain historical preferred units and the Company’s convertible notes, plus accrued interest, converted into 37,388 shares of Class A common stock. See Note 12, “Stockholders’ Equity,” for additional details.
Shares of the Company’s Class A common stock are listed on the Canadian Securities Exchange (the “CSE”) under the ticker symbol “AAWH.U” and are quoted on the OTCQX Best Market (the “OTCQX”) under the symbol “AAWH.” We are an emerging growth company under federal securities laws and as such we are able to elect to follow scaled disclosure requirements for this filing.
2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The consolidated financial statements and accompanying notes (the “Financial Statements”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The Financial Statements include the accounts of Ascend Wellness Holdings, Inc. and its subsidiaries, including: AGP Investments, LLC; Ascend Group Partners, LLC; Ascend Illinois Holdings, LLC; Ascend Illinois, LLC; Revolution Cannabis-Barry, LLC; HealthCentral, LLC; Massgrow, LLC; Ascend Mass, LLC Ascend Friend Street RE LLC; Ascend New Jersey, LLC; FPAW Michigan 2, Inc.; and Ascend Ohio, LLC. Refer to Note 8, “Variable Interest Entities,” for additional information regarding certain entities that are not wholly-owned by the

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

Company. We include the results of acquired businesses in the consolidated statements of operations from their respective acquisition dates. All intercompany accounts and transactions have been eliminated in consolidation.
We round amounts in the Financial Statements to thousands, except per share or per unit data or as otherwise stated. We calculate all percentages, per-unit, and per-share data from the underlying whole-dollar amounts. Thus, certain amounts may not foot, crossfoot, or recalculate based on reported numbers due to rounding. The consolidated financial statements and the accompanying notes are expressed in U.S. dollars, which is the Company’s functional currency. Unless otherwise indicated, all references to years are to our fiscal year, which ends on December 31.
Use of Estimates
The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts. We base our estimates on historical experience, known or expected trends, independent valuations, and various other measurements that we believe to be reasonable under the circumstances. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates.
Liquidity
As reflected in the Financial Statements, the Company had an accumulated deficit as of December 31, 2021 and 2020, as well as a net loss for the year ended December 31, 2021, 2020 and 2019, respectively, and negative cash flows from operating activities during the year ended December 31, 2021, 2020, and 2019, respectively, which are indicators that raise substantial doubt of our ability to continue as a going concern. Management believes that substantial doubt of our ability to continue as a going concern for at least one year from the issuance of these Financial Statements has been alleviated due to: (i) cash on hand, including capital raised from the Company’s IPO in May 2021 and proceeds received under our new credit agreement in August 2021, and (ii) continued growth of sales and gross profit from our consolidated operations. Management plans to continue to access capital markets for additional funding through debt and/or equity financings to supplement future cash needs, as may be required. However, management cannot provide any assurances that the Company will be successful in accomplishing its business plans. If the Company is unable to raise additional capital whenever necessary, it may be forced to decelerate or curtail certain of its operations until such time as additional capital becomes available.
Reclassifications
Certain prior year amounts have been reclassified to conform with our current period presentation. These changes had no impact on our previously reported net loss.
Variable Interest Entities
A variable interested entity (“VIE”) is a legal entity that does not have sufficient equity at risk to finance its activities without additional subordinated financial support or is structured that such equity investors lack the ability to make significant decisions relating to the entity’s operations through voting rights or do not substantively participate in the gains or losses of the entity. The primary beneficiary has both the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.
We assess all variable interests in the entity and use our judgment when determining if we are the primary beneficiary. In determining whether we are the primary beneficiary of a VIE, we assess whether we have the power to direct matters that most significantly impact the activities of the VIE and the obligation to absorb losses or the right to receive the benefits from the VIE that could potentially be significant to the VIE. Other qualitative factors that are considered include decision-making responsibilities, the VIE capital structure, risk and rewards sharing, contractual agreements with the VIE, voting rights, and level of involvement of other parties. We assess the primary beneficiary determination for a VIE on an ongoing basis if there are any changes in the facts and circumstances related to a VIE.

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

Where we determine we are the primary beneficiary of a VIE, we consolidate the accounts of that VIE. The equity owned by other stockholders is shown as non-controlling interests in the accompanying Consolidated Balance Sheets, Statements of Operations, and Statements of Changes in Stockholders’ Equity. The assets of the VIE can only be used to settle obligations of that entity, and any creditors of that entity generally have no recourse to the assets of other entities or the Company unless the Company separately agrees to be subject to such claims.
Non-Controlling Interests
Non-controlling interests (“NCI”) represent equity interests in certain of our subsidiaries that are owned by outside parties. NCI may be initially measured at fair value or at the NCI’s proportionate share of the recognized amounts of the acquiree’s identifiable net assets, made on a transaction by transaction basis. We have elected to measure each NCI at its proportional share of the recognized amounts of the acquiree’s identifiable net assets. The share of net assets attributable to NCI are presented as a component of equity. Their share of net income or loss is recognized directly in equity. Total comprehensive income or loss of subsidiaries is attributed to the members of the Company and to the NCI, even if this results in the NCI having a deficit balance. During 2020, the Company purchased the NCI related to Ascend Illinois. There are no NCI as of December 31, 2021 and 2020. See Note 8, “Variable Interest Entities,” for additional information.
Cash and Cash Equivalents and Restricted Cash
The Company considers all highly liquid securities with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents include cash deposits in financial institutions plus cash held at retail locations. Cash and cash equivalents are stated at nominal value, which equals fair value. Restricted cash in the prior year consists of deposits that the Company is contractually obligated to maintain in accordance with the terms of a construction loan that was repaid during 2021. See Note 11, “Debt,” for additional information.
We maintain cash with various U.S. banks and credit unions with balances in excess of the Federal Deposit Insurance Corporation and National Credit Union Share Insurance Fund limits. The failure of a bank or credit union where we have significant deposits could result in a loss of a portion of such cash balances in excess of the insured limits, which could materially and adversely affect our business, financial condition, and results of operations.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash to amounts shown in the Consolidated Statements of Cash Flows:

	December 31,
(in thousands)	2021	2020
Cash and cash equivalents	$155,481	$56,547
Restricted cash	—	1,550
Total cash, cash equivalents, and restricted cash	$155,481	$58,097
As of December 31, 2021 and 2020, we did not hold significant cash equivalents.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are recorded at the invoiced amount, which may bear interest and do not require collateral. Past due balances are determined based on the contractual terms of the arrangements. The Company estimates its allowance for doubtful accounts based on specific identification of probable credit losses and historical write-off experience. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2021, the Company recorded $374 in allowance for doubtful accounts. No allowance for doubtful accounts was required as of December 31, 2020. Write-offs were not significant during 2021, 2020, or 2019.

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

Inventory
Inventory includes the direct costs of seeds and growing materials, indirect costs (such as utilities, labor, depreciation, and overhead costs), and subsequent costs to prepare the products for ultimate sale, which include direct costs such as materials and indirect costs such as utilities and labor. All direct and indirect costs related to inventory are capitalized when they are incurred and they are subsequently classified to “Cost of goods sold” in the Consolidated Statements of Operations. Inventory is valued at the lower of cost and net realizable value, with cost determined using the weighted-average cost method for cultivation inventory and specific identification for retail inventory. The Company reviews inventory for obsolete and slow-moving goods, and any such inventories are written down to net realizable value.
Notes Receivable
The Company provides financing to various related and non-related businesses within the cannabis industry. These notes are classified as held for investment and are accounted for as financial instruments in accordance with Accounting Standards Codification (“ASC”) Topic 310, Receivables. The carrying amounts of notes receivable approximate fair value due to their short-term nature. The Company recognizes impairment on notes receivable when, based on all available information, it is probable that a loss has been incurred based on past events and conditions existing at the date of the Financial Statements. No impairment losses were recognized in 2021, 2020, or 2019.
Property and Equipment
Property and equipment is stated at cost, net of accumulated depreciation, amortization and impairment losses, if any. Land and construction in process are not depreciated. Depreciation and amortization is calculated on a straight-line basis over the estimated useful lives of the assets which are as follows:

Category	Estimated Lives
Machinery and other equipment	5 years
Leasehold improvements	Shorter of 10 years or lease term
Buildings	39 years
Estimates of useful life and the method of depreciation are reviewed only when events or changes in circumstances indicate that the current estimates or depreciation method are no longer appropriate. Any changes are accounted for on a prospective basis as a change in estimate. Construction in progress is measured at cost and is reclassified upon completion as building or leasehold improvements, depending on the nature of the assets, and depreciated over the estimated useful life of the asset. Repairs and maintenance costs are expensed as incurred. Property and equipment is derecognized upon disposal or when no future economic benefits are expected from its use. Any gain or loss arising from derecognition of the asset is included in the Consolidated Statements of Operations.
Leases
The Company early adopted Accounting Standards Update (“ASU”) 2016-01, Leases, at formation as of May 15, 2018 and accounts for leases in accordance with ASC Topic 842. We record right-of-use (“ROU”) assets on the balance sheet (representing the right to use an underlying asset for the lease term) and the corresponding lease liabilities (the obligation to make lease payments arising from the lease). We do not record ROU assets or lease liabilities for leases with an initial term of 12 months or less and we recognize payments for such leases in our Consolidated Statements of Operations on a straight-line basis over the lease term. We do not separate lease components from non-lease components for all asset classes. Sale-leasebacks are assessed to determine whether a sale has occurred under ASC Topic 606, Revenue from Contracts with Customers. If a sale is determined not to have occurred, the underlying “sold” assets are not derecognized and a financing liability is established in the amount of cash received. At such time the lease expires, the assets are then derecognized along with the financing liability, with a gain recognized on disposal for the difference between the two amounts, if any. A lease of property and equipment is classified as an operating lease whenever the terms of the lease do not transfer substantially all the risks and

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

rewards of ownership to the Company. Lease payments are recognized as an expense on a straight-line basis over the lease term, except where another systematic basis is more representative of the time pattern in which the economic benefits are consumed. See Note 10, “Leases,” for additional information on our lease arrangements.
Intangible Assets
Finite-lived intangible assets are recorded at cost less accumulated amortization and accumulated impairment losses, if any. Intangible assets acquired in a business combination are measured at fair value at the acquisition date. These assets are amortized on a straight-line basis over their estimated useful lives as follows:

Useful Life
Tradenames	6 months
Licenses and permits	10 years
In-place leases	Lease term
The estimated useful life and amortization method are reviewed at the end of each reporting year, and the effect of any changes in estimate is accounted for on a prospective basis. No impairment indicators were noted during 2021, 2020, or 2019 and, as such, we did not record any impairment charges during those periods.
Goodwill and Indefinite Life Intangible Assets
Goodwill represents the excess of purchase price of acquired businesses over the fair value of the assets acquired and liabilities assumed. Goodwill is allocated to the reporting unit in which the business that created the goodwill resides. We have elected to make the first day of our fourth quarter the annual impairment assessment date for goodwill. However, we could be required to evaluate the recoverability of goodwill more often if impairment indicators exist.
In 2018, we early adopted ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates the two-step goodwill impairment process and allows us to test goodwill for impairment by comparing the fair value of a reporting unit to its carrying amount. If the fair value of a reporting unit is less than its carrying value, an impairment charge will be recorded for the difference between the fair value and carrying value, but is limited to the carrying value of the reporting unit’s goodwill. During the fourth quarter of 2020, we performed our annual assessment of goodwill, noting no indicators of impairment and, as such, we did not record any impairment charges. No impairment was recorded during 2021, 2020, or 2019.
Indefinite life intangible assets are carried at cost less accumulated impairment losses. The Company reviews the classification each reporting period to determine whether the assessment made about the useful life as indefinite or finite is still appropriate. Any change is accounted for on a prospective basis as a change in estimate.
Impairment of Long-Lived Assets
The Company evaluates the recoverability of long-lived assets, including property and equipment, finite life intangible assets, and lease-related ROU assets, whenever events or changes in circumstances indicate a potential impairment exists. We group assets at the lowest level for which cash flows are separately identifiable, referred to as an asset group. When indicators of potential impairment exist, we prepare a projected undiscounted cash flow analysis for the respective asset or asset group. If the sum of the undiscounted cash flow is less than the carrying value of the asset or asset group, an impairment loss is recognized equal to the excess of the carrying value over the fair value, if any.
Fair Value of Financial Instruments
Fair value is the price we would receive to sell an asset or pay to transfer a liability in an orderly transaction with a market participant at the measurement date. In the absence of active markets for the identical assets or liabilities, such measurements involve developing assumptions based on market observable data and, in the absence of such data, internal information that is consistent with what market participants would use in a hypothetical transaction that occurs at the measurement date.

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. Preference is given to observable inputs. These two types of inputs create the following fair value hierarchy:
Level 1 – Quoted prices for identical instruments in active markets;
Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable; and
Level 3 – Significant inputs to the valuation model are unobservable.
We evaluate assets and liabilities subject to fair value measurements on a recurring and non-recurring basis to determine the appropriate level at which to classify them for each reporting period. The Company records cash, accounts receivable, notes receivable, and notes payable at cost. The carrying value of these instruments approximates their fair value due to their short-term maturities. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. We had no transfers of assets or liabilities between any of the hierarchy levels during 2021 or 2020.
In addition to assets and liabilities that are measured at fair value on a recurring basis, we are also required to measure certain assets at fair value on a non-recurring basis that are subject to fair value adjustments in specific circumstances. These assets can include: goodwill; intangible assets; property and equipment; and lease related ROU assets. We estimate the fair value of these assets using primarily unobservable Level 3 inputs.
Convertible Instruments
The Company accounts for hybrid contracts that feature conversion options in accordance with ASC Topic 815, Derivatives and Hedging Activities (“ASC 815”). ASC 815 requires companies to bifurcate conversion options and account for them as freestanding financial instruments according to certain criteria. If the embedded features do not meet the criteria for bifurcation, the convertible instrument is accounted for as a single hybrid instrument in accordance with ASC Topic 470-20, Debt with Conversion and Other Options (“ASC 470-20”).
From time to time, the Company may issue, in connection with its debt, warrants to purchase common units. The warrants are recorded at fair value using the Black-Scholes option pricing model or a binomial model, based on the classification of the instrument. The classification of warrants as liabilities or equity is evaluated at issuance.
Acquisitions
We account for business combinations using the acquisition method of accounting. On the date of the acquisition, we allocate the purchase price to the assets acquired and liabilities assumed at their estimated fair values. Goodwill on the acquisition date is measured as the excess of the purchase price over the fair values of assets acquired and liabilities assumed. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, our estimates are subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with corresponding adjustments to goodwill. We recognize subsequent changes in the estimate of the amount to be paid under contingent consideration arrangements in the accompanying Consolidated Statements of Operations. We expense acquisition-related costs as incurred.
For acquisitions that are not deemed to be businesses, the assets acquired are recognized based on their cost to the Company as the acquirer and no gain or loss is recognized. The cost of assets acquired in a group is allocated to the individual assets within the group based on their relative fair values and does not give rise to goodwill. Transaction costs related to acquisitions of assets are included in the cost basis of the assets acquired.

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

Contingencies and Litigation
The Company may be subject to lawsuits, investigations, and other claims related to employment, commercial, and other matters that arise out of operations in the normal course of business. We accrue for loss contingencies when losses become probable and are reasonably estimable. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability. We recognize legal costs as an expense in the period incurred.
Defined Contribution Savings Plan
During 2021, the Company began to sponsor an employee retirement plan (the “401(k) Plan”) that provides eligible employees of the Company an opportunity to accumulate funds for retirement. The Company provides matching contributions on a discretionary basis. No matching contributions were made to the 401(k) Plan during 2021.
Income Taxes
Deferred taxes are provided using an asset and liability method whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis. We measure deferred tax assets and liabilities using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered. Deferred tax assets are reviewed for recoverability on an annual basis. A valuation allowance is recorded to reduce the carrying amount of a deferred tax asset to its realizable value unless it is more likely than not that such asset will be realized. We recognize interest and penalties associated with tax matters as part of the income tax provision, if any, and include accrued interest and penalties with the related tax liability in the Consolidated Balance Sheet, if applicable.
As discussed further in Note 14, “Income Taxes,” we are subject to the provisions of Internal Revenue Code (“IRC”) Section 280E.
Revenue Recognition
Revenue is recognized in accordance with ASU 2014-09, Revenue from Contracts with Customers (Topic 606), and the related subsequent pronouncements (collectively “Topic 606”), which the Company early adopted at formation as of May 15, 2018. Under Topic 606, revenue recognition depicts the transfer of promised goods or services to a customer in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. Revenue recognition is aligned with the delivery of goods and services and is recognized at a point in time or over time, the assessment of which requires judgment.
In accordance with Topic 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue reflects the consideration to which the Company expects to be entitled to receive in exchange for these goods or services. The Company applies the following five-step analysis to determine whether, how much, and when revenue is recognized: (1) identify the contract with the customer; (2) identify the performance obligation in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligation in the contract; and (5) recognize revenue when or as the Company satisfies a performance obligation.
Under Topic 606, revenue from the sale of medicinal and adult-use cannabis and derivative products has a single performance obligation and revenue is recognized at the point in time when control of the product transfers and the Company’s obligations have been fulfilled. This generally occurs upon delivery and acceptance by the customer. Amounts disclosed as revenue are net of allowances, discounts, and rebates. Sales discounts were not material during 2021 or 2020. Sales taxes collected from customers are excluded from revenue.
For certain locations, we offer a loyalty program to dispensary customers. A portion of the revenue generated in a sale is allocated to the loyalty points earned and the amount allocated to the points earned is deferred until the loyalty points are redeemed or expire. The liability related to the loyalty program we offer dispensary

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

customers at certain locations was $518 and $219 at December 31, 2021 and 2020, respectively, and is included in “Other current liabilities” on the accompanying Consolidated Balance Sheets.
Equity-Based Payments
The Company issues equity-based awards to employees and non-employee directors for services. The Company accounts for these awards in accordance with ASC Topic 718, Compensation–Stock Compensation. Awards are measured based on their fair value at the grant date and recognized as compensation expense over the requisite service period. Forfeitures are accounted for as they occur. The Company issues new shares to satisfy the issuance of equity-based payments.
Basic and Diluted Loss per Share
The Company computes earnings (loss) per share (“EPS”) using the two-class method required for multiple classes of common stock. The rights, including the liquidation and dividend rights, of the Class A common stock and Class B common stock are substantially identical, except for voting and conversion rights. As the liquidation and dividend rights are identical, undistributed earnings are allocated on a proportionate basis to each class of common stock and the resulting basic and diluted net loss per share attributable to common stockholders are, therefore, the same for both Class A and Class B common stock on both an individual and combined basis. EPS and weighted-average shares outstanding for the year ended December 31, 2021 and 2020 have been computed on the basis of treating the historical common unit equivalents previously outstanding as shares of Class A common stock, as such historical units converted into shares of Class A common stock in the Conversion.
Basic EPS is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects potential dilution and is computed by dividing net loss by the weighted-average number of common shares outstanding during the period increased by the number of additional common shares that would have been outstanding if all potential common shares had been issued and were dilutive. However, potentially dilutive securities are excluded from the computation of diluted EPS to the extent that their effect is anti-dilutive. Potential dilutive securities in the current year include incremental shares of common stock issuable upon the exercise of warrants, unvested restricted stock awards, and unvested restricted stock units. Potential dilutive securities in the prior years includes incremental shares of common stock issuable upon the exercise of warrants, vested incentive units, unvested restricted stock awards, and the conversion of convertible notes. As of December 31, 2021, 2020, and 2019, 11,513, 37,181, and 12,146 shares of common stock equivalents, respectively, were excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive.
Shares of restricted stock granted by us are considered to be legally issued and outstanding as of the date of grant, notwithstanding that the shares remain subject to the risk of forfeiture if the vesting conditions for such shares are not met, and are included in the number of shares of Class A common stock outstanding disclosed on the cover page of this Annual Report on Form 10-K. Weighted-average common shares outstanding excludes time-based and performance-based unvested shares of restricted Class A common stock, as restricted shares are treated as issued and outstanding for financial statement presentation purposes only after such shares have vested and, therefore, have ceased to be subject to a risk of forfeiture.
Recently Adopted Accounting Standards
Income Taxes
In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes, (“ASU 2019-12”) which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 became effective for the Company on beginning January 1, 2021 and did not have a significant impact on our Financial Statements.

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

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

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

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

	Year Ended December 31,
(in thousands)	2021	2020	2019
Retail revenue	$231,930	$103,859	$11,204
Wholesale revenue	148,483	57,452	1,970
	380,413	161,311	13,174
Elimination of inter-company revenue	(48,032)	(17,579)	(1,142)
Total revenue, net	$332,381	$143,732	$12,032

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

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
2021 Acquisitions
Effective May 5, 2021, the Company completed the acquisition of the parent company of Hemma, LLC (“Hemma”), the owner of a medical cultivation site in Ohio. Total consideration of $10,381, subject to customary working capital adjustments, consisted of a total cash payment of $7,212, settlement of $2,500 due under a note receivable, and $669 due under a working capital loan. Acquisition-related costs incurred during the year ended December 31, 2021 were not material.
Effective October 1, 2021, the Company completed the acquisition of BCCO, LLC (“BCCO”), a medical dispensary license holder in Ohio. Total consideration of $5,561, subject to customary working capital and closing adjustments, consisted of a cash payment of $1,995, settlement of $1,750 due under a note receivable, and $1,816 due under a working capital loan. Acquisition-related costs incurred during the year ended December 31, 2021 were not material.
Effective December 22, 2021, the Company completed the acquisition of Ohio Cannabis Clinic, LLC (“OCC”), a medical dispensary license holder in Ohio. Total consideration of $16,100, subject to customary working capital adjustments, consisted of a total cash payment of $12,448 and the issuance of 664 shares of Class A common stock with a fair value of $3,652 at issuance. Acquisition-related costs incurred during the year ended December 31, 2021 were not material.
Preliminary Purchase Price Allocation
The Company allocated the purchase price of the acquisitions completed during 2021 as summarized in the table below. The purchase price allocation for these acquisitions reflects various preliminary fair value estimates and analyses, including certain tangible assets acquired and liabilities assumed, the valuation of intangible assets acquired, and goodwill, which are subject to change within the measurement period as preliminary valuations are finalized (generally one year from the acquisition date). Measurement period adjustments are recorded in the reporting period in which the estimates are finalized and adjustment amounts are determined.

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

(in thousands)	Hemma	BCCO	OCC
Assets acquired (liabilities assumed):
Cash	$44	$2,144	$84
Accounts receivable	41	—	—
Inventory	188	343	217
Property and equipment(1)	153	657	288
Other noncurrent assets	—	5	—
License(2)	6,928	1,797	8,342
Goodwill(3)	3,039	833	7,170
Accounts payable and accrued liabilities	(12)	(218)	(1)
Net assets acquired	$10,381	$5,561	$16,100

Consideration transferred:
Cash(4)	$7,212	$1,995	$12,448
Settlement of note and working capital loan(5)	3,169	3,566	—
Fair value of shares issued(6)	—	—	3,652
Total consideration	$10,381	$5,561	$16,100
(1)Consists of furniture, fixtures and equipment of $162 and leasehold improvements of $936.
(2)The amortization period for acquired licenses is 10 years.
(3)Goodwill is largely attributable to the value we expect to obtain from long-term business growth and buyer-specific synergies. The Company is evaluating whether the goodwill is deductible for tax purposes under the limitations imposed under IRC Section 280E. See Note 14, “Income Taxes,” for additional information.
(4)Total cash consideration includes a $4,712 sellers’ note for Hemma, which was paid in December 2021, and a $7,471 sellers’ note for OCC. See Note 11, “Debt,” for additional information.
(5)Hemma includes settlement of $2,500 due under a note receivable and settlement of $669 due under a working capital line of credit. BCCO includes settlement of $1,750 due under a note receivable and settlement of $1,816 due under a working capital line of credit
(6)The sellers of OCC received 664 shares of Class A common stock with a fair value of $3,652 at issuance. Per the terms of the agreement with OCC, the number of shares issued was based on $3,798 divided by the volume weighted-average price per share of the Class A common stock as reported on the CSE for the ten consecutive trading days ending on the date immediately preceding the closing date.
2020 Acquisitions
Effective August 1, 2020, the Company acquired MOCA LLC (“MOCA”), a dispensary operator in the Chicago, Illinois area, which was consolidated as a VIE from the signing date until the final closing date in December 2020. Effective September 29, 2020, the Company’s subsidiary, Ascend New Jersey, acquired the assets and liabilities of Greenleaf Compassion Center (“GCC”), a vertically integrated operator in New Jersey with licenses for three retail locations and one cultivation and manufacturing facility. Additionally, effective December 15, 2020, the Company entered into an agreement to acquire Chicago Alternative Health Center, LLC and Chicago Alternative Health Center Holdings, LLC (together, “Midway”), a medical and adult use dispensary operator in the Chicago, Illinois area. Midway is consolidated as a VIE from the signing date through the final closing date, which occurred in January 2022.
During the year ended December 31, 2021, we recorded measurement period purchase accounting adjustments based on changes to certain estimates and assumptions and their related impact to goodwill, as described below. The following table presents the final purchase price allocation for each of our 2020 acquisitions:

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

(in thousands)	MOCA	GCC	Midway
Assets acquired (liabilities assumed):
Cash	$261	$39	$82
Inventory	1,308	660	499
Prepaids and other current assets	1,367	—	14
Property and equipment(1)	790	—	2,016
Trade names(2)	170	30	180
License(3)	9,755	11,501	14,684
Goodwill(2)	11,861	4,077	15,178
Other assets	83	—	50
Accounts payable and accrued liabilities	(308)	—	(55)
Deferred tax liability(4)	(2,975)	—	(4,479)
Net assets acquired	$22,312	$16,307	$28,169

Consideration transferred:
Cash(5)	$21,174	$13,626	$28,169
Fair value of AWH common units(6)	1,138	1,181	—
Settlement of note	—	1,500	—
Total consideration	$22,312	$16,307	$28,169
(1)Consists of real property with a fair value of $876, furniture, fixtures and equipment of $1,399, and leasehold improvements of $531.
(2)The amortization period for the acquired intangible assets is 10 years and trade names is 6 months. During the year ended December 31, 2021, we recorded the following measurement period purchase accounting adjustments to the acquired intangible assets based on changes to certain estimates and assumptions with a related impact to goodwill: the MOCA license was revised from $10,661 to $9,755; the GCC license was revised from $11,845 to $11,501; the Midway license was revised from $15,108 to $14,684; and the Midway trade name was revised from $10 to $180. Additionally, during the year ended December 31, 2021 we recorded measurement period adjustments to goodwill for MOCA and Midway for pre-acquisition deferred tax liabilities of $2,975 and $4,479, respectively, due to the finalization of certain income-tax related items.
(3)Goodwill is largely attributable to the value we expect to obtain from long-term business growth and buyer-specific synergies. The goodwill is not deductible for tax purposes due to the limitations imposed on marijuana dispensaries under IRC Section 280E. See Note 14, “Income Taxes,” for additional information.
(4)The deferred tax liabilities related to MOCA and Midway were recorded as measurement period purchase accounting adjustments with a related impact to goodwill during the year ended December 31, 2021 due to the finalization of certain income-tax related items.
(5)MOCA includes a seller’s note of $11,174 that is included in “Current portion of debt, net” on the Consolidated Balance Sheet at December 31, 2020 and was paid in January 2021. Midway includes a total seller’s note of $25,369, which reflects a working capital adjustment of $169 that was recorded during the year ended December 31, 2021 with a related impact to goodwill. Of the total Midway seller’s note, $17,369 and $17,200 is included in “Current portion of debt, net, on the Consolidated Balance Sheet at December 31, 2021 and 2020, respectively, and was paid in January 2022. $8,000 is included in “Long-term debt, net” on the Consolidated Balance Sheets at each of December 31, 2021 and 2020. See Note 11, “Debt,” for additional information.
(6)The former owners of MOCA and GCC received 4,063 and 4,219 historical AWH common units, respectively, with a fair value of $1,138 and $1,181, respectively, at issuance.

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

Financial and Pro Forma Information
The following tables summarize the revenue and net income (loss) related to our acquisitions that are included in our consolidated results from the respective acquisition dates for the year ended December 31, 2021 and 2020, as applicable.

	Year Ended December 31, 2021
(in thousands)	MOCA	GCC	Midway	Hemma	BCCO	OCC
Revenue, net	$43,193	$10,326	$22,895	$236	$1,771	$159
Net income (loss)	5,576	(955)	(714)	(565)	323	65

	Year Ended December 31, 2020
(in thousands)	MOCA	GCC	Midway
Revenue, net	$13,011	$1,687	$747
Net income	304	657	61
Additionally, during the year ended December 31, 2019, we recorded $10,496 of revenue and $931 of net loss related to our acquisition of “HCI” (which was comprised of HealthCentral, LLC, HealthCentral Illinois Holdings, LLC, and Springfield Partners II, LLC).
The tables below summarize the unaudited pro forma combined revenue and net income (loss) of AWH, MOCA, GCC, and Midway for the year ended December 31, 2020 as if the respective acquisitions had occurred on January 1, 2019. The results for MOCA, GCC, and Midway are through their respective acquisition dates, as the results for each were included in our Financial Statements after such dates. These results do not reflect the cost of integration activities or benefits from expected revenue enhancements and synergies. Accordingly, the unaudited pro forma information is not necessarily indicative of the results that would have been achieved if the acquisitions had been effective on January 1, 2019. Pro forma financial information is not presented for Hemma, BCCO, or OCC as such results are immaterial, individually and in aggregate, to both the current and prior period. Since the acquisition date for HCI was January 1, 2019, our consolidated results for 2019 reflect a full year of HCI’s operations.

	Year Ended December 31, 2020
(in thousands)	AWH (as reported)	MOCA	GCC	Midway	Pro Forma Adjustments(1)	Pro Forma Combined
Revenue, net	$143,732	$8,615	$3,046	$10,416	$—	$165,809
Net income (loss)	(23,841)	786	926	2,680	(10,897)	(30,346)
(1)These adjustments include estimated additional amortization expense of $2,879 on intangible assets acquired as part of the acquisitions as follows: $537 related to MOCA, $887 related to GCC, and $1,455 related to Midway. These adjustments also include additional estimated interest expense of $8,544 and an adjustment to exclude $526 of acquisition-related costs incurred during the year ended December 31, 2020, which are included in “General and administrative expenses” in the accompanying Consolidated Statements of Operations. These adjustments are not tax-effected, as the related expenses are not deductible for tax purposes due to the limitations imposed on marijuana dispensaries under IRC Section 280E.

	Year Ended December 31, 2019
(in thousands)	AWH (as reported)	MOCA	GCC	Midway	Pro Forma Adjustments(1)	Pro Forma Combined
Revenue, net	$12,032	$7,864	$2,984	$4,062	$—	$26,942
Net income (loss)	(33,242)	1,231	(312)	577	(15,337)	(47,083)
(1)These adjustments include estimated additional amortization expense of $3,971 on intangible assets acquired as part of the acquisitions as follows: $1,236 related to MOCA, $1,214 related to GCC, and $1,521 related to Midway. These adjustments also include additional estimated interest expense of $11,366 as if the respective loans were outstanding for twelve months.

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

These adjustments are not tax-effected, as the related expenses are not deductible for tax purposes due to the limitations imposed on marijuana dispensaries under IRC Section 280E.
5. INVENTORY
The components of inventory are as follows:

	As of December 31,
(in thousands)	2021	2020
Materials and supplies	$8,899	$7,756
Work in process	28,235	13,615
Finished goods	28,454	7,626
Total	$65,588	$28,997
Total compensation expense capitalized to inventory was $35,663, $15,588, and $1,918 during the year ended December 31, 2021, 2020, and 2019, respectively. At December 31, 2021 and 2020, $8,571 and $5,909, respectively, of compensation expense remained capitalized as part of inventory.
6. NOTES RECEIVABLE

	As of December 31,
(in thousands)	2021	2020
MMNY - working capital loan(1)	$2,422	$—
Marichron - note receivable(2)	1,500	1,500
Marichron - working capital loan(2)	78	45
Other(3)	500	—
Hemma - note receivable(4)	—	2,500
Hemma - working capital loan(4)	—	670
BCCO - note receivable(5)	—	1,750
BCCO - working capital loan(5)	—	1,794
Total	$4,500	$8,259
(1)On February 25, 2021, in conjunction with an investment agreement, the Company entered into a working capital advance agreement with MedMen NY, Inc. (“MMNY”), an unrelated third party, in conjunction with an Investment Agreement (as defined in Note 15, “Commitments and Contingencies”). The working capital advance agreement allows for initial maximum borrowings of up to $10,000, which may be increased to $17,500, and was issued to provide MMNY with additional funding for operations in conjunction with the Investment Agreement. Borrowings do not bear interest, but may be subject to a financing fee. The outstanding balance is due and payable at the earlier of the initial closing of the Investment Agreement or, if the Investment Agreement is terminated, three business days following such termination. Additional borrowing requests are at the Company’s discretion. The Company has not identified any collectability concerns for the amounts due as of December 31, 2021.
(2)In April 2019, the Company issued a $1,500 promissory note to Marichron Pharma LLC (“Marichron”), an unrelated third party, with a stated interest rate of 12% per year. The Company also entered into a working capital line of credit with Marichron, allowing for maximum borrowings of $1,000. The promissory note and working capital line of credit were issued in conjunction with a unit purchase option agreement that the parties entered into during 2019 and were issued to provide Marichron with additional funding for operations. The note had an initial maturity date of June 2020 and was amended to the earlier of the definitive closing of the unit purchase option agreement or December 31, 2022. The Company has not identified any collectability concerns for the amounts due as of December 31, 2021. The Company expects to submit a license transfer application to the state during 2022 and may settle the outstanding balances as part of the purchase price at closing following state approval.
(3)In November 2021, the Company issued a bridge loan to an unrelated third party that provides for maximum borrowings of up to $16,000 with an interest rate of 9% per annum. Repayment is due at maturity (which is defined as two years from the

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

initial draw made in November 2021) or upon an event of default. The Company has full discretion to approve additional borrowing requests under the agreement.
(4)In May 2019, the Company issued a $2,500 non-interest bearing promissory note to Hemma, an unrelated third party, that had an initial maturity date of December 31, 2020. The Company also entered into a working capital line of credit with Hemma, allowing for maximum borrowings of $4,000. The promissory note and working capital line of credit were issued in conjunction with a membership interest purchase agreement that the parties entered into during 2019 to provide Hemma with additional funding for operations while awaiting state approval of the transaction. As discussed in Note 4, “Acquisitions,” the Company settled a total of $3,169 due under the Hemma note receivable and working capital loan agreement as part of consideration upon the closing of the acquisition during 2021.
(5)In April 2019, the Company issued a $1,750 non-interest bearing promissory note to BCCO, an unrelated third party, that had an initial maturity date of September 1, 2020. The Company also entered into a working capital line of credit with BCCO, allowing for maximum borrowings of $2,000. As discussed in Note 4, “Acquisitions,” the Company settled a total of $3,566 due under the BCCO note receivable and working capital loan as part of consideration upon the closing of the acquisition during 2021.
Additionally, during 2020 the Company received a promissory note from the owner of a property that the Company is renting with an initial principal of $4,500 that matures on November 1, 2030. The note bears interest at a rate of 4% per annum, payable monthly in arrears. The note provides for payments of $27 per month, consisting of principal and interest, with the remaining balance of principal due at maturity. A total of $4,337 is outstanding at December 31, 2021, of which $156 and $4,181 is included in “Other current assets” and “Other noncurrent assets,” respectively, on the Consolidated Balance Sheets and $4,473 was outstanding at December 31, 2020, of which $151 and $4,322 is included in “Other current assets” and “Other noncurrent assets,” respectively.
The Company has not identified any collectability concerns as of December 31, 2021 for the amounts due under notes receivable. No impairment losses on notes receivable were recognized during the year ended December 31, 2021, 2020, or 2019.
7. PROPERTY AND EQUIPMENT
Property and equipment consists of the following:

	December 31,
(in thousands)	2021	2020
Leasehold improvements	$103,976	$33,931
Construction in progress	60,986	25,139
Furniture, fixtures, and equipment	49,058	28,554
Buildings	45,663	38,561
Land	1,302	894
Property and equipment, gross	260,985	127,079
Less: accumulated depreciation	21,329	6,539
Property and equipment, net	$239,656	$120,540
Total depreciation expense was $14,807, $5,030, and $1,509 during the year ended December 31, 2021, 2020, and 2019, respectively. Total depreciation expense capitalized to inventory was $10,120, $4,297, and $589 during the year ended December 31, 2021, 2020, and 2019, respectively. At December 31, 2021 and 2020, $2,070 and $602, respectively, of depreciation expense remained capitalized as part of inventory.
During the year ended December 31, 2021, we recognized a loss of $664 related to the sale of a property, which is included in “General and administrative expenses” on the Consolidated Statements of Operations and wrote-off $17 of accumulated depreciation.

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

8. VARIABLE INTEREST ENTITIES
The following tables present the summarized financial information about the Company’s consolidated VIEs which are included in the Consolidated Balance Sheets as of December 31, 2021 and 2020 and Consolidated Statements of Operations for the year ended December 31, 2021, 2020, and 2019. These entities were determined to be VIEs since the Company possesses the power to direct the significant activities of the VIEs and has the obligation to absorb losses or the right to receive benefits from the VIE.

	December 31, 2021	December 31, 2020
(in thousands)	Ascend Illinois	Ascend Illinois	Ascend Michigan
Current assets	$111,118	$54,787	$11,355
Other noncurrent assets	171,566	151,449	58,516
Current liabilities	71,264	62,508	5,553
Noncurrent liabilities	126,397	134,792	37,809
Equity (deficit) attributable to AWH	41,873	9,322	(23,822)

	Year Ended December 31, 2021	Year Ended December 31, 2020		Year Ended December 31, 2019
(in thousands)	Ascend Illinois	Ascend Illinois	Ascend Michigan(2)	Ascend Illinois	Ascend Michigan(2)
Revenue, net	$265,872	$120,004	$11,719	$11,323	$708
Net income attributable to non-controlling interests(1)	—	1,598	—	(1,347)	—
Net income (loss) attributable to AWH	36,152	14,363	(16,684)	(4,459)	(6,397)
Net income (loss)	$36,152	$15,961	$(16,684)	$(5,806)	$(6,397)
(1)Effective July 30, 2020, the Company purchased the non-controlling interests of Ascend Illinois, as further described below. Subsequent to this transaction, there are no non-controlling interests as of December 31, 2021 and 2020 and for the year ended December 31, 2021.
(2)In December 2020, the sole member of FPAW Michigan 2, Inc. (“Ascend Michigan”) assigned his interests to AWH, thereby making AWH the majority member, retaining 99.9% of the membership interests in Ascend Michigan. Following this assignment, Ascend Michigan is no longer considered a VIE.
The net change in the non-controlling interests follows in the table below. There were no non-controlling interests other than within Ascend Illinois.

(in thousands)	Ascend Illinois
Balance, December 31, 2018	$—
Changes in ownership(1)	2,393
Net loss	(1,347)
Balance, December 31, 2019	$1,046
Changes in ownership(2)	(2,644)
Net income	1,598
Balance, December 31, 2020	$—
(1)Fair value of non-controlling interest consideration related to the acquisition of HCI in 2019.
(2)Effective July 30, 2020, the Company purchased the non-controlling interests of Ascend Illinois for $11,000 of cash, to be paid quarterly through December 2023, and 3,635 historical AWH common units with a fair value of $1,018 at issuance. See Note 11, “Debt,” for additional information regarding the cash payment. Subsequent to this transaction, there are no non-controlling interests as of December 31, 2021 and 2020 and for the year ended December 31, 2021.

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

9. INTANGIBLE ASSETS AND GOODWILL
Intangible Assets

	December 31,
(in thousands)	2021	2020
Finite-lived intangible assets
Licenses and permits(1)	$55,281	$39,888
In-place leases	19,963	19,963
Trade names(1)	380	210
	75,624	60,061
Accumulated amortization:
Licenses and permits	(5,415)	(1,080)
In-place leases	(10,558)	(8,362)
Trade names	(380)	(158)
	(16,353)	(9,600)

Total intangible assets, net(2)	$59,271	$50,461
(1)During the year ended December 31, 2021, we recorded measurement period purchase accounting adjustments related to our 2020 acquisitions based on changes to certain estimates and assumptions and their related impact to goodwill. Additionally, during the year ended December 31, 2021 we recorded $6,928 related to the Hemma acquisition, $1,797 related to the BCCO acquisition, and $8,342 related to the OCC acquisition. See Note 4, “Acquisitions,” for additional information.
(2)These intangible assets are being amortized over the expected period of benefit, with a weighted-average remaining life of approximately 8.6 years as of December 31, 2021.
Amortization expense was $6,753, $7,531, and $2,069 during the year ended December 31, 2021, 2020, and 2019, respectively. Total amortization expense capitalized to inventory was $1,404, $350, and none during the year ended December 31, 2021, 2020, and 2019, respectively. At December 31, 2021 and 2020, $502 and $564, respectively, of amortization expense remained capitalized as part of inventory.
No impairment indicators were noted during the year ended December 31, 2021, 2020, or 2019 and, as such, we did not record any impairment charges.
Purchases of Intangible Assets
2020 Activity
In August 2020, the Company purchased the Massachusetts recreational license held by Southcoast Apothecary, LLC (“Southcoast”) for total consideration of $608, which was satisfied by the issuance of 1,718 AWH historical common units with a fair value of $481 and a cash payment of $127. The Company also purchased a property that was being rented by Southcoast for $749.
Estimated Annual Amortization Expense for Each of the Next Five Years

	2022	2023	2024	2025	2026
Estimated amortization expense(1)	$7,724	$7,724	$6,853	$6,304	$6,304
(1)These amounts could vary as acquisitions of additional intangible assets occur in the future.

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

Goodwill

(in thousands)
Balance, December 31, 2019	$809
Acquisitions	21,989
Balance, December 31, 2020	$22,798
Acquisitions	11,042
Adjustments to purchase price allocation(1)	9,127
Balance, December 31, 2021	$42,967
(1)During the year ended December 31, 2021, we recorded measurement period purchase accounting adjustments related to our 2020 acquisitions based on changes to certain estimates and assumptions and their related impact to goodwill. See Note 4, “Acquisitions,” for additional information.
10. LEASES
The Company leases land, buildings, equipment, and other capital assets which it plans to use for corporate purposes and the production and sale of cannabis products. We determine if an arrangement is a lease at inception and begin recording lease activity at the commencement date, which is generally the date in which we take possession of or control the physical use of the asset. ROU assets and lease liabilities are recognized based on the present value of lease payments over the lease term with lease expense recognized on a straight-line basis. We use our incremental borrowing rate to determine the present value of future lease payments unless the implicit rate is readily determinable. Our incremental borrowing rate is the rate of interest we would have to pay to borrow on a collateralized basis over a similar term at an amount equal to the lease payments in a similar economic environment. This incremental borrowing rate is applied to the minimum lease payments within each lease agreement to determine the amounts of our ROU assets and lease liabilities.
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

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

The components of lease assets and lease liabilities and their classification on our Consolidated Balance Sheets were as follows:

		December 31,
(in thousands)	Classification	2021	2020
Lease assets
Operating leases	Operating lease right-of-use assets	$103,958	$84,642

Lease liabilities
Current liabilities
Operating leases	Operating lease liabilities, current	$2,665	$2,128
Noncurrent liabilities
Operating leases	Operating lease liabilities, noncurrent	197,295	156,400
Total lease liabilities		$199,960	$158,528
The components of lease costs and classification within the Consolidated Statements of Operations were as follows:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Operating lease costs
Capitalized to inventory	$19,844	$11,958	$969
General and administrative expenses	4,819	4,645	4,859
Total operating lease costs	$24,663	$16,603	$5,828
At December 31, 2021 and 2020, $4,393 and $4,913, respectively, of lease costs remained capitalized in inventory. We recognized a gain of $59 during the year ended December 31, 2021 related to the termination of two of our leases, which is included in “General and administrative expenses” on the Consolidated Statements of Operations.
The following table presents information on short-term and variable lease costs:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Total short-term and variable lease costs	$2,540	$2,615	$735
Sublease income generated during the year ended December 31, 2021, 2020, and 2019 was immaterial.
The following table includes supplemental cash and non-cash information related to our leases:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$22,439	$12,895	$5,172
Lease assets obtained in exchange for new operating lease liabilities	$41,917	$91,367	$45,108

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

The weighted-average remaining lease term for our operating leases is 15.8 years and 17.3 years at December 31, 2021 and 2020, respectively, and the weighted-average discount rate is 12.7% and 13.1% at December 31, 2021 and 2020, respectively.
The amounts of future undiscounted cash flows related to the lease payments over the lease terms and the reconciliation to the present value of the lease liabilities as recorded on our Consolidated Balance Sheet as of December 31, 2021 are as follows:

(in thousands)	Operating Lease Liabilities
2022	$26,224
2023	27,007
2024	27,780
2025	28,577
2026	29,005
Thereafter	347,109
Total lease payments	485,702
Less: imputed interest	285,742
Present value of lease liabilities	$199,960
Subsequent to December 31, 2021, we entered into operating lease arrangements which are effective for future periods. The total amount of ROU lease assets and lease liabilities related to these arrangements is not material.
Lease Amendment
Effective September 15, 2021, we amended the lease of our Barry, Illinois cultivation facility to increase the tenant improvement allowance to $52,000, which resulted in increased rent amounts. We accounted for the amendment as a lease modification and remeasured the ROU asset and liability as of the amendment date, which resulted in an additional ROU asset of $2,750, an additional tenant improvement allowance of $20,000, and an additional lease liability of $22,750.
Sale Leaseback Transactions
The following table presents cash payments due under transactions that did not qualify for sale-leaseback treatment. The cash payments are allocated between interest and liability reduction, as applicable. The “sold” assets remain within land, buildings, and leasehold improvements, as appropriate, for the duration of the lease and a financing liability equal to the amount of proceeds received is recorded within “Long-term debt, net” on the accompanying Consolidated Balance Sheets.

(in thousands)	2022	2023	2024	2025	2026	Thereafter	Total
Cash payments due under financing liabilities	$2,082	$2,143	$2,206	$2,271	$2,338	$6,811	$17,851
2021 Activity
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

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

2020 Activity
In March 2020, the Company sold and subsequently leased back one of its capital assets for total proceeds of $3,750, excluding transaction costs. This transaction did not meet the criteria to qualify for sale-leaseback treatment. The “sold” assets remain within land, buildings, and leasehold improvements, as appropriate, for the duration of the lease and a financing liability equal to the amount of proceeds received is recorded within “Long-term debt, net” on the accompanying Consolidated Balance Sheets. Upon expiration or termination of the underlying lease, the sale will be recognized by removing the carrying value of the capital assets and financing liability, with any difference recorded as a gain.
In April 2020, the Company sold and subsequently leased back one of its capital assets for total proceeds of $26,750, excluding transaction costs, and recorded a loss on sale of $286, which is included within “General and administrative expenses” on the accompanying Consolidated Statements of Operations. The transaction met the criteria for sale-leaseback treatment. As such, the lease was recorded as an operating lease and resulting in a lease liability of $55,287 and an ROU asset of $33,037, which was recorded net of a $22,250 tenant improvement allowance that is recorded in “Other current assets” on the accompanying Consolidated Balance Sheets.
11. DEBT

	December 31,
(in thousands)	2021	2020
2021 Credit Facility(1)	$210,000	$—
Sellers’ Notes(2)	39,116	45,782
Finance liabilities(3)	17,750	17,129
Capital Construction Loan(4)	—	11,624
AWH Convertible Promissory Notes(5)	—	75,484
July 2019 Notes(6)	—	10,000
Ann Arbor Note(7)	—	5,250
October 2020 Credit Facility(8)	—	25,260
NJ Term Loan(9)	—	20,000
NJ Real Estate Loan(10)	—	4,500
Total debt	$266,866	$215,029

Current portion of debt	$27,980	$60,357
Less: unamortized deferred financing costs	40	1,027
Current portion of debt, net	$27,940	$59,330

Long-term debt	$238,886	$154,672
Less: unamortized deferred financing costs	8,040	2,395
Long-term debt, net	$230,846	$152,277
(1)On August 27, 2021, the Company entered into a credit agreement with a group of lenders (the “2021 Credit Agreement”) that provides for a term loan of $210,000 (the “2021 Credit Facility”), which was borrowed in full. The 2021 Credit Facility matures on August 27, 2025 and does not require scheduled principal amortization payments. Borrowings under the 2021 Credit Facility bear interest at a rate of 9.5% per annum, payable quarterly and, as to any portion of the term loan that is prepaid, on the date of prepayment. We incurred total financing costs of $8,775, that are being amortized to interest expense over the term of 2021 Credit Facility using the straight-line method which approximates the interest rate method.
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

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

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
The Company is required to comply with two financial covenants under the 2021 Credit Agreement, commencing with the quarter ending December 31, 2021. The Company may not permit its liquidity (defined as unrestricted cash and cash equivalents pledged under the 2021 Credit Facility plus any future revolving credit availability) to be below $20,000 as of the last day of any fiscal quarter. Additionally, the Company may not permit the ratio of Consolidated EBITDA (as defined in the 2021 Credit Agreement) to consolidated cash interest expense for any period of four consecutive fiscal quarters to be less than 2.00:1.00 for the period ending December 31, 2021, less than 2.25:1.00 for the period ending March 31, 2022, and less than 2.50:1.00 for the period ending June 30, 2022 and thereafter. The Company has a customary equity cure right for each of these financial covenants. The Company is in compliance with these covenants as of December 31, 2021.
The 2021 Credit Agreement requires the Company to make certain representations and warranties and to comply with customary covenants, including restrictions on the payment of dividends, repurchase of stock, incurrence of indebtedness, dispositions, and acquisitions. The 2021 Credit Agreement also contains customary events of default including: non-payment of principal or interest; violations of covenants; bankruptcy; change of control; cross defaults to other debt; and material judgments. The 2021 Credit Facility is guaranteed by all of the Company’s subsidiaries and is secured by substantially all of the assets of the Company and its subsidiaries.
(2)Sellers’ Notes consist of amounts owed for acquisitions or other purchases. A total of $11,174 was paid to the former owners of MOCA in January 2021, which amount is included in “Current portion of debt, net” on the Consolidated Balance Sheet at December 31, 2020. A total of $25,369 remains due to the former owners of Midway, of which $17,369 and $17,200 is included in “Current portion of debt, net” on the Consolidated Balance Sheet at December 31, 2021 and 2020, respectively, and was paid in January 2022. $8,000 is included in “Long-term debt, net” on the Consolidated Balance Sheet at December 31, 2021 and 2020 and is due in January 2023.
As of December 31, 2021, a total of $6,276 remains due for the purchase of a non-controlling interest, of which $3,140 and $3,136 is included in “Current portion of debt, net” and “Long-term debt, net” respectively on the Consolidated Balance Sheet. At December 31, 2020, $3,140 and $6,268 is included in “Current portion of debt, net” and “Long-term debt, net” respectively.
As discussed in Note 4, “Acquisitions,” the Company issued a $4,712 sellers’ note in connection with the Hemma acquisition. The note accrued interest at a rate of 12% per annum and the outstanding principal plus accrued interest was paid in full ahead of the December 5, 2021 maturity date.
Additionally, as of December 31, 2021 a total of $7,471 is due to the former owners of OCC (see Note 4, “Acquisitions”), which is included in “Current portion of debt, net” on the Consolidated balance sheet and of which $7,221 was paid in January 2022.
(3)Finance liabilities related to failed sale leaseback transactions. See Note 10, “Leases,” for additional information.
(4)In May 2019, the Company entered into a loan and security agreement that provides for up to a maximum loan amount of $12,500 for the purchase of a building and related renovation (the “Capital Construction Loan”). On August 27, 2021, the Company utilized borrowings under the 2021 Credit Facility to prepay the Capital Construction Loan, including total principal outstanding of $11,624 and accrued interest of $1,007. The prepayment was considered a debt extinguishment and the Company recognized a loss on extinguishment of $355, resulting from a $375 prepayment penalty less a final interest adjustment. Prior to prepayment, the loan had an initial maturity date of May 29, 2024 and was secured by the related property. Interest accrued at 14% per annum, compounded monthly. For the first year, interest was accrued and deferred as part of the principal balance payable at maturity and thereafter was due monthly, in arrears. Prepayment was permitted, subject to certain terms and fees. In conjunction with this loan, we were required to maintain certain funds in a construction reserve account that was applied to certain renovation costs. These funds are reflected as “Restricted cash” on the Consolidated Balance Sheet at December 31, 2020.
(5)In June 2019, the Company entered into a convertible note purchase agreement (the “2019 Convertible Promissory Note Purchase Agreement”) whereby the Company could issue up to $35,000 of convertible notes, which amount could be increased at the Company’s sole discretion (the “AWH Convertible Promissory Notes,” each an “AWH Note”). The AWH Convertible Promissory Notes were convertible into equity units of the Company upon the occurrence of certain events, such as a change of control or an IPO. Each AWH Note had a maturity date of two years from its issue date and could either be paid in full at maturity or converted into equity units if not otherwise converted prior to maturity. Each AWH Note had an interest rate of 8% for the first twelve months, 10% for months thirteen through fifteen, and 13% thereafter through maturity. Interest was paid-in-kind and added to the outstanding balance of the note, to be paid at maturity or upon

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

conversion. In conjunction with these notes, the Company issued warrants to purchase 1,969 AWH historical common units at an exercise price of $4.00 per share that can be exercised for three years from issuance. These warrants remain outstanding for an equivalent number of shares of Class A common stock following the Conversion. The total fair value of the warrants at issuance was de minimis and was recorded as a discount on the related notes and amortized to interest expense over the term of the related notes. Refer to Note 12, “Stockholders’ Equity,” for additional details regarding the warrants.
On April 22, 2021, the 2019 Convertible Promissory Note Purchase Agreement was amended (the “Amended Notes Consent”) to clarify the conversion rate of the AWH Convertible Promissory Notes. Prior to the Amended Notes Consent, the conversion feature in connection with a going public transaction specified that the holders would receive a number of shares of Class A common stock equal to the outstanding principal and accrued and unpaid interest under the notes divided by a price per share equal to the lesser of (a)(i) a 20% discount to the price per share of Class A common stock offered pursuant to an offering in the event such offering occurs on or before 12 months from the closing date; (ii) a 25% discount to the price per share of Class A common stock offered pursuant to an offering in the event such offering occurs after 12 months from the closing date, but before the maturity date; and (b) the price per security, which equals the price per share resulting from a pre-money valuation of the company of $295,900, which was determined by the Company to be $2.96. The Amended Notes Consent was solely made to clarify the conversion price in connection with a going public transaction. The 2019 Convertible Promissory Note Purchase Agreement includes provisions to the effect that the notes may be amended with the written consent of the holders of a majority of the outstanding principal amount of all such notes, and which such consent was obtained, and any amendment so approved is binding on all holders of the notes. Refer to Note 15, “Commitments and Contingencies,” for information regarding a stockholder dispute related to this agreement. In conjunction with the Company’s IPO, the total principal outstanding under the AWH Convertible Promissory Notes, plus accrued interest thereon, automatically converted into 28,478 shares of Class A common stock based on a conversion price of $2.96 per share in accordance with the Amended Notes Consent. The conversion was treated as a share-settled redemption and the related principal plus accrued interest was reclassified to equity with no gain or loss recorded. Per the terms of the notes, any AWH Convertible Promissory Notes outstanding for less than twelve months received a full twelve months of interest at conversion. $1,000 of these notes were with related party entities that are managed by one of the founders of the Company.
(6)In July 2019, the Company entered into a note purchase agreement, under which it issued two notes (the “July 2019 Notes”) totaling $10,000. On August 27, 2021, the Company utilized borrowings under the 2021 Credit Facility to prepay the July 2019 Notes, including total principal outstanding of $10,000 and accrued interest of $283. The prepayment was considered a debt extinguishment and the Company recognized a loss on extinguishment of $34, resulting from a final interest adjustment. Prior to prepayment, the July 2019 Notes had a maturity date of July 1, 2024, had an interest rate of 15% per annum that was paid quarterly, and were secured by the assets of Ascend Ohio, LLC. In conjunction with these notes, the Company issued warrants to purchase 1,094 AWH historical common units at an exercise price of $3.20 per unit. The fair value of these warrants was de minimis, was recorded as a discount to the notes, and was being amortized to interest expense over the exercise term of three years. In April 2021, these warrants were cancelled in exchange for a payment of $4,156. Refer to Note 12, “Stockholders’ Equity,” for additional details.
(7)In September 2019, the Company issued a secured promissory note due September 10, 2022 (the “Ann Arbor Note”). In January 2021, the Company prepaid $500 of principal without penalty. On August 27, 2021, the Company utilized borrowings under the 2021 Credit Facility to prepay the remaining balance of the Ann Arbor Note. The prepayment was considered a debt extinguishment and the Company recognized a gain on extinguishment of $290, resulting from partial forgiveness of principal and the final interest payment due. Prior to prepayment, the Ann Arbor Note had an interest rate of 10% per annum, paid monthly.
(8)In October 2020, the Company entered into a $38,000 senior secured credit facility (the “October 2020 Credit Facility”), consisting of a $25,000 initial term loan and $13,000 aggregate principal of delayed draw term loans. Additionally, per the terms of the October 2020 Credit Facility, the lender was due an additional interest payment of $3,750 at maturity (the “Maturity Interest Payment”), which was being accrued to interest expense over the term of the October 2020 Credit Facility. The initial term loan was funded in October 2020 and the delayed draw term loans were not drawn.
On August 27, 2021, the Company utilized borrowings under the 2021 Credit Facility to prepay the October 2020 Credit Facility, including total principal outstanding of $25,000, interest of $642, and the reimbursement of $26 of lender expenses. The prepayment was considered a debt extinguishment and the Company recognized a loss on extinguishment of $3,915, resulting from a $2,656 true-up for the Maturity Interest Payment, the write off of $1,282 of unamortized deferred financing costs, $26 of lender expenses, and a reduction of $49 for the final adjustment to interest expense. The lenders elected to receive the Maturity Interest Payment in equity and received 1,986 shares of Class A common stock that was calculated in accordance with the settlement terms of the original agreement and is accounted for as share-settled debt. The share issuance is included within “Issuance of common stock” on the Consolidated Statements of Changes in Stockholder’s Equity for the year ended December 31, 2021.

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

Prior to prepayment, the October 2020 Credit Facility had an initial term of three years, but could be extended for up to two additional years upon satisfaction of certain conditions. The interest rate was 14.25% during the first three years, due quarterly in arrears and payable in arrears upon any prepayment and at maturity. Borrowings under the October 2020 Credit Facility were secured by a first priority senior secured lien on the assets of the Company and its subsidiaries with operations or assets located in Illinois and Massachusetts, other than certain defined excluded property. The October 2020 Credit Facility contained certain covenants, including a minimum cash balance requirement of $5,000 at the end of each fiscal month and a minimum cash to consolidated fixed charge ratio of 2.00 to 1.00, with which the Company was in compliance through prepayment. The October 2020 Credit Facility also contained certain customary events of default. The Company issued warrants for an aggregate of 1,250 AWH historical common units with an exercise price of $4.00 per unit that can be exercised for five years from issuance. These warrants remain outstanding for an equivalent number of shares of Class A common stock following the Conversion. The fair value of $75 at issuance was recorded as a discount to the loan and is being amortized to interest expense over the initial term of the loan. We incurred a total of $1,810 of financing costs related to the loan that were being amortized to interest expense over the term of the loan.
(9)In October 2020, the Company entered into a financing agreement under which it could borrow up to $20,000 in the aggregate through term loans (the “NJ Term Loan”), which it borrowed in full in November 2020. On August 27, 2021, the Company utilized borrowings under the 2021 Credit Facility to prepay the NJ Term Loan, including total principal outstanding of $20,000, interest of $595, and a make-whole interest payment of $831. The prepayment was considered a debt extinguishment and the Company recognized a loss on extinguishment of $2,059, resulting from the make-whole interest payment plus the write-off of $1,228 of unamortized deferred financing costs.
Prior to prepayment, the interest rate on borrowings under the NJ Term Loan was 17% per annum, due quarterly in arrears. Borrowings under the NJ Term Loan were secured by (i) a first priority senior secured lien on substantially all of the assets and properties of Ascend New Jersey, LLC and its subsidiaries, subject to certain customary exclusions, and (ii) a guarantee of AWH NJ Holdings, LLC. The NJ Term Loan contained certain covenants, including a maximum debt to assets ratio of 70% as defined in the agreement. The Company was in compliance with these covenants prior to prepayment. We incurred $1,454 of financing costs that were being amortized to interest expense over the term of the loan.
(10)In December 2020, the Company entered into a loan and security agreement for a $4,500 term loan due December 29, 2023 (the “NJ Real Estate Loan”). On August 27, 2021, the Company utilized borrowings under the 2021 Credit Facility to prepay the NJ Real Estate Loan, including total principal outstanding of $4,500, a prepayment penalty of $450, interest of $39, and the reimbursement of $17 of lender expenses. The prepayment was considered a debt extinguishment and the Company recognized a loss on extinguishment of $564, resulting from the final prepayment amount and related expenses, plus the write-off of $105 of unamortized deferred financing costs, less a final adjustment to interest expense of $8. Prior to prepayment, the NJ Real Estate Loan had an interest rate of 12.0% per annum, due monthly in arrears. We incurred a total of $135 of deferred financing costs that were being amortized to interest expense over the term of the loan. Proceeds under the NJ Real Estate Loan were used to fund a loan receivable to the owners of a property leased by the Company (see Note 6, “Notes Receivable,” for additional information. The NJ Real Estate Loan was secured by a loan receivable on the property.
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

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

Debt Maturities
During the year ended December 31, 2021, we repaid $76,124 of principal under our term notes, $3,143 of sellers’ notes related to the former owners of HCI, $11,174 of sellers’ notes related to the MOCA acquisition; and $4,712 of sellers’ notes related to the Hemma acquisition.
At December 31, 2021, the following cash payments are required under our debt arrangements:

(in thousands)	2022	2023	2024	2025	2026	Total
Sellers’ notes(1)	$27,982	$11,143	$—	$—	$—	$39,125
Term note maturities	—	—	—	210,000	—	210,000
(1)Certain cash payments include an interest accretion component.
Interest Expense
Interest expense during 2021, 2020, and 2019 consisted of the following:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Cash interest	$17,638	$6,204	$3,229
Accretion	9,710	5,398	2,832
Non-cash interest related to beneficial conversion feature(1)	27,361	—	—
Loss on extinguishment of debt(2)	6,637	—	—
Interest on financing liability(3)	2,643	1,391	416
Total	$63,989	$12,993	$6,477
(1)See Note 12, “Stockholders’ Equity,” for additional details.
(2)Includes $1,656 of pre-payment fees and additional cash interest payments and $4,981 of non-cash components, including the write-off of unamortized deferred financing costs.
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
Holders of each share of Class A common stock are entitled to one vote per share and holders of Class B common stock are entitled to 1,000 votes per share. Holders of Class A common stock and Class B common stock will vote together as a single class on all matters (including the election of directors) submitted to a vote of stockholders, unless otherwise required by law or our certificate of incorporation. Each share of Class B common stock is convertible at any time into one share of Class A common stock at the option of the holder. In addition, each share of Class B common stock will automatically convert into one share of Class A common stock on the final conversion date (May 4, 2026). Each share of Class B common stock will convert automatically into one share of Class A common stock upon any transfer, whether or not for value, except for certain transfers described in our certificate of incorporation, including, without limitation, transfers for tax and estate planning purposes, so long as the transferring holder of Class B common stock continues to hold exclusive voting and dispositive power with respect to the shares transferred. Once converted into a share of Class A common stock, a converted share of Class B common stock will not be reissued, and following the conversion of all outstanding shares of Class B common stock, no further shares of Class B common stock will be issued.
Subject to preferences that may apply to any shares of preferred stock outstanding at the time and any contractual limitations, such as our credit agreements, the holders of our common stock will be entitled to receive

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

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
The following table summarizes the total shares of Class A common stock and Class B common stock outstanding as of December 31, 2021:

(in thousands)	December 31, 2021
Shares of Class A common stock	171,521
Shares of Class B common stock	65
Total	171,586
Immediately prior to the Conversion, the Company was authorized to issue Common Units, Preferred Units, and Restricted Common Units (see Note 13, “Equity-Based Compensation Expense”), all with no par value. Preferred Units collectively included Series Seed Preferred Units, Series Seed+ Preferred Units, and Real Estate Preferred Units, unless otherwise specified. These share classes are included within “Additional Paid-In Capital” in the Consolidated Statements of Changes in Stockholders’ Equity on an as-converted to historical common units basis. The following table summarizes the historical units outstanding as of December 31, 2020:

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
In August 2021, the Company issued 1,986 shares of Class A common stock in conjunction with the prepayment of the October 2020 Credit Facility. Per the terms of the original credit agreement, an additional

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

maturity payment was due to the lenders at maturity, as further discussed in Note 11, “Debt,” that the lenders elected to receive in shares. The share total was calculated in accordance with the settlement terms of the original agreement and is accounted for as share-settled debt. The share issuance is included within “Issuance of common stock” on the Consolidated Statements of Changes in Stockholders’ Equity for the year ended December 31, 2021.
Warrants
The following table summarizes the warrant activity during the year ended December 31, 2021 and 2020:

	Number of Warrants (in thousands)(1)	Weighted-Average Exercise Price	Weighted-Average Remaining Exercise Period (years)	Aggregate Intrinsic Value (in thousands)(2)
Outstanding, December 31, 2019	2,168	$3.60	2.0	$—
Granted	2,457	4.00
Balance, December 31, 2020	4,625	3.81	2.4	$—
Cancelled(3)	(1,094)	3.20
Balance, December 31, 2021	3,531	$4.00	2.0	$9,216
(1)In conjunction with the Conversion, the holders of warrants to acquire 3,531 common units at an exercise price of $4.00 received warrants to acquire an equal number of shares of Class A common stock.
(2)Amount by which the closing market price of our Class A common stock on December 31, 2021 exceeds the exercise price. The fair value of the warrants outstanding as of December 31, 2020 and 2019 did not exceed the exercise price, and therefore had no intrinsic value at those dates.
(3)On April 14, 2021, the Company entered into a warrant cancellation agreement with One Tower Atlantic, LLC, the holder of warrants to acquire 1,094 common units of AWH at an exercise price of $3.20 per unit (the “$3.20 Warrants”). Upon the completion of the IPO, the $3.20 Warrants were cancelled in exchange for a payment of $4,156 (or $7.00 per share calculated in accordance with the cashless exercise provisions of the warrant agreement) that was paid in May 2021 and is reflected within “Additional paid-in capital” on the Consolidated Statements of Changes in Stockholders’ Equity.
The warrants outstanding as of December 31, 2021 are equity-classified instruments, are subject to customary anti-dilution adjustments, are stand-alone instruments, and are not part of the terms of the notes to which they were originally issued. The warrants had an estimated total fair value of $237 at issuance, which was calculated using a Black-Scholes model. The fair value per warrant ranged from $0.02 to $0.10 and significant assumptions used in the calculation included volatility ranging from 69.2% to 108.4% and risk-free rates ranging from 0.17% to 2.17%.
13. EQUITY-BASED COMPENSATION EXPENSE
In 2019, the Company’s then-governing Board of Managers approved an Equity Incentive Plan (the “2019 Incentive Plan”) pursuant to which the Company could issue equity incentives. Under the 2019 Incentive Plan, Company directors, officers, employees, and certain independent contractors (each, a “Grantee”) were eligible to receive awards of “Incentive Units.” The number of Incentive Units the Company may issue under the 2019 Incentive Plan was limited to 10% of the aggregate total of Preferred Units and Common Units outstanding on a fully diluted basis as of the date of the grant. Any Incentive Units that were forfeited or repurchased by the Company were eligible for re-distribution under the Incentive Plan. The Incentive Units were granted as “profits interests” that provide for the Grantees to share in the proceeds of a liquidity event above a valuation hurdle specified in each award agreement. Such distributions would be made on a pro-rata basis after priority is given to the members holding Preferred Units and Common Units. The Incentive Units generally vested over two or three years. The estimated fair value of the Incentive Units at issuance was recognized as compensation expense over the related vesting period.

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

The Company adopted a new incentive plan in November 2020 (the “2020 Plan”) which authorized the issuance of incentive common unit options and restricted common units (collectively, “Awards”). The maximum number of Awards to be issued under the 2020 Plan is 10,031 and any Awards that expire or are forfeited may be re-issued. A total of 9,994 Awards were issued under the plan as of December 31, 2021. The Awards generally vest over two or three years. The estimated fair value of the Awards at issuance is recognized as compensation expense over the related vesting period. Upon adoption of the 2020 Plan, the Incentive Units previously issued were cancelled and converted into restricted common units that were considered fully issued and outstanding. The following table summarizes the Incentive Units activity through cancellation:

(in thousands)	Number of Units
Unvested, December 31, 2019	2,150
Granted	853
Vested	(1,384)
Cancelled	(1,619)
Unvested, December 31, 2020	—
During the year ended December 31, 2020 and 2019, the Company recognized $367 and $311, respectively, as compensation expense related to the Incentive Units.
In conjunction with the Conversion, the holders of the restricted common units issued under the 2020 Plan received one restricted share of Class A common stock (a “Restricted Common Share”) for each restricted common unit held immediately prior to the Conversion. Unless otherwise specified, the Awards may not be exercised for six months following the IPO.
The following table summarizes the restricted common shares activity during the year ended December 31, 2021 and 2020:

(in thousands)	Restricted Common Shares
Unvested, December 31, 2019	—
Granted	9,944
Vested	(2,626)
Forfeited	(38)
Unvested, December 31, 2020	7,280
Granted	50
Vested	(5,543)
Forfeited	(134)
Unvested, December 31, 2021	1,653
The Company recognized $4,538 and $313 as compensation expense in connection with the restricted common shares during the year ended December 31, 2021 and 2020, respectively, which is included in “General and administrative expenses” on the Consolidated Statements of Operations. The 2021 expense includes additional compensation charges of approximately $733 recognized with the closing of the IPO related to restricted common shares that became fully vested at that time due to acceleration clauses. As of December 31, 2021, total unrecognized compensation cost related to restricted common shares was $274, which is expected to be recognized over the weighted-average remaining vesting period of 0.3 years. During the year ended December 31, 2021, 126 restricted common shares were surrendered by employees and cancelled for tax payments.

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

In July 2021, the Company adopted a new stock incentive plan (the “2021 Plan”), pursuant to which 17,000 shares of Class A common stock are reserved for issuance thereunder, subject to certain adjustments and other terms. Following the adoption of the 2021 Plan, no additional awards are expected to be issued under the 2020 Plan. The 2021 Plan authorized the issuance of options, stock appreciation rights, restricted stock, and restricted stock units, and other stock-based awards (collectively the “2021 Plan Awards”). Any 2021 Plan Awards that expire or are forfeited may be re-issued. The estimated fair value of the 2021 Plan Awards at issuance is recognized as compensation expense over the related vesting, exercise, or service periods, as applicable. As of December 31, 2021, there were 10,617 shares of Class A common stock available for grant for future equity-based compensation awards under the 2021 Plan.
Stock Options
Stock option grants provide for an exercise price as determined at issuance, but not less than the closing market value of the Company’s Class A common stock on the date of grant, except in certain circumstances. The term and exercise provisions of each option are determined at issuance and the term is not to exceed 10 years. The exercise price for any options that are considered incentive stock options shall not be less than the closing market value of the Company’s Class A common stock on the date of grant; however, if granted to a participant who owns stock possessing more than 10% of the total combined voting power of all classes of the Company’s stock, the exercise price shall not be less than 110% of the closing market value on the date of grant. We determine the fair value of stock options on the grant date using an option pricing model. As of December 31, 2021, no stock option grants have been awarded.
Stock Appreciation Rights
Stock appreciation rights (“SAR Awards”) provide the holder a right to receive upon exercise the excess of (i) the fair market value of one share of common stock on the date of exercise over (ii) the grant price of the SAR Awards as specified, which price shall not be less than the closing market value of one share of common stock on the date of grant, except in certain circumstances. The grant price, term, methods of exercise, dates of exercise, methods of settlement, and any other terms and conditions of any SAR Awards are determined at issuance. We determine the fair value of SAR Awards on the grant date using an option pricing model. As of December 31, 2021, no SAR Awards have been granted.
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

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

No RSAs have been granted under the 2021 Plan as of December 31, 2021. The following table summarizes the RSU activity during the year ended December 31, 2021:

	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value per Share
Unvested, December 31, 2020	—	$—
Granted	6,430	10.49
Vested	(54)	10.88
Forfeited	(47)	10.61
Unvested, December 31, 2021	6,329	$10.48
Gross compensation expense related to the RSUs was $18,555 during the year ended December 31, 2021, which includes $8,591 related to annual performance bonuses and which RSUs were not issued as of December 31, 2021. Of the gross compensation expense, $7,743 was capitalized to inventory and $4,814 remains capitalized as of December 31, 2021. We recognized $10,812 within “General and administrative expenses” and $2,929 within “Cost of goods sold” on the Consolidated Statements of Operations. As of December 31, 2021, total unrecognized compensation cost related to the RSUs was $57,468, which is expected to be recognized over the weighted-average remaining vesting period of 1.8 years.
Employee Stock Purchase Plan
In July 2021, the Company also adopted an employee stock purchase plan (the “2021 ESPP”), pursuant to which 4,000 shares of Class A common stock are reserved for issuance thereunder, subject to certain adjustments and other terms. As of December 31, 2021, no shares have been issued under the 2021 ESPP.
14. INCOME TAXES
The following table sets forth the components of income tax expense:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Current taxes:
Federal	$31,747	$13,879	$1,230
State	13,609	6,109	551
Deferred taxes:
Federal	(2,502)	(922)	(502)
State	(1,134)	(364)	(612)
Total income tax expense	$41,720	$18,702	$667
As the Company operates in the cannabis industry, it is subject to the limitations of IRC Section 280E, under which the Company is only allowed to deduct expenses directly related to the sales of product. This results in permanent differences between ordinary and necessary business expenses deemed non-allowable under IRC Section 280E. Therefore, the effective tax rate can be highly variable and may not necessarily correlate with pre-tax income or loss.

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

The following table sets forth a reconciliation of income tax at the federal statutory rate to recorded income tax expense:

	Year Ended December 31,
($ in thousands)	2021	2020	2019
Loss before income taxes	$(80,937)	$(5,139)	$(32,575)
U.S. Statutory Rate	21%	21%	21%
Recovery based on Statutory Rate	$(16,997)	$(1,079)	$(6,841)
Expense (recovery) resulting from:
State and local income taxes	12,475	5,745	(62)
Expenses disallowed under IRC Section 280E	31,510	13,729	4,665
Nondeductible litigation settlement	7,667	—	—
Nondeductible IPO interest-related expense	5,746	—	—
Other permanent differences	1,395	261	106
Pass-through entities & non-controlling interests	—	46	2,799
Other, net	(76)	—	—
Income tax expense	$41,720	$18,702	$667
The following tables set forth the components of deferred income taxes:

	As of December 31,
(in thousands)	2021	2020
Deferred tax assets attributable to:
Operating lease liabilities	$50,089	$40,543
Property and equipment	284	193
Equity-based compensation	801	—
State and local net operating loss carryforwards	337	370
Loyalty program	158	—
Gross deferred tax assets	51,669	41,106
Valuation allowance	—	—
Total deferred tax assets	$51,669	$41,106

Deferred tax liabilities attributable to:
Operating lease right-of-use assets	$(21,344)	$(19,129)
Tenant improvement allowance	(764)	(7,197)
Property and equipment	(24,200)	(12,385)
Goodwill and other acquired intangible assets	(6,784)	—
Total deferred tax liabilities	$(53,092)	$(38,711)

Net deferred tax (liabilities) assets	$(1,423)	$2,395
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion, or all, of its deferred tax assets will not be realized. No valuation allowance has been provided on our net deferred tax assets, as we believe the remaining net deferred tax assets are more likely than not to be realizable in the applicable jurisdictions based on estimates of future taxable income.

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

As of December 31, 2021, the Company has gross state and local net operating loss carryforwards totaling $6,187, which begin to expire in 2029. The Company files income tax returns in the United States and various state and local jurisdictions, which jurisdictions have varying statutes of limitations. The U.S. federal statute of limitations remains open for tax years 2018 and forward. The state and local statutes of limitations generally remain open for tax years 2018 and forward.
The Company operates in a number of domestic tax jurisdictions and is subject to examination of its income tax returns by tax authorities in these jurisdictions who may challenge any item of those returns. Because tax matters that may be challenged by tax authorities are typically complex, the ultimate outcome of these challenges is uncertain. The Company recognizes the benefits of uncertain tax positions in the consolidated financial statements only after determining that it is more like than not that the uncertain tax positions will be sustained. As of December 31, 2021 and 2020, the Company had no unrecognized tax benefits. The Company does not anticipate the total amount of unrecognized tax benefits to significantly change within the next twelve months. The Company recognized no interest expense or penalties on income tax assessments during 2021, 2020, or 2019 and there was no interest related to income tax assessments accrued as of December 31, 2021 or 2020.
15. COMMITMENTS AND CONTINGENCIES
Commitments
The Company does not have significant future annual commitments, other than related to leases and debt, which are disclosed in Notes 10 and 11, respectively.
During the year ended December 31, 2021, we entered into agreements to purchase one property to further expand our cultivation facility in New Jersey and one property in New York for a combined total purchase price of $27,500, subject to closing adjustments. The New Jersey property closed in January 2022 and closing of the New York property is expected during 2022 but is dependent on certain conditions, including inspection.
In conjunction with the OCC acquisition (see Note 4, “Acquisitions”) in December 2021, the Company entered into a supply agreement with a producer and supplier of medical marijuana products in Ohio (the “Ohio Supply Agreement”) with an initial expiration date of August 2028. Per the terms of the Ohio Supply Agreement, the Company will purchase products from the supplier that results in 7.5% of the Company’s monthly gross sales of all products in our Ohio dispensaries for the first five years, and 5% for the remaining term. The Company can establish the selling price of the products and the purchases are made at the lowest then-prevailing wholesale market price of products sold by the supplier to other dispensaries in Ohio.
Indemnifications
We are party to a variety of agreements under which we may be obligated to indemnify the other party for certain matters. These agreements are primarily standard indemnification arrangements entered into in our ordinary course of business. Pursuant to these arrangements, we may agree to indemnify, hold harmless, and reimburse the indemnified parties for losses suffered or incurred by the indemnified party. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management team that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications, and such costs would only be recognized as incurred.
Legal and Other Matters
The Company’s operations are subject to a variety of local and state regulations. Failure to comply with one or more of those regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company ceasing operations. While management believes that the Company is in compliance with applicable local and state regulations as of December 31, 2021, cannabis regulations continue to evolve and are subject to

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

differing interpretations, and accordingly, the Company may be subject to regulatory fines, penalties, or restrictions in the future.
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
The Company may be, from time to time, subject to various administrative, regulatory, and other legal proceedings arising in the ordinary course of business. Contingent liabilities associated with legal proceedings are recorded when a liability is probable and the contingent liability can be estimated. We do not accrue for contingent losses that, in our judgment, are considered to be reasonably possible but not probable. At December 31, 2021 there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on our consolidated results of operations, other than as disclosed below.
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
Of the total settlement liability, $5,480 is included within “Accounts payable and accrued expenses” on the accompanying Consolidated Balance Sheet as of December 31, 2021, and was subsequently paid in January 2022.

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

The fair value of the share issuance of $27,431 is reflected within “Equity issued in litigation settlement” on the Consolidated Statement of Changes in Stockholders’ Equity. The fair value of the three properties to be acquired per the settlement of $5,400 is recorded within “Other noncurrent assets” as of December 31, 2021, and will remain until the time such property titles transfer to the Company. The settlement charge of $36,511 is reflected within “Settlement expense” on the Consolidated Statements of Operations. The settlement charge is not expected to be deductible for tax purposes.
Stockholder Dispute
On May 28, 2021, Senvest Management, LLC, Hadron Capital (Cayman) LTD., and Measure8 Venture Partners, LLC (collectively, the “Claimants”), as former holders of the AWH Convertible Promissory Notes issued and sold by the Company pursuant to the Company’s 2019 Convertible Note Purchase Agreement, filed an arbitration demand, which was subsequently amended on July 28, 2021 (the “Arbitration Demand”), against the Company and its Chief Executive Officer, Abner Kurtin, before the American Arbitration Association. In their Arbitration Demand, the Claimants take issue with Amended Notes Consent, which was approved by holders of approximately 66% of the principal amount of the AWH Convertible Promissory Notes, in excess of the simple majority required to amend the AWH Convertible Promissory Notes. The Amended Notes Consent set the conversion price of the AWH Convertible Promissory Notes at $2.96 per share. The Claimants allege that the Amended Notes Consent was obtained improperly and is void, and seek damages in excess of $20,000. The Company disputes the Claimants’ allegations and believes the Amended Notes Consent was properly obtained in accordance with the terms of the AWH Convertible Promissory Notes and 2019 Convertible Note Purchase Agreement and the Amended Notes are binding on all holders of the AWH Convertible Promissory Notes. The Company intends to vigorously defend against what it views as meritless claims.
MedMen NY Litigation
On February 25, 2021, the Company entered into a definitive investment agreement (the “Investment Agreement”) with subsidiaries of MedMen Enterprises Inc. (“MedMen”), under which we would have, subject to regulatory approval, completed an investment (the “Investment”) of approximately $73,000 in MedMen NY, Inc. (“MMNY”), a licensed medical cannabis operator in New York State. Following the completion of the transactions contemplated by the Investment Agreement, we were expected to hold all of the outstanding equity of MMNY. Specifically, the Investment Agreement provides that at the closing, the Company was going to pay to MedMen’s senior lenders $35,000, less certain transaction costs and a prepaid deposit of $4,000, and AWH New York, LLC was going to issue a senior secured promissory note in favor of MMNY’s senior secured lender in the principal amount of $28,000, guaranteed by AWH, which cash investment and note would be used to reduce the amounts owed to MMNY’s senior secured lender. Following its investment, AWH would hold a controlling interest in MMNY equal to approximately 86.7% of the equity in MMNY, and be provided with an option to acquire MedMen’s remaining interest in MMNY in the future for a nominal additional payment, which option the Company intended to exercise. The Investment Agreement also required AWH to make an additional investment of $10,000 in MMNY, which investment would also used to repay MMNY’s senior secured lender, if adult-use cannabis sales commenced in MMNY’s dispensaries.
The Company contends that, in December 2021, the parties to the Investment Agreement received the required approvals from the State of New York to close the transactions contemplated by the Investment Agreement, but MedMen has disputed the adequacy of the approvals provided by the State of New York. The Company delivered notice to MedMen in December 2021 that it wished to close the transactions promptly as required by the Investment Agreement. Nevertheless, MedMen, on January 2, 2022, gave notice to the Company that MedMen purported to terminate the Investment Agreement.
Following receipt of such notice, on January 13, 2022, the Company filed a complaint against MedMen and others in the Commercial Division of the Supreme Court of the State of New York, requesting specific performance that the transactions contemplated by the Investment Agreement must move forward, and such other relief as the court may deem appropriate. On January 24, 2022, MedMen filed an answer and counterclaims against the Company (the “Counterclaims”). On February 14, 2022, the Company filed an amended complaint and motion to

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

dismiss the Counterclaims. On March 7, 2022, MedMen filed an amended answer and counterclaims against the Company. The lawsuit is currently pending.
16. RELATED PARTY TRANSACTIONS
AWH previously had a management services agreement (“MSA”) with AGP Partners, LLC (“AGP”) under which AGP provided management services to AWH in connection with the monitoring and oversight of AWH’s financial and business functions until the IPO. The founder of AGP is the Chief Executive Officer and one of the founders of AWH. Pursuant to the MSA, AWH paid AGP a quarterly fee of $100. Pursuant to the terms of the agreement, the MSA was terminated following the Company’s IPO in May 2021. Upon termination, AGP was entitled to receive a $2,000 payout that was contingent upon the beneficial owners of AGP who serve as officers of the Company entering into lock-up agreements that extend for 360 days following the Company’s IPO. Pursuant to the MSA, each such lock-up agreement contains a provision whereby AWH’s Board may waive, in whole or in part, such extended lock-up thereto if AWH’s Board determines, in its sole discretion and in accordance with AWH’s governing documents and applicable law, that such waiver will not have an adverse effect on AWH and its equity holders, business, financial condition, and prospects.
We recognized expenses related to the MSA of $2,124 during the year ended December 31, 2021 and $400 during each of the years ended December 31, 2020 and 2019, that are included in “General and administrative expenses” on the Consolidated Statements of Operations. A total of $100 of these fees are included in “Accounts payable and other accrued expenses” on the Consolidated Balance Sheets as of December 31, 2020. The final payment was made in July 2021.
As discussed in Note 11, “Debt,” certain of the previously outstanding AWH Convertible Promissory Notes were with related party entities that are managed by one of the founders of the Company.
17. SUPPLEMENTAL INFORMATION
The following table presents supplemental information regarding our other current assets:

	As of December 31,
(in thousands)	2021	2020
Prepaid expenses	$7,508	$2,311
Deposits and other receivables	5,177	4,021
Construction deposits	3,263	712
Tenant improvement allowance	2,507	24,349
Other	6,376	1,205
Total	$24,831	$32,598
The following table presents supplemental information regarding our accounts payable and accrued liabilities:

	As of December 31,
(in thousands)	2021	2020
Fixed asset purchases	$15,682	$11,572
Accrued payroll and related expenses	11,760	2,762
Accounts payable	5,536	7,363
Litigation settlement	5,480	—
Accrued interest	187	7,723
Other	6,809	1,804
Total	$45,454	$31,224

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

The following table presents supplemental information regarding our general and administrative expenses:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Compensation	$55,773	$15,986	$8,831
Rent and utilities	18,993	14,631	6,758
Professional services	16,057	9,325	6,692
Depreciation and amortization	10,036	7,914	3,578
Insurance	5,126	1,467	758
Marketing	2,968	1,758	1,213
Loss on sale of assets	605	286	—
Other	7,107	1,700	1,579
Total	$116,665	$53,067	$29,409
18. SUBSEQUENT EVENTS
Management has evaluated subsequent events to determine if events or transactions occurring through the filing date of this Annual Report on Form 10-K require adjustment to or disclosure in the Company’s Financial Statements. There were no events that require adjustment to or disclosure in the Financial Statements, except as disclosed.
Sale Leaseback Transaction
In February 2022, the Company sold and subsequently leased back one of its capital assets in Franklin, NJ for total proceeds of $35,400, excluding transaction costs. The transaction met the criteria for sale-leaseback treatment. As such, the lease will be recorded as an operating lease and resulted in a lease liability of approximately $33,900 and an ROU asset of approximately $29,300, which was recorded net of a $4,600 tenant improvement allowance.
Other Transaction
In February 2022, the Company entered into an agreement to purchase a property in New Jersey for $1,100, subject to customary closing conditions.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
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
As previously disclosed in the Company’s Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2021, June 30, 2021, and September 30, 2021, the Company’s management identified a material weakness related to the maintenance and updating of vendor records in connection with the accounts payable cycle that occurred during the three months ended March 31, 2021. The material weakness did not result in a material misstatement of the Company’s financial statements included in this report, the Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2021, June 30, 2021, and September 30, 2021, or in other periodic filings. Management took immediate action to remediate the material weakness, including enhancing and better defining cash disbursement controls to prevent and timely detect unauthorized cash disbursements. As of September 30, 2021, the Company’s management has remediated the Company’s exposure to material weaknesses related to this matter. There were no changes to the Company’s internal control over financial reporting during the fourth quarter of 2021 that have materially affected, or are likely to materially affect, our internal control over financial reporting.
b.Management’s Annual Report on Internal Control Over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public Companies.
c.Attestation Report of the Registered Public Accounting Firm
This Annual Report on Form 10-K does not include an attestation report of the Company’s registered independent public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered independent public accounting firm as the Company qualifies as an “emerging growth company” under the Jumpstart Our Business Start-ups Act of 2012.
d.Changes in Internal Control Over Financial Reporting.
Other than as described above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation described above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Information about our executive officers is found in Part I, Item 1 of this Annual Report on Form 10-K under “Executive Officers of the Registrant.” Additional information required by this item will be set forth under the captions “Proposal No. 1–Election of Directors” and “Executive Officers” in our Definitive Proxy Statement for our 2022 Annual Meeting of Stockholders (the “2022 Proxy Statement”). Such information is incorporated herein by reference. Our 2022 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the conclusion of our fiscal year ended December 31, 2021.
ITEM 11. EXECUTIVE COMPENSATION.
The information required by this item will be included under the captions “Executive Compensation” and “Director Compensation” in the 2022 Proxy Statement and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be included under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in the 2022 Proxy Statement and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this item will be included under the caption “Proposal 1–Election of Directors” in the 2022 Proxy Statement and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this item will be included under the caption “Proposal 1–Election of Directors” in the 2022 Proxy Statement and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
We have filed the following documents as part of this Annual Report on Form 10-K:

Page
1.Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm	98
Financial Statements:
Consolidated Balance Sheets	100
Consolidated Statements of Operations	101
Consolidated Statements of Changes in Stockholders’ Equity	102
Consolidated Statements of Cash Flows	103
Notes to Consolidated Financial Statements	105

2. Financial Statement Schedules
Certain schedules have been omitted because the required information is included in the consolidated financial statements and notes thereto or because they are not applicable or not required.

3. Exhibits
Exhibit Index	145

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.2	Certificate of Incorporation	S-1	333-254800	3.4	April 23, 2021
3.3	Bylaws	S-1	333-254800	3.5	April 23, 2021
4.1	Ascend Wellness Holdings, Inc. 2021 Stock Incentive Plan	S-8	333-257780	4.2	July 9, 2021
4.2	Ascend Wellness Holdings, Inc. 2021 Employee Stock Purchase Plan	S-8	333-257780	4.3	July 9, 2021
4.3	Specimen Stock Certificate evidencing the shares of common stock	S-1	333-254800	4.1	April 15, 2021
4.4	Form of Registration Rights Agreement	S-1	333-254800	4.2	April 23, 2021
10.1	Credit Agreement, dated August 27, 2021, by and among Ascend Wellness Holdings, Inc., group of lenders and Acquiom Agency Services LLC, as administrative agent and collateral agent	8-K	333-254800	10.1	September 1, 2021
10.2	Form of Indemnification Agreement	S-1	333-254800	10.4	April 15, 2021
10.3	Convertible Note Purchase Agreement, dated January 2021	S-1	333-254800	10.27	March 29, 2021
10.4†#	Employment Agreement between Ascend Wellness Holdings, LLC and Abner Kurtin, dated as of March 22, 2021	S-1	333-254800	10.28	April 15, 2021
10.5†#	Employment Agreement between Ascend Wellness Holdings, Inc. and Francis Perullo, dated as of March 23, 2021	S-1	333-254800	10.29	April 15, 2021
10.6†#	Employment Agreement between Ascend Wellness Holdings, LLC and Daniel Neville, dated as of March 23, 2021	S-1	333-254800	10.30	April 15, 2021
10.7†#	Employment Agreement between Ascend Wellness Holdings, LLC and Christopher Melillo, dated as of March 29, 2021	S-1	333-254800	10.31	April 15, 2021
10.8	Form of Amendment to June 19, 2019 Convertible Note Purchase Agreement	S-1	333-254800	10.33	April 23, 2021
10.9#	Investment Agreement among MedMen NY, Inc., MM Enterprises USA, LLC, AWH New York, LLC and Ascend Wellness Holdings, LLC, dated February 25, 2021	S-1	333-254800	10.22	March 29, 2021
10.10#	Lease between IIP-IL 1, LLC and Ascend Illinois, LLC, dated December 21, 2018	S-1	333-254800	10.11	March 29, 2021
10.11#	First Amendment to Lease Agreement between IIP-IL 1 LLC and Revolution Cannabis - Barry, LLC, dated September 5, 2019	S-1	333-254800	10.12	March 29, 2021
10.12#	Second Amendment to Lease Agreement between IIP-IL 1 LLC and Revolution Cannabis - Barry, LLC, dated August 18, 2020	S-1	333-254800	10.13	March 29, 2021
10.13*#	Third Amendment to Lease Agreement between IIP-IL 1 LLC and Revolution Cannabis - Barry, LLC, dated September 15, 2021

21.1*	Subsidiaries of the Registrant
23.1*	Consent of Independent Registered Accounting Firm (Macias Gini & O’Connell LLP)
23.2*	Consent of Independent Registered Accounting Firm (Marcum LLP)
31.1*	Certification of Principal Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32‡	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Label Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
___________
*    Filed herewith.
†    Indicates management contract or compensatory plan, contract, or arrangement.
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

ITEM 16. FORM 10-K SUMMARY.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ASCEND WELLNESS HOLDINGS, INC.

By:	/s/ Abner Kurtin
Abner Kurtin Founder, Chief Executive Officer, Chairman of the Board and Director
March 10, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Ascend Wellness Holdings, Inc. and in the capacities and on the dates indicated.

By:	/s/ Abner Kurtin
Abner Kurtin Founder, Chief Executive Officer, Chairman of the Board and Director
March 10, 2022

/s/ Daniel Neville	/s/ Roman Nemchenko
Daniel Neville Chief Financial Officer (Principal Financial Officer) March 10, 2022	Roman Nemchenko Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)
March 10, 2022

/s/ Francis Perullo	/s/ Scott Swid
Francis Perullo Co-Founder, Chief Strategy Officer, President and Director	Scott Swid Director March 10, 2022
March 10, 2022

/s/ Emily Paxhia	/s/ Joseph Hinrichs
Emily Paxhia Director	Joseph Hinrichs Director
March 10, 2022	March 10, 2022

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act: None.
No annual report to security holders covering the registrant’s last fiscal year or proxy material with respect to any meeting of securities holders has been sent to security holders.