Form 10-Q
period 2022-03-31
Ascend Wellness Holdings, Inc.
filed 2022-05-12
CIK 1756390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 9, 2022, there were 188,090,158 shares of the registrant’s Class A common stock, par value $0.001, and 65,000 shares of the registrant’s Class B common stock, par value $0.001, outstanding.

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
The list of factors above is illustrative and by no means exhaustive. Additional information regarding these risks and other risks and uncertainties we face is contained in our Annual Report on Form 10-K for the year ended December 31, 2021 and in other reports we may file from time to time with the United States Securities and Exchange Commission and the applicable Canadian securities regulatory authorities (including all amendments to those reports). Although the Company has attempted to identify important factors that could cause actual results to differ materially from those contained in forward-looking information, there may be other factors that cause results not to be as anticipated, estimated, or intended.
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

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.
ASCEND WELLNESS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except per share amounts)	March 31, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$143,797	$155,481
Accounts receivable, net	10,371	7,612
Inventory	78,233	65,588
Notes receivable	5,500	4,500
Other current assets	22,651	24,831
Total current assets	260,552	258,012
Property and equipment, net	226,129	239,656
Operating lease right-of-use assets	107,279	103,958
Intangible assets, net	57,301	59,271
Goodwill	43,018	42,967
Other noncurrent assets	19,925	19,572
TOTAL ASSETS	$714,204	$723,436

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$46,771	$45,454
Current portion of debt, net	11,107	27,940
Operating lease liabilities, current	3,606	2,665
Income taxes payable	43,791	36,184
Other current liabilities	4,053	5,152
Total current liabilities	109,328	117,395
Long-term debt, net	222,593	230,846
Operating lease liabilities, noncurrent	223,981	197,295
Deferred tax liabilities, net	276	1,423
Total liabilities	556,178	546,959
Commitments and contingencies (Note 15)
Stockholders' Equity
Preferred stock, $0.001 par value per share; 10,000 shares authorized, none issued and outstanding as of March 31, 2022 and December 31, 2021 (Note 12)	—	—
Class A common stock, $0.001 par value per share; 750,000 shares authorized; 174,392 and 171,521 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively (Note 12)	174	171
Class B common stock, $0.001 par value per share, 100 shares authorized; 65 issued and outstanding at March 31, 2022 and December 31, 2021 (Note 12)	—	—
Additional paid-in capital	371,916	362,555
Accumulated deficit	(214,064)	(186,249)
Total stockholders' equity	158,026	176,477
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$714,204	$723,436
The accompanying notes are an integral part of the condensed consolidated financial statements.

ASCEND WELLNESS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2022	2021
Revenue, net	$85,090	$66,137
Cost of goods sold	(61,643)	(36,470)
Gross profit	23,447	29,667
Operating expenses
General and administrative expenses	33,227	25,146
Settlement expense	5,000	36,511
Total operating expenses	38,227	61,657
Operating loss	(14,780)	(31,990)

Other (expense) income
Interest expense	(6,031)	(7,337)
Other, net	103	80
Total other expense	(5,928)	(7,257)
Loss before income taxes	(20,708)	(39,247)
Income tax expense	(7,107)	(8,976)
Net loss	$(27,815)	$(48,223)

Net loss per share attributable to Class A and Class B common stockholders — basic and diluted (Note 12)	$(0.16)	$(0.45)
Weighted-average common shares outstanding — basic and diluted	172,494	106,443

The accompanying notes are an integral part of the condensed consolidated financial statements.

ASCEND WELLNESS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Three Months Ended March 31, 2022
	Class A and Class B Common Stock
(in thousands)	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
December 31, 2021	171,586	$171	$362,555	$(186,249)	$176,477
Vesting of equity-based payment awards	4,131	4	(4)	—	—
Equity-based compensation expense	—	—	14,306	—	14,306
Taxes withheld under equity-based compensation plans, net	(1,260)	(1)	(4,941)	—	(4,942)
Net loss	—	—	—	(27,815)	(27,815)
March 31, 2022	174,457	$174	$371,916	$(214,064)	$158,026

		Three Months Ended March 31, 2021
		Class A and Class B Common Stock
(in thousands)	Historical LLC Units	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
December 31, 2020	106,082	—	$—	$67,378	$(63,592)	$3,786
Vesting of equity-based payment awards	1,033	—	—	—	—	—
Equity-based compensation expense	50	—	—	2,487	—	2,487
Reserve for equity issued in litigation settlement	—	—	—	27,431	—	27,431
Net loss	—	—	—	—	(48,223)	(48,223)
March 31, 2021	107,165	—	$—	$97,296	$(111,815)	$(14,519)

The accompanying notes are an integral part of the condensed consolidated financial statements.

ASCEND WELLNESS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2022	2021
Cash flows from operating activities
Net loss	$(27,815)	$(48,223)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,918	6,254
Amortization of operating lease assets	291	352
Non-cash interest expense	571	3,255
Equity-based compensation expense	5,715	2,487
Equity issued in litigation settlement	—	27,431
Deferred income taxes	(1,147)	(796)
Loss on sale of assets	818	—
Changes in operating assets and liabilities, net of effects of acquisitions
Accounts receivable	(2,759)	(888)
Inventory	(15,217)	(11,320)
Other current assets	3,031	(563)
Other noncurrent assets	(353)	(6,914)
Accounts payable and accrued liabilities	9,950	16,903
Other current liabilities	(1,099)	(446)
Lease liabilities	244	414
Income taxes payable	7,607	4,225
Net cash used in operating activities	(10,245)	(7,829)
Cash flows from investing activities
Additions to capital assets	(10,214)	(23,351)
Investments in notes receivable	(1,000)	(760)
Collection of notes receivable	82	82
Proceeds from sale of assets	35,400	—
Acquisition of businesses, net of cash acquired	(24,890)	(11,174)
Net cash used in investing activities	(622)	(35,203)
Cash flows from financing activities
Proceeds from issuance of debt	—	49,500
Repayments of debt	(786)	(1,286)
Debt issuance costs	(31)	—
Net cash (used in) provided by financing activities	(817)	48,214
Net (decrease) increase in cash, cash equivalents, and restricted cash	(11,684)	5,182
Cash, cash equivalents, and restricted cash at beginning of period	155,481	58,097
Cash, cash equivalents, and restricted cash at end of period	$143,797	$63,279

The accompanying notes are an integral part of the condensed consolidated financial statements.

ASCEND WELLNESS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED, UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2022	2021
Supplemental Cash Flow Information
Interest paid	$5,133	$3,426
Income taxes paid	650	5,562

Non-cash investing and financing activities
Capital expenditures incurred but not yet paid	10,695	10,583
Taxes withheld under equity-based compensation plans, net	4,942	—
The accompanying notes are an integral part of the condensed consolidated financial statements.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

1. THE COMPANY AND NATURE OF OPERATIONS
Ascend Wellness Holdings, Inc., which operates through its subsidiaries (collectively referred to as “AWH,” “Ascend,” “we,” “us,” “our,” or the “Company”), is a multi-state operator in the United States cannabis industry. AWH owns, manages, and operates cannabis cultivation facilities and dispensaries in several states across the United States, including Illinois, Michigan, Ohio, Massachusetts, New Jersey, and Pennsylvania. AWH is headquartered in New York, New York.
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
Following the Conversion, the Company has authorized 750,000 shares of Class A common stock with a par value of $0.001 per share, 100 shares of Class B common stock with a par value of $0.001 per share and 10,000 shares of preferred stock with a par value of $0.001 per share. The rights of the holders of Class A common stock and Class B common stock are identical, except for voting and conversion rights. Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to 1,000 votes per share and is convertible at any time into one share of Class A common stock at the option of the holder. On May 4, 2021, the Company completed an Initial Public Offering (“IPO”) of its Class A common stock. See Note 12, “Stockholders’ Equity,” for additional details.
Shares of the Company’s Class A common stock are listed on the Canadian Securities Exchange (the “CSE”) under the ticker symbol “AAWH.U” and are quoted on the OTCQX® Best Market (the “OTCQX”) under the symbol “AAWH.” We are an emerging growth company under federal securities laws and as such we are able to elect to follow scaled disclosure requirements for this filing.
2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with (i) United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information, and (ii) the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of our management, our unaudited condensed consolidated financial statements and accompanying notes (the “Financial Statements”) include all normal recurring adjustments that are necessary for the fair statement of the interim periods presented. Interim results of operations are not necessarily indicative of results for the full year, or any other period. The Financial Statements should be read in conjunction with our audited consolidated financial statements (and notes thereto) in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “Annual Report”), as filed with the United States Securities and Exchange Commission (“SEC”) and with the relevant Canadian securities regulatory authorities under its profile on the System for Electronic Document Analysis and Retrieval (“SEDAR”). Except as noted below, there have been no material changes to the Company’s significant accounting policies and estimates during the three months ended March 31, 2022.
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
Liquidity
As reflected in the Financial Statements, the Company had an accumulated deficit as of March 31, 2022 and December 31, 2021, as well as a net loss for the three months ended March 31, 2022 and 2021, and negative cash flows from operating activities during the three months ended March 31, 2022 and 2021, which are indicators that raise substantial doubt of our ability to continue as a going concern. Management believes that substantial doubt of our ability to continue as a going concern for at least one year from the issuance of these Financial Statements has been alleviated due to: (i) cash on hand and (ii) continued growth of sales and gross profit from our consolidated operations. Management plans to continue to access capital markets for additional funding through debt and/or equity financings to supplement future cash needs, as may be required. However, management cannot provide any assurances that the Company will be successful in accomplishing its business plans. If the Company is unable to raise additional capital whenever necessary, it may be forced to decelerate or curtail certain of its operations until such time as additional capital becomes available.
Cash and Cash Equivalents and Restricted Cash
As of March 31, 2022 and December 31, 2021, we did not hold significant restricted cash or cash equivalents.
Fair Value of Financial Instruments
During the three months ended March 31, 2022 and 2021, we had no transfers of assets or liabilities between any of the hierarchy levels.
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
Basic and Diluted Loss per Share
The Company computes earnings (loss) per share (“EPS”) using the two-class method required for multiple classes of common stock. The rights, including the liquidation and dividend rights, of the Class A common stock and Class B common stock are substantially identical, except for voting and conversion rights. As the liquidation and dividend rights are identical, undistributed earnings are allocated on a proportionate basis to each class of common stock and the resulting basic and diluted net loss per share attributable to common stockholders are, therefore, the same for both Class A and Class B common stock on both an individual and combined basis. EPS and weighted-average shares outstanding for the three months ended March 31, 2022 and 2021 have been computed on the basis of treating the historical common unit equivalents previously outstanding as shares of Class A common stock, as such historical units converted into shares of Class A common stock in the Conversion.
Basic EPS is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted EPS reflects potential dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period increased by the number of additional common

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

shares that would have been outstanding if all potential common shares had been issued and were dilutive. However, potentially dilutive securities are excluded from the computation of diluted EPS to the extent that their effect is anti-dilutive. Potential dilutive securities in the current year include incremental shares of common stock issuable upon the exercise of warrants, unvested restricted stock awards, unvested restricted stock units, and outstanding stock options. Potential dilutive securities in the prior year include incremental shares of common stock issuable upon the exercise of warrants, unvested restricted stock awards, and the conversion of convertible notes. At March 31, 2022 and 2021, 11,447 and 47,187 shares of common stock equivalents, respectively, were excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive.
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
Recently Adopted Accounting Standards
Debt
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments. This guidance also eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. ASU 2020-06 became effective for us on January 1, 2022 and did not have a significant impact on our consolidated financial statements.
Modification or Exchanges of Freestanding Equity-Classified Written Call Options
In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt – Modifications and Extinguishments (Subtopic 470-50), Compensation – Stock Compensation (Topic 718), and Derivatives and Hedging – Contracts in an Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting For Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options, (“ASU 2021-04”). ASU 2021-04 provides clarification and reduces diversity in an issuer’s accounting for certain modifications or exchanges of freestanding equity-classified written call options, such as warrants, that remain equity classified after modification or exchange. ASU 2021-04 became effective for us on January 1, 2022 and did not have a significant impact on our consolidated financial statements
Recently Issued Accounting Pronouncements
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
Reference Rate Reform
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. This guidance was effective upon issuance as of March 12, 2020 and may be adopted as reference rate reform activities occur through December 31, 2022. We have not yet applied any of the expedients and exceptions and do not expect this guidance to have a material impact on our consolidated financial statements.
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

	Three Months Ended March 31,
(in thousands)	2022	2021
Retail revenue	$63,290	$45,521
Wholesale revenue	37,933	30,342
	101,223	75,863
Elimination of inter-company revenue	(16,133)	(9,726)
Total revenue, net	$85,090	$66,137

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

Sales discounts were not material during the three months ended March 31, 2022 and 2021. The liability related to the loyalty program we offer dispensary customers at certain locations was $460 and $518 at March 31, 2022 and December 31, 2021, respectively, and is included in “Other current liabilities” on the accompanying unaudited Condensed Consolidated Balance Sheets. As of March 31, 2022 and December 31, 2021, the Company recorded $625 and $374, respectively, in allowance for doubtful accounts. Write-offs were not significant during the three months ended March 31, 2022 and 2021.
4. ACQUISITIONS
The Company has determined that the acquisitions discussed below are considered business combinations under ASC Topic 805, Business Combinations, (“ASC Topic 805”) and are accounted for by applying the acquisition method, whereby the assets acquired and the liabilities assumed are recorded at their fair values with any excess of the aggregate consideration over the fair values of the identifiable net assets allocated to goodwill. Operating results are included in the Financial Statements from the date of the acquisition.
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
2021 Acquisitions
Effective May 5, 2021 the Company completed the acquisition of the parent company of Hemma, LLC (“Hemma”), the owner of a medical cultivation site in Ohio. Effective October 1, 2021, the Company completed the acquisition of BCCO, LLC (“BCCO”), a medical dispensary license holder in Ohio. Additionally, effective December 22, 2021, the Company completed the acquisition of Ohio Cannabis Clinic, LLC (“OCC”), a medical dispensary license holder in Ohio.
During the three months ended March 31, 2022, we recorded a measurement period purchase accounting adjustment of $51 related to the OCC acquisition for the final working capital adjustment, with a related impact to goodwill.
Financial and Pro Forma Information
The following table summarizes the revenue and net (loss) income related to Hemma, BCCO, and OCC that is included in our consolidated results for the three months ended March 31, 2022.

	Three Months Ended March 31, 2022
(in thousands)	Hemma	BCCO	OCC
Revenue, net	$144	$1,779	$1,374
Net (loss) income	(290)	338	204
Pro forma financial information is not presented for Hemma, BCCO, or OCC as such results are immaterial, individually and in aggregate, to both the current and prior period.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

5. INVENTORY
The components of inventory are as follows:

(in thousands)	March 31, 2022	December 31, 2021
Materials and supplies	$14,488	$8,899
Work in process	38,874	28,235
Finished goods	24,871	28,454
Total	$78,233	$65,588
Total compensation expense capitalized to inventory was $13,134 and $6,363 during the three months ended March 31, 2022 and 2021, respectively. At March 31, 2022 and December 31, 2021, $12,723 and $8,571, respectively, of compensation expense remained capitalized as part of inventory.
6. NOTES RECEIVABLE

(in thousands)	March 31, 2022	December 31, 2021
MMNY - working capital loan(1)	$2,422	$2,422
Marichron - note receivable(2)	1,500	1,500
Marichron - working capital loan(2)	229	78
Other(3)	1,349	500
Total	$5,500	$4,500
(1)On February 25, 2021, the Company entered into a working capital advance agreement with MedMen NY, Inc. (“MMNY”), an unrelated third party, in conjunction with an Investment Agreement (as defined in Note 15, “Commitments and Contingencies”). The working capital advance agreement allows for initial maximum borrowings of up to $10,000, which may be increased to $17,500, and was issued to provide MMNY with additional funding for operations in conjunction with the Investment Agreement. Borrowings do not bear interest, but may be subject to a financing fee. The outstanding balance is due and payable at the earlier of the initial closing of the Investment Agreement or, if the Investment Agreement is terminated, three business days following such termination. Additional borrowing requests are at the Company’s discretion.
(2)In April 2019, the Company issued a $1,500 promissory note to Marichron Pharma LLC (“Marichron”), an unrelated third party, with a stated interest rate of 12% per year. The Company also entered into a working capital line of credit with Marichron, allowing for maximum borrowings of $1,000. The promissory note and working capital line of credit were issued in conjunction with a unit purchase option agreement that the parties entered into during 2019 and were issued to provide Marichron with additional funding for operations. The note, as amended, matures at the earlier of the definitive closing of the unit purchase option agreement or December 31, 2022. The Company expects to submit a license transfer application to the state during 2022 and may settle the outstanding balances as part of the purchase price at closing following state approval.
(3)In November 2021, the Company issued a bridge loan to an unrelated third party that provides for maximum borrowings of up to $16,000 with an interest rate of 9% per annum. Repayment is due at maturity in November 2023 or upon an event of default (as defined in the bridge loan agreement). The Company has full discretion to approve additional borrowing requests under the agreement.
Additionally, a total of $4,299 is outstanding at March 31, 2022 related to a promissory note issued to the owner of a property the Company is leasing, of which $158 and $4,141 is included in “Other current assets” and “Other noncurrent assets,” respectively, on the unaudited Condensed Consolidated Balance Sheet. At December 31, 2021, $4,337 was outstanding, of which $156 and $4,181 is included in “Other current assets” and “Other noncurrent assets,” respectively, on the unaudited Condensed Consolidated Balance Sheet.
The Company has not identified any collectability concerns as of March 31, 2022 for the amounts due under notes receivable. No impairment losses on notes receivable were recognized during the three months ended March 31, 2022 or 2021.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

7. PROPERTY AND EQUIPMENT
Property and equipment consists of the following:

(in thousands)	March 31, 2022	December 31, 2021
Leasehold improvements	$138,923	$103,976
Furniture, fixtures, and equipment	50,746	49,058
Buildings	45,249	45,663
Construction in progress	15,731	60,986
Land	1,802	1,302
Property and equipment, gross	252,451	260,985
Less: accumulated depreciation	26,322	21,329
Property and equipment, net	$226,129	$239,656
Total depreciation expense was $5,378 and $2,951 during the three months ended March 31, 2022 and 2021, respectively. Total depreciation expense capitalized to inventory was $4,208 and $1,956 during the three months ended March 31, 2022 and 2021, respectively. At March 31, 2022 and December 31, 2021, $3,541 and $2,070, respectively, of depreciation expense remained capitalized as part of inventory.
During the three months ended March 31, 2022, we recognized a loss of $946 related to the sale of a property, which is included in “General and administrative expenses” on the unaudited Condensed Consolidated Statement of Operations, and wrote-off $385 of accumulated depreciation.
8. VARIABLE INTEREST ENTITIES
A variable interest entity (“VIE”) is a legal entity that does not have sufficient equity at risk to finance its activities without additional subordinated financial support or is structured that such equity investors lack the ability to make significant decisions relating to the entity’s operations through voting rights or do not substantively participate in the gains or losses of the entity. The primary beneficiary has both the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.
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
The following tables present the summarized financial information about the Company’s consolidated VIE that is included in the unaudited Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021 and in the unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021. This entity was determined to be a VIE since the Company possesses the power to direct the significant activities of the VIE and has the obligation to absorb losses or the right to receive benefits from the VIE.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

	Ascend Illinois
(in thousands)	March 31, 2022	December 31, 2021
Current assets	$112,537	$111,118
Other noncurrent assets	171,585	171,566
Current liabilities	69,127	71,264
Noncurrent liabilities	116,798	126,397
Equity	49,180	41,873

	Ascend Illinois
	Three Months Ended March 31,
(in thousands)	2022	2021
Revenue, net	$63,892	$54,738
Net income	7,298	7,094
9. INTANGIBLE ASSETS AND GOODWILL
Intangible Assets

(in thousands)	March 31, 2022	December 31, 2021
Finite-lived intangible assets
Licenses and permits	$55,281	$55,281
In-place leases	19,963	19,963
Trade names	380	380
	75,624	75,624
Accumulated amortization:
Licenses and permits	(6,836)	(5,415)
In-place leases	(11,107)	(10,558)
Trade names	(380)	(380)
	(18,323)	(16,353)

Total intangible assets, net	$57,301	$59,271
Amortization expense was $1,970 and $1,685 during the three months ended March 31, 2022 and 2021, respectively. Total amortization expense capitalized to inventory was $408 and $261 during three months ended March 31, 2022 and 2021, respectively. At March 31, 2022 and December 31, 2021, $702 and $502, respectively, of amortization expense remained capitalized as part of inventory.
No impairment indicators were noted during the three months ended March 31, 2022 or 2021 and, as such, we did not record any impairment charges during either period.
Goodwill

(in thousands)
Balance, December 31, 2021	$42,967
Adjustments to purchase price allocation(1)	51
Balance, March 31, 2022	$43,018
(1)During the three months ended March 31, 2022, we recorded measurement period purchase accounting adjustments related to one of our 2021 acquisitions. See Note 4, “Acquisitions,” for additional information.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

10. LEASES
The Company leases land, buildings, equipment, and other capital assets which it uses for corporate purposes and the production and sale of cannabis products. We determine if an arrangement is a lease at inception and begin recording lease activity at the commencement date, which is generally the date in which we take possession of or control the physical use of the asset. Right-of-use (“ROU”) assets and lease liabilities are recognized based on the present value of lease payments over the lease term with lease expense recognized on a straight-line basis. We use our incremental borrowing rate to determine the present value of future lease payments unless the implicit rate is readily determinable. Our incremental borrowing rate is the rate of interest we would have to pay to borrow on a collateralized basis over a similar term at an amount equal to the lease payments in a similar economic environment. This incremental borrowing rate is applied to the minimum lease payments within each lease agreement to determine the amounts of our ROU assets and lease liabilities.
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
The components of lease assets and lease liabilities and their classification on our unaudited Condensed Consolidated Balance Sheets were as follows:

(in thousands)	Classification	March 31, 2022	December 31, 2021
Lease assets
Operating leases	Operating lease right-of-use assets	$107,279	$103,958

Lease liabilities
Current liabilities
Operating leases	Operating lease liabilities, current	$3,606	$2,665
Noncurrent liabilities
Operating leases	Operating lease liabilities, noncurrent	223,981	197,295
Total lease liabilities		$227,587	$199,960
The components of lease costs and classification within the unaudited Condensed Consolidated Statements of Operations were as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021
Operating lease costs
Capitalized to inventory	$7,058	$4,494
General and administrative expenses	332	1,280
Total operating lease costs	$7,390	$5,774

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

At March 31, 2022 and December 31, 2021, $6,699 and $4,393, respectively, of lease costs remained capitalized in inventory. We recognized a gain of $128 during the three months ended March 31, 2022 related to the termination of two of our leases, which is included in “General and administrative expenses” on the unaudited Condensed Consolidated Statement of Operations.
The following table presents information on short-term and variable lease costs:

	Three Months Ended March 31,
(in thousands)	2022	2021
Total short-term and variable lease costs	$1,206	$652
Sublease income generated during the three months ended March 31, 2022 and 2021 was immaterial.
The following table includes supplemental cash and non-cash information related to our leases:

	Three Months Ended March 31,
(in thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$6,829	$5,069
ROU assets obtained in exchange for new lease obligations
Operating leases	$30,746	$11,442
The weighted-average remaining lease term for our real estate leases is 16.6 years and 15.8 years at March 31, 2022 and December 31, 2021, respectively, and the weighted-average discount rate is 14.8% and 12.7% at March 31, 2022 and December 31, 2021, respectively.
The amounts of future undiscounted cash flows related to the lease payments over the lease terms and the reconciliation to the present value of the lease liabilities as recorded on our unaudited Condensed Consolidated Balance Sheet as of March 31, 2022 are as follows:

(in thousands)	Operating Lease Liabilities
Remainder of 2022	$24,060
2023	33,028
2024	33,952
2025	34,903
2026	35,488
Thereafter	472,009
Total lease payments	633,440
Less: imputed interest	405,853
Present value of lease liabilities	$227,587
Lease Amendments
In March 2022, we amended the leases related to our Athol, Massachusetts and Lansing, Michigan cultivation facilities to increase the tenant improvement allowance for each, which resulted in increased rent amounts. We accounted for the amendments as lease modifications and remeasured each ROU asset and lease liability as of the amendment dates. The modifications resulted in a total additional tenant improvement allowance of $19,300, a reduction of $22,483 to total ROU assets, and a reduction of $3,183 to total lease liabilities.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

Sale Leaseback Transactions
In February 2022, the Company sold and subsequently leased back one of its capital assets in Franklin, New Jersey for total proceeds of $35,400, excluding transaction costs. The transaction met the criteria for sale leaseback treatment. The lease was recorded as an operating lease and resulted in a lease liability of $33,707 and an ROU asset of $29,107, which was recorded net of a $4,600 tenant improvement allowance.
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

(in thousands)	Remainder of 2022	2023	2024	2025	2026	Thereafter	Total
Cash payments due under financing liabilities	$1,567	$2,143	$2,206	$2,271	$2,338	$6,811	$17,336
11. DEBT

(in thousands)	March 31, 2022	December 31, 2021
2021 Credit Facility(1)	$210,000	$210,000
Sellers’ Notes(2)	13,493	39,116
Finance liabilities	17,750	17,750
Total debt	$241,243	$266,866

Current portion of debt	$11,140	$27,980
Less: unamortized deferred financing costs	33	40
Current portion of debt, net	$11,107	$27,940

Long-term debt	$230,103	$238,886
Less: unamortized deferred financing costs	7,510	8,040
Long-term debt, net	$222,593	$230,846
(1)On August 27, 2021, the Company entered into a credit agreement with a group of lenders (the “2021 Credit Agreement”) that provides for a term loan of $210,000 (the “2021 Credit Facility”), which was borrowed in full. The 2021 Credit Facility matures on August 27, 2025 and does not require scheduled principal amortization payments. Borrowings under the 2021 Credit Facility bear interest at a rate of 9.5% per annum, payable quarterly and, as to any portion of the term loan that is prepaid, on the date of prepayment. We incurred total financing costs of $8,806, that are being amortized to interest expense over the term of 2021 Credit Facility using the straight-line method which approximates the interest rate method.
Mandatory prepayments are required from proceeds of certain events, including the proceeds of indebtedness that is not permitted under the agreement and asset sales and casualty events, subject to customary reinvestment rights. The Company may prepay the 2021 Credit Facility at any time, subject to a customary make-whole payment or prepayment penalty, as applicable. Once repaid, amounts borrowed under the 2021 Credit Facility may not be re-borrowed. The 2021 Credit Agreement permits the company to request an extension of the maturity date for 364 days, in the lenders’ discretion, and to

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

increase the 2021 Credit Facility up to $275,000 if the then-existing lenders (or other lenders) agree to provide such additional term loans.
The Company is required to comply with two financial covenants under the 2021 Credit Agreement. The Company may not permit its liquidity (defined as unrestricted cash and cash equivalents pledged under the 2021 Credit Facility plus any future revolving credit availability) to be below $20,000 as of the last day of any fiscal quarter. Additionally, the Company may not permit the ratio of Consolidated EBITDA (as defined in the 2021 Credit Agreement) to consolidated cash interest expense for any period of four consecutive fiscal quarters to be less than 2.25:1.00 for the period ending March 31, 2022, and less than 2.50:1.00 for the period ending June 30, 2022 and thereafter. The Company has a customary equity cure right for each of these financial covenants. The Company is in compliance with these covenants as of March 31, 2022.
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
(2)Sellers’ Notes consist of amounts owed for acquisitions or other purchases. During the three months ended March 31, 2022, we repaid $24,839 to the former owners of two entities that we previously acquired, which is included in “Current portion of debt, net” on the unaudited Condensed Consolidated Balance Sheet at December 31, 2021. A total of $8,000 remains due to the former owners of one entity that we previously acquired, which is included on the unaudited Condensed Consolidated Balance Sheets under the caption “Current portion of debt, net” at March 31, 2022 and Long-term debt, net” at December 31, 2021.
Additionally, at March 31, 2022, $5,493 remains due under the purchase of a non-controlling interest, of which $3,140 and $2,353 is included in “Current portion of debt, net” and “Long-term debt, net” respectively on the unaudited Condensed Consolidated Balance Sheet. At December 31, 2021, $3,140 and $3,136 is included in “Current portion of debt, net” and “Long-term debt, net” respectively.
Debt Maturities
During the three months ended March 31, 2022, we repaid $24,839 of sellers’ notes related to two previous acquisitions and $786 of sellers’ notes related to the former owners of a previous non-controlling interest.
At March 31, 2022, the following cash payments are required under our debt arrangements:

(in thousands)	Remainder of 2022	2023	2024	2025	2026	Total
Sellers’ notes(1)	$2,357	$11,143	$—	$—	$—	$13,500
Term note maturities	—	—	—	210,000	—	210,000
(1)Certain cash payments include an interest accretion component.
Interest Expense
Interest expense during 2022 and 2021 consisted of the following:

	Three Months Ended March 31,
(in thousands)	2022	2021
Cash interest	$4,943	$3,426
Accretion	573	3,412
Interest on financing liability(1)	515	499
Total	$6,031	$7,337
(1)Interest on financing liability related to failed sale leaseback transactions. See Note 10, “Leases,” for additional details.

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
Holders of each share of Class A common stock are entitled to one vote per share and holders of Class B common stock are entitled to 1,000 votes per share. Holders of Class A common stock and Class B common stock will vote together as a single class on all matters (including the election of directors) submitted to a vote of stockholders, unless otherwise required by law or our certificate of incorporation. Each share of Class B common stock is convertible at any time into one share of Class A common stock at the option of the holder. In addition, each share of Class B common stock will automatically convert into one share of Class A common stock on May 4, 2026, the final conversion date. Each share of Class B common stock will convert automatically into one share of Class A common stock upon any transfer, whether or not for value, except for certain transfers described in our certificate of incorporation, including, without limitation, transfers for tax and estate planning purposes, so long as the transferring holder of Class B common stock continues to hold exclusive voting and dispositive power with respect to any such transferred shares. Once converted into a share of Class A common stock, a converted share of Class B common stock will not be reissued, and following the conversion of all outstanding shares of Class B common stock, no further shares of Class B common stock will be issued.
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

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

On May 4, 2021, the Company completed an IPO of its Class A common stock, in which it issued and sold 10,000 shares of Class A common stock at a price of $8.00 per share. On May 7, 2021, the underwriters exercised their over-allotment option in full and we issued and sold an additional 1,500 shares of Class A common stock. We received total net proceeds of approximately $86,065 after deducting underwriting discounts and commissions and certain other direct offering expenses paid by us. In conjunction with the IPO, each Real Estate Preferred Unit converted into Class A common stock at a rate of one plus 1.5x, divided by the IPO price of $8.00 per share, for a total of 26,221 shares of Class A common stock. The additional 3,420 shares issued per the conversion feature was considered a contingent beneficial conversion feature and was recognized when the conversion event occurred and the contingency was resolved, for a total non-cash interest charge of $27,361. Each Series Seed Preferred Unit and Series Seed+ Preferred Unit converted into shares of Class A common stock on a one-for-one basis. Additionally, the then-outstanding convertible promissory notes, plus accrued interest, converted into a total of 37,388 shares of Class A common stock.
The following table summarizes the total shares of Class A common stock and Class B common stock outstanding as of March 31, 2022 and December 31, 2021:

(in thousands)	March 31, 2022	December 31, 2021
Shares of Class A common stock	174,392	171,521
Shares of Class B common stock	65	65
Total	174,457	171,586
Warrants
The following table summarizes the warrants activity during the quarter ended March 31, 2022:

	Number of Warrants (in thousands)(1)	Weighted-Average Exercise Price	Weighted-Average Remaining Exercise Period (years)	Aggregate Intrinsic Value (in thousands)(2)
Outstanding, December 31, 2021	3,531	$4.00	2.0	$9,216
Outstanding, March 31, 2022	3,531	$4.00	1.8	$71
(1)In conjunction with the Conversion, the holders of warrants to acquire 3,531 common units at an exercise price of $4.00 received warrants to acquire an equal number of shares of Class A common stock.
(2)Based on the amount by which the closing market price of our Class A common stock exceeds the exercise price on each date indicated.
The warrants outstanding as of March 31, 2022 are equity-classified instruments, are subject to customary anti-dilution adjustments, are stand-alone instruments, and are not part of the terms of the notes to which they were originally issued. The warrants had an estimated total fair value of $237 at issuance, which was calculated using a Black-Scholes model. The fair value per warrant ranged from $0.02 to $0.10 and significant assumptions used in the calculation included volatility ranging from 69.2% to 108.4% and risk-free rates ranging from 0.17% to 2.17%.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

13. EQUITY-BASED COMPENSATION EXPENSE
Equity Incentive Plans
The Company adopted an incentive plan in November 2020 (the “2020 Plan”) which authorized the issuance of incentive common unit options and restricted common units (collectively, “Awards”). The maximum number of Awards to be issued under the 2020 Plan is 10,031 and any Awards that expire or are forfeited may be re-issued. A total of 9,994 Awards had been issued under the plan as of March 31, 2022. The Awards generally vest over two or three years. The estimated fair value of the Awards at issuance is recognized as compensation expense over the related vesting period.
In conjunction with the Conversion, the holders of the restricted common units issued under the 2020 Plan received one restricted share of Class A common stock (a “Restricted Common Share”) for each restricted common unit held immediately prior to the Conversion.
The following table summarizes the restricted common shares activity during the three months ended March 31, 2022:

Restricted Common Shares
Unvested, December 31, 2021	1,653
Vested	(866)
Forfeited	(12)
Unvested, March 31, 2022	775
As of March 31, 2022, total unrecognized compensation cost related to the restricted common shares was $206, which is expected to be recognized over a weighted-average remaining vesting period of 0.5 years.
In July 2021, the Company adopted a new stock incentive plan (the “2021 Plan”), pursuant to which 17,000 shares of Class A common stock are reserved for issuance thereunder, subject to certain adjustments and other terms. Following the adoption of the 2021 Plan, no additional awards are expected to be issued under the 2020 Plan. The 2021 Plan authorized the issuance of stock options, stock appreciation rights (“SAR Awards”), restricted stock awards (“RSAs”), restricted stock units (“RSUs”), and other stock-based awards (collectively the “2021 Plan Awards”). Any 2021 Plan Awards that expire or are forfeited may be re-issued. The estimated fair value of the 2021 Plan Awards at issuance is recognized as compensation expense over the related vesting, exercise, or service periods, as applicable. As of March 31, 2022, there were 6,546 shares of Class A common stock available for grant for future equity-based compensation awards under the 2021 Plan. Activity related to awards issued under the 2021 Plan is further described below. As of March 31, 2022, no SAR Awards and no RSAs have been granted under the 2021 Plan.
Stock Options
The following table summarizes stock option activity during the three months ended March 31, 2022:

	Options Outstanding
(in thousands, except per share amounts)	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value(1)
Outstanding, December 31, 2021	—	$—	—	$—
Granted	1,331	$4.10
Outstanding, March 31, 2022	1,331	$4.10	5.0	$—
Exercisable at March 31, 2022	—	$4.10	5.0	$—
(1)Based on the amount by which the closing market price of our Class A common stock exceeds the exercise price on each date indicated.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

No options were exercised during the three months ended March 31, 2022. As of March 31, 2022, total unrecognized stock-based compensation expense related to unvested options was $2,590, which is expected to be recognized over a weighted-average remaining vesting period of 2.5 years.
We determine the fair value of stock options on the grant date using a Black-Scholes option pricing model. The fair value of stock options granted during the three months ended March 31, 2022 was calculated on the date of grant using the following weighted-average assumptions:

Three Months Ended March 31, 2022
Risk-free interest rate	2.6%
Expected term (years)	3.75
Dividend yield	0%
Expected volatility	70.0%
Using the Black-Scholes option pricing model, the weighted-average fair value of stock options granted during the three months ended March 31, 2022 was $1.97 per share.
Restricted Stock Units
The following table summarizes the RSU activity during the three months ended March 31, 2022:

	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value per Share
Unvested, December 31, 2021	6,329	$10.48
Granted	3,238	3.87
Vested(1)	(3,265)	6.28
Forfeited	(498)	6.09
Unvested, March 31, 2022	5,804	$9.36
(1)Includes 1,260 vested shares that were withheld to cover tax obligations and were subsequently canceled.
As of March 31, 2022, total unrecognized compensation cost related to the RSUs was $51,392, which is expected to be recognized over a weighted-average remaining vesting period of 2.0 years.
Compensation Expense by Type of Award
The following table details the equity-based compensation expense by type of award for the periods presented:

	Three Months Ended March 31,
(in thousands)	2022	2021
RSUs(1)	$5,533	$—
Restricted Common Shares	155	2,487
Stock Options	27	—
Total equity-based compensation expense	$5,715	$2,487
(1)Includes RSUs issued for the 2021 annual performance bonus, which is included in “Accounts payable and accrued liabilities” on the unaudited Condensed Consolidated Balance Sheet at December 31, 2021. These RSUs vested at issuance with a value of $7,959, which reflects a change in estimate of $632 that is included as a reduction to equity-based compensation expense and is included within “General and administrative expenses” on the unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2022.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

Of the total equity-based compensation expense, $3,211 was capitalized to inventory during the three months ended March 31, 2022 and $4,030 and $4,814 remains capitalized as of March 31, 2022 and December 31, 2021, respectively. No equity-based compensation expense was capitalized during the three months ended March 31, 2021. During the three months ended March 31, 2022 and 2021, we recognized $2,504 and $2,487, respectively, within “General and administrative expenses” and $3,995 and none, respectively, within “Cost of goods sold” on the unaudited Condensed Consolidated Statements of Operations.
Employee Stock Purchase Plan
In July 2021, the Company also adopted an employee stock purchase plan (the “2021 ESPP”), pursuant to which 4,000 shares of Class A common stock are reserved for issuance thereunder, subject to certain adjustments and other terms. No shares have been issued under the 2021 ESPP as of March 31, 2022.
14. INCOME TAXES

	Three Months Ended March 31,
($ in thousands)	2022	2021
Loss before income taxes	$(20,708)	$(39,247)
Income tax expense	7,107	8,976
Effective tax rate	(34.3)%	(22.9)%

Gross profit	$23,447	$29,667
Effective tax rate on gross profit	30.3%	30.3%
Since the Company operates in the cannabis industry, it is subject to the limitations of Internal Revenue Code (“IRC”) Section 280E, which prohibits businesses engaged in the trafficking of Schedule I or Schedule II controlled substances from deducting ordinary and necessary business expenses from gross profit. Cannabis businesses operating in states that align their tax codes with IRC Section 280E are also unable to deduct ordinary and necessary business expenses for state tax purposes. Ordinary and necessary business expenses deemed non-deductible under IRC Section 280E are treated as permanent book-to-tax differences. Therefore, the effective tax rate can be highly variable and may not necessarily correlate with pre-tax income or loss. As such, the effective tax rate for the three months ended March 31, 2022 varies from the effective tax rate for the three months ended March 31, 2021 due to the tax-effected change in nondeductible expenses under IRC Section 280E as a proportion of pre-tax loss during the period.
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
As of March 31, 2022, we entered into agreements to purchase one property in New York and one property in New Jersey for a combined total purchase price of $18,100, subject to closing adjustments. The closing of each property is expected during 2022, but each is dependent on certain conditions, including inspection.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

In conjunction with the OCC acquisition (see Note 4, “Acquisitions”) in December 2021, the Company entered into a supply agreement with a producer and supplier of medical marijuana products in Ohio (the “Ohio Supply Agreement”) with an initial expiration date of August 2028. Under the Ohio Supply Agreement, the Company will purchase products from the supplier that results in 7.5% of the Company’s monthly gross sales of all products in its Ohio dispensaries for the first five years, and 5% for the remaining term. The Company can establish the selling price of the products and the purchases are made at the lowest then-prevailing wholesale market price of products sold by the supplier to other dispensaries in Ohio.
Legal and Other Matters
The Company’s operations are subject to a variety of local and state regulations. Failure to comply with one or more of those regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company ceasing operations. While management believes that the Company is in compliance with applicable local and state regulations as of March 31, 2022, cannabis regulations continue to evolve and are subject to differing interpretations, and accordingly, the Company may be subject to regulatory fines, penalties, or restrictions in the future.
State laws that permit and regulate the production, distribution, and use of cannabis for adult use or medical purposes are in direct conflict with the Controlled Substances Act (21 U.S.C. § 811) (the “CSA”), which makes cannabis use and possession federally illegal. Although certain states and territories of the United States authorize medical and/or adult use cannabis production and distribution by licensed or registered entities, under United States federal law, the possession, use, cultivation, and transfer of cannabis and any related drug paraphernalia is illegal and any such acts are criminal acts under federal law under the CSA. Although the Company’s activities are believed to be compliant with applicable state and local laws, strict compliance with state and local laws with respect to cannabis may neither absolve the Company of liability under United States federal law, nor may it provide a defense to any federal proceeding which may be brought against the Company.
The Company may be, from time to time, subject to various administrative, regulatory, and other legal proceedings arising in the ordinary course of business. Contingent liabilities associated with legal proceedings are recorded when a liability is probable and the contingent liability can be estimated. We do not accrue for contingent losses that, in our judgment, are considered to be reasonably possible but not probable. At March 31, 2022 there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on our consolidated results of operations, other than as disclosed below.
Stockholder Dispute
On May 28, 2021, Senvest Management, LLC, Hadron Capital (Cayman) LTD., and Measure8 Venture Partners, LLC (collectively, the “Claimants”), as former holders of convertible notes issued and sold by the Company (the “AWH Convertible Promissory Notes”) pursuant to the Company’s convertible note purchase agreement dated as of June 12, 2019 (the “2019 Convertible Note Purchase Agreement”), filed an arbitration demand, which was subsequently amended on July 28, 2021 (the “Arbitration Demand”), against the Company and its Chief Executive Officer, Abner Kurtin, before the American Arbitration Association. In their Arbitration Demand, the Claimants take issue with the April 22, 2021 amendment of the terms of the 2019 Convertible Note Purchase Agreement (the “Amended Notes Consent”), which was approved by holders of approximately 66% of the principal amount of the AWH Convertible Promissory Notes, in excess of the simple majority required to amend the AWH Convertible Promissory Notes. The Amended Notes Consent set the conversion price of the AWH Convertible Promissory Notes at $2.96 per share. The Claimants alleged that the Amended Notes Consent was obtained improperly and is void. The Company disputed the Claimants’ allegations and contended that the Amended Notes Consent was properly obtained in accordance with the terms of the AWH Convertible Promissory Notes and 2019 Convertible Note Purchase Agreement and the Amended Notes Consent was binding on all holders of the AWH Convertible Promissory Notes.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

The Company, Mr. Kurtin, and the Claimants entered into a settlement agreement, dated April 29, 2022, whereby the Company agreed to pay the Claimants a total of $5,000. This amount is included within “Settlement expense” on the unaudited Condensed Consolidated Statements of Operations in the Financial Statements for the three months ended March 31, 2022 and within “Accounts payable and accrued liabilities” on the unaudited Condensed Consolidated Balance Sheet at March 31, 2022. The settlement was subsequently paid in May 2022.
MedMen NY Litigation
On February 25, 2021, the Company entered into a definitive investment agreement (the “Investment Agreement”) with subsidiaries of MedMen Enterprises Inc. (“MedMen”), under which we would have, subject to regulatory approval, completed an investment (the “Investment”) of approximately $73,000 in MedMenNY, Inc. (“MMNY”), a licensed medical cannabis operator in the State of New York. Following the completion of the transactions contemplated by the Investment Agreement, we were expected to hold all the outstanding equity of MMNY. Specifically, the Investment Agreement provides that at closing, the Company was going to pay to MedMen’s senior lenders $35,000, less certain transaction costs and a prepaid deposit of $4,000, and AWH New York, LLC was going to issue a senior secured promissory note in favor of MMNY’s senior secured lender in the principal amount of $28,000, guaranteed by AWH, which cash investment and note would be used to reduce the amounts owed to MMNY’s senior secured lender. Following its investment, AWH would hold a controlling interest in MMNY equal to approximately 86.7% of the equity in MMNY, and be provided with an option to acquire MedMen’s remaining interest in MMNY in the future for a nominal additional payment, which option the Company intended to exercise. The Investment Agreement also required AWH to make an additional investment of $10,000 in MMNY, which investment would also be used to repay MMNY’s senior secured lender, if adult-use cannabis sales commenced in MMNY’s dispensaries.
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
Following receipt of such notice, on January 13, 2022, the Company filed a complaint against MedMen and others in the Commercial Division of the Supreme Court of the State of New York, requesting specific performance that the transactions contemplated by the Investment Agreement must move forward, and such other relief as the court may deem appropriate. On January 24, 2022, MedMen filed an answer and counterclaims against the Company (the “Counterclaims”). On February 14, 2022, the Company filed an amended complaint, not only seeking specific performance but also damages related to MedMen’s breaches of the Investment Agreement. On that same day, the Company also filed a motion to dismiss the Counterclaims. On March 7, 2022, MedMen filed an amended answer and counterclaims against the Company. On March 28, 2022, the Company moved to dismiss MedMen’s amended counterclaims.
On May 10, 2022, the Company and MedMen signed a term sheet to settle the matter. The parties agreed to amend certain terms in the Investment Agreement, the Company agreed to pay MedMen $15,000 in additional transaction consideration, and MedMen agreed to withdraw its counterclaims against the Company. Per the amended transaction terms, upon closing, the Company will receive a 99.99% controlling interest of MMNY and the Company will pay MedMen $74,000, which reflects the original transaction consideration plus an additional $11,000 per the parties’ term sheet. The Company has already paid $4,000 as a deposit. The Company will make a subsequent payment of $14,000 upon the first sale of recreational cannabis in a MMNY dispensary, which reflects the initial transaction earn-out of $10,000 plus an additional $4,000. MedMen will be responsible for a $35,000 break fee if the parties do not close within thirty (30) days of the execution of the settlement agreement and amended Investment Agreement. The break fee shall be in addition to all other applicable equitable and legal remedies, including specific performance. There will be no additional earn-outs and no assumption of debt.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

16. RELATED PARTY TRANSACTIONS
There were no significant related party transactions during the three months ended March 31, 2022.
17. SUPPLEMENTAL INFORMATION
The following table presents supplemental information regarding our other current assets:

(in thousands)	March 31, 2022	December 31, 2021
Prepaid expenses	$6,616	$7,508
Deposits and other receivables	4,741	5,177
Tenant improvement allowance	3,439	2,507
Construction deposits	2,132	3,263
Other	5,723	6,376
Total	$22,651	$24,831
The following table presents supplemental information regarding our accounts payable and accrued liabilities:

(in thousands)	March 31, 2022	December 31, 2021
Accounts payable	$18,041	$5,536
Fixed asset purchases	10,695	15,682
Accrued payroll and related expenses	6,604	11,760
Litigation settlement	5,000	5,480
Other	6,431	6,809
Accrued interest	—	187
Total	$46,771	$45,454
The following table presents supplemental information regarding our general and administrative expenses:

	Three Months Ended March 31,
(in thousands)	2022	2021
Compensation	$14,500	$10,052
Rent and utilities	5,986	5,433
Professional services	5,864	3,917
Depreciation and amortization	2,732	2,419
Insurance	1,339	861
Marketing	675	534
Loss on sale of assets	818	—
Other	1,313	1,930
Total	$33,227	$25,146

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
Effective April 19, 2022, the Company acquired Story of PA CR, LLC (“Story”). Total consideration for the acquisition of the outstanding equity interests in Story was approximately $53,100, consisting of 12,900 shares of Class A common stock with a fair value of approximately $42,900 and cash consideration of approximately $10,200. Story received a clinical registrant permit from the Pennsylvania Department of Health on March 1, 2022. Through a research collaboration agreement with the Geisinger Commonwealth School of Medicine (“Geisinger”), a Pennsylvania Department of Health-Certified Medical Marijuana Academic Clinical Research Center, Story intends to open a cultivation and processing facility and up to six medical dispensaries throughout the Commonwealth of Pennsylvania. The Company will help fund clinical research to benefit the patients of Pennsylvania by contributing $30,000 to Geisinger over the next two years (of which $15,000 was funded in April 2022), and up to an additional $10,000 over the next ten years. The Company is evaluating the accounting impact of the transaction, but expects the transaction will be accounted for as an asset purchase.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following management discussion and analysis, which we refer to as the “MD&A”, of the financial condition and results of operations of Ascend Wellness Holdings, Inc. (the “Company,” “AWH,” or “Ascend”) is for the three months ended March 31, 2022 and 2021. It is supplemental to, and should be read in conjunction with, the unaudited condensed consolidated financial statements, and the accompanying notes thereto, (the “Financial Statements”) appearing elsewhere in this Quarterly Report on Form 10-Q (the “Quarterly Report” or “Form 10-Q”) and our Annual Report on Form 10-K for the year ended December 31, 2021 (the “Annual Report”), which has been filed with the United States Securities and Exchange Commission (“SEC”) and with the relevant Canadian securities regulatory authorities under its profile on the System for Electronic Document Analysis and Retrieval (“SEDAR”). The Financial Statements and Annual Report were prepared in accordance with accounting principles generally accepted in the United States of America, which we refer to as “GAAP.”
The following discussion should be read in conjunction with, and is qualified in its entirety by, the Financial Statements. In addition to historical information, the discussion in this section contains forward-looking statements and forward-looking information (collectively, “forward-looking information”) that involve risks and uncertainties. Generally, forward-looking information may be identified by the use of forward-looking terminology such as “plans,” “expects,” “does not expect,” “proposed,” “is expected,” “budgets,” “scheduled,” “estimates,” “forecasts,” “intends,” “anticipates,” “does not anticipate,” “believes,” or variations of such words and phrases, or by the use of words or phrases which state that certain actions, events, or results may, could, would, or might occur or be achieved. There can be no assurance that such forward-looking information will prove to be accurate, and actual results and future events could differ materially from those anticipated in such forward-looking information. Forward-looking information is subject to known and unknown risks, uncertainties, and other factors that may cause the actual results, level of activity, performance, or achievements of the Company to be materially different from those or implied by such forward-looking information. See “Forward-Looking Statements” for more information. Readers are further cautioned not to place undue reliance on forward-looking information as there can be no assurance that the plans, intentions, or expectations upon which they are placed will occur. Forward-looking information in this MD&A is expressly qualified by this cautionary statement.
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
Since our formation, we have expanded our operational footprint, primarily through acquisitions, and currently have direct or indirect operations or financial interests in six United States geographic markets: Illinois, Michigan, Ohio, Massachusetts, New Jersey, and Pennsylvania. We currently employ approximately 1,600 people.
We are committed to being vertically integrated in every state we operate in, which entails controlling the entire supply chain from seed to sale. We are currently vertically integrated in five out of the six states in which we operate with expansion plans underway to achieve vertical integration in all six states. While we have been successful in opening facilities and dispensaries, we expect continued growth to be driven by opening new operational facilities and dispensaries under our current licenses, expansion of our current facilities, and increased consumer demand.
Our consumer products portfolio is generated primarily from plant material that we grow and process ourselves. As of March 31, 2022, we produce our consumer packaged goods in five manufacturing facilities with 213,000 square feet of current operational canopy and total current capacity of approximately 107,000 pounds annually. We are undergoing expansions which we hope to complete by the end of 2022, which will increase our cumulative canopy to approximately 238,000 square feet with an estimated total annual production capacity of approximately 119,000 pounds post build-out. As of March 31, 2022, our product portfolio consists of 285 stock keeping units (“SKUs”), across a range of cannabis product categories, including flower, pre-rolls, concentrates, vapes, edibles, and other cannabis-related products. As of March 31, 2022, we have 20 open and operating retail locations with expectations to have 23 retail locations by the end of 2022. Our new store opening plans are flexible and will ultimately depend on market conditions, local licensing, construction, and other regulatory permissions. All of our expansion plans are subject to capital allocations decisions, the evolving regulatory environment, and the COVID-19 pandemic.
Recent Developments
Business Developments
AWH continues to make meaningful progress and continue its development during 2022. During and subsequent to the quarter, the Company:
•launched the “Simply Herb” cannabis brand in March 2022 in Illinois, Massachusetts, and Michigan, which is targeted to value-oriented consumers;
•entered the Pennsylvania market in April 2022 by acquiring Story of PA CR, LLC, which acquisition permits the Company to add six dispensaries and one cultivation facility in Pennsylvania; and
•received approval and commenced adult-use sales at its Rochelle Park, New Jersey dispensary in April 2022.

Operational and Regulation Overview
We believe our operations are in material compliance with all applicable state and local laws, regulations, and licensing requirements in the states in which we operate. However, cannabis is illegal under United States federal law. Substantially all of our revenue is derived from United States cannabis operations. For information about risks related to United States cannabis operations, refer to Item 1A., “Risk Factors,” of the Annual Report.
COVID-19 Pandemic
COVID-19 has resulted in a worldwide health pandemic (the “Pandemic”) since it being declared as such in March 2020. COVID-19 and its variants continue to spread throughout the United States and other countries across the world, and the duration and severity of the Pandemic is currently unknown. We continue to implement and evaluate actions to strengthen our financial position and support the continuity of our business and operations in the face of this Pandemic and other events. Although our operations have not been materially affected to date, the ultimate severity of the Pandemic and its impact on the economic environment remains uncertain. We continue to generate operating cash flows to meet our short-term liquidity needs. The uncertain nature of the spread of COVID-19 may impact our business operations for reasons including the potential quarantine of our employees or those of our supply chain partners or a change in our designation as “essential” in states where we do business that currently or in the future impose restrictions on business operations.
While the Pandemic has not had a material impact on our results of operations to date, given the uncertainties associated with the Pandemic, including those related to the use of our products by consumers, disruptions to the global and local economies due to related stay-at-home orders, quarantine policies, restrictions on travel, trade, and business operations, and a reduction in discretionary consumer spending, we are unable to estimate the future impact of the Pandemic on our business, financial condition, results of operations, and/or cash flows in future periods. We believe we have sufficient liquidity available from cash and cash equivalents on hand of $143,797 as of March 31, 2022 to enable us to meet our working capital and other operating requirements, fund growth initiatives and capital expenditures, settle our liabilities, and repay scheduled interest payments on debt. Refer to “Liquidity and Capital Resources” for further information.
Key Financial Highlights
•Revenue increased by $18,953, or 29%, during Q1 2022, as compared to Q1 2021, primarily driven by growth from our existing business as well as new site openings and acquisitions.
•Operating loss of $14,780 during Q1 2022, as compared to $31,990 during Q1 2021, primarily due to a decrease in settlement expense, partially offset by a lower gross profit margin.
•Net decrease in cash and cash equivalents of $11,684 during Q1 2022, primarily driven by lower proceeds from financing activities during the current year.

RESULTS OF OPERATIONS
Three Months Ended March 31, 2022 Compared with the Three Months Ended March 31, 2021

	Three Months Ended March 31,
($ in thousands)	2022	2021	Increase / (Decrease)
Revenue, net	$85,090	$66,137	$18,953	29%
Cost of goods sold	(61,643)	(36,470)	25,173	69%
Gross profit	23,447	29,667	(6,220)	(21)%
Gross profit %	27.6%	44.9%
Operating expenses
General and administrative expenses	33,227	25,146	8,081	32%
Settlement expense	5,000	36,511	(31,511)	(86)%
Total operating expenses	38,227	61,657	(23,430)	(38)%
Operating loss	(14,780)	(31,990)	(17,210)	(54)%

Other (expense) income
Interest expense	(6,031)	(7,337)	(1,306)	(18)%
Other, net	103	80	23	29%
Total other expense	(5,928)	(7,257)	(1,329)	(18)%
Loss before income taxes	(20,708)	(39,247)	(18,539)	(47)%
Income tax expense	(7,107)	(8,976)	(1,869)	(21)%
Net loss	$(27,815)	$(48,223)	$(20,408)	(42)%
Revenue
Revenue increased by $18,953, or 29%, during the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, primarily driven by growth from our existing business, new site openings, and acquisitions. The current period also benefited from an increase in wholesale volume sold in Illinois, Massachusetts, and Michigan, partially offset by pricing pressure across the markets in which we operate. During the three months ended March 31, 2022, we recognized incremental revenue from acquisitions of $3,297, including $144 related to the Ohio cultivation site acquired during the second quarter of 2021. New dispensaries opened during 2021 contributed $18,726 to our revenue growth, which was partially offset by a decrease of revenue from existing dispensaries of $4,110. Additionally, increased production and sales from our cultivation and manufacturing sites contributed $1,040. As of March 31, 2022, we had 285 SKUs for our cultivation products, compared to 106 SKUs as of March 31, 2021.
Cost of Goods Sold and Gross Profit
Cost of goods sold increased by $25,173, or 69%, during the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. Cost of goods sold represent direct and indirect expenses attributable to the production of wholesale products as well as direct expenses incurred in purchasing products from other wholesalers. The increase in cost of goods sold in the three months ended March 31, 2022 was driven by expansion of our operations, including $2,102 of incremental costs from acquisitions. Gross profit for the three months ended March 31, 2022 was $23,447, representing a gross margin of 27.6%, compared to gross profit of $29,667 and gross margin of 44.9% for the three months ended March 31, 2021. The decrease in gross margin was primarily driven by lower margins at our Massachusetts and Illinois cultivation facilities as staffing increased ahead of canopy expansions which resulted in higher production expenses, as well as pricing pressure across the markets in which we operate and a shift in product mix. Additionally, non-cash inventory adjustments were $1,454 higher than the prior year period due to write-offs of expired products and obsolete packaging materials.

General and Administrative Expenses
General and administrative expenses increased by $8,081, or 32%, during the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. The increase was primarily related to:
•a $4,448 increase in compensation expense resulting from an increase in headcount from approximately 1,000 as of March 31, 2021 to approximately 1,600 as of March 31, 2022 to support our expanded operations;
•a $1,947 increase in professional services, driven by higher legal expenses for ongoing litigation matters, partially offset by lower consulting, accounting, and tax services;
•an $818 loss on sale of assets related to the disposal of a property that was partially offset by a gain on termination of two operating leases;
•a $553 increase in rent and utilities to support the expansion of our operations; and
•a $313 increase in depreciation and amortization expense due to $175 of incremental depreciation expense due to a larger average balance of fixed assets in service and $167 of incremental amortization of licenses that were acquired primarily in late 2020, partially offset by $29 of lower amortization from in-place leases.
Settlement Expense
During the three months ended March 31, 2022, we recognized an expense of $5,000 related to the settlement of a stockholder dispute (refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Legal Matters - Stockholder Dispute” for additional information). During the three months ended March 31, 2021, we recognized a settlement expense of $36,511 for a matter related to two property purchase agreements.
Interest Expense
Interest expense decreased by $1,306, or 18%, during the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, primarily driven by a lower average outstanding debt balance. During the three months ended March 31, 2022, the Company had a weighted-average outstanding debt balance of $241,649 with a weighted-average interest rate of 9.6%, compared to an average debt balance of $252,809 during three months ended March 31, 2021 with a weighted-average interest rate of 10.8%.
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

The statutory federal tax rate was 21% during both periods. During the three months ended March 31, 2022 and 2021, the Company had operations in five U.S. geographic markets: Illinois, Michigan, Ohio, Massachusetts, and New Jersey, which have state tax rates ranging from 6% to 11.5%. Certain states, including Michigan, do not align with IRC Section 280E for state tax purposes and permit the deduction of ordinary and necessary business expenses from gross profit in the calculation of state taxable income.
Income tax expense was $7,107, or 30.3% of gross profit, during the three months ended March 31, 2022, as compared to $8,976, or 30.3% of gross profit, during the three months ended March 31, 2021. There have been no material changes to income tax matters in connection with the normal course of operations during the three months ended March 31, 2022.
NON-GAAP FINANCIAL MEASURES
We define “Adjusted Gross Profit” as gross profit excluding non-cash inventory costs, which include depreciation and amortization included in cost of goods sold, equity-based compensation included in cost of goods sold, start-up costs included in cost of goods sold, and other non-cash inventory adjustments. We define “Adjusted Gross Margin” as Adjusted Gross Profit as a percentage of net revenue. Our “Adjusted EBITDA” is a non-GAAP measure used by management that is not defined by U.S. GAAP and may not be comparable to similar measures presented by other companies. We define “Adjusted EBITDA Margin” as Adjusted EBITDA as a percentage of net revenue. Management calculates Adjusted EBITDA as the reported net loss, adjusted to exclude: income tax expense; other (income) expense; interest expense; depreciation and amortization; depreciation and amortization included in cost of goods sold; non-cash inventory adjustments; equity-based compensation; equity-based compensation included in cost of goods sold; start-up costs; start-up costs included in cost of goods sold; transaction-related and other non-recurring expenses; litigation settlement; and loss on sale of assets. Accordingly, management believes that Adjusted EBITDA provides meaningful and useful financial information, as this measure demonstrates the operating performance of the business. Non-GAAP financial measures may be considered in addition to the results prepared in accordance with U.S. GAAP, but they should not be considered a substitute for, or superior to, U.S. GAAP results.
The following table presents Adjusted Gross Profit for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
($ in thousands)	2022	2021
Gross Profit	$23,447	$29,667
Depreciation and amortization included in cost of goods sold	2,943	2,162
Equity-based compensation included in cost of goods sold	3,995	—
Start-up costs included in cost of goods sold(1)	3,923	—
Non-cash inventory adjustments(2)	2,204	750
Adjusted Gross Profit	$36,512	$32,579
Adjusted Gross Margin	42.9%	49.3%
(1)Incremental expenses associated with the expansion of activities at our cultivation facilities that are not yet operating at scale, including excess overhead expenses resulting from delays in regulatory approvals at certain cultivation facilities.
(2)Primarily consists of write-offs of expired products and obsolete packaging.

The following table presents Adjusted EBITDA for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(in thousands)	2022	2021
Net loss	$(27,815)	$(48,223)
Income tax expense	7,107	8,976
Other (income) expense	(103)	(80)
Interest expense	6,031	7,337
Depreciation and amortization	2,732	2,419
Depreciation and amortization included in cost of goods sold	2,943	2,162
Non-cash inventory adjustments(1)	2,204	750
Equity-based compensation	2,504	2,487
Equity-based compensation included in cost of goods sold	3,995	—
Start-up costs(2)	837	1,311
Start-up costs included in cost of goods sold(3)	3,923	—
Transaction-related and other non-recurring expenses(4)	6,194	2,178
Loss on sale of assets	818	—
Litigation settlement	5,000	36,511
Adjusted EBITDA	$16,370	$15,828
Adjusted EBITDA Margin	19.2%	23.9%
(1)Primarily consists of write-offs of expired products and obsolete packaging.
(2)One-time costs associated with acquiring real estate, obtaining licenses and permits, and other costs incurred before commencement of operations at certain locations.
(3)Incremental expenses associated with the expansion of activities at our cultivation facilities that are not yet operating at scale, including excess overhead expenses resulting from delays in regulatory approvals at certain cultivation facilities.
(4)Legal and professional fees associated with litigation matters, potential acquisitions, and other regulatory matters and other non-recurring expenses. The prior year includes expenses related to the Company’s IPO.

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
Financing History and Future Capital Requirements
Historically, we have used private financing as a source of liquidity for short-term working capital needs and general corporate purposes. In May 2021, we completed an IPO of shares of our Class A common stock through which we raised aggregate net proceeds of approximately $86,065, after deducting underwriting discounts and commissions and certain direct offering expenses paid by us, and in August 2021 we entered into a credit facility under which we borrowed a $210,000 term loan, as further described below.
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
As of March 31, 2022 and December 31, 2021, we had total current liabilities of $109,328 and $117,395, respectively, and total current assets of $260,552 and $258,012, respectively, which includes cash and cash equivalents of $143,797 and $155,481, respectively, to meet our current obligations. As of March 31, 2022, we had working capital of $151,224, compared to $140,617 as of December 31, 2021.
Approximately 98% and 97% of our cash and cash equivalents balance as of March 31, 2022 and December 31, 2021, respectively, is on deposit with banks, credit unions, or other financial institutions. We have not experienced any material impacts related to banking restrictions applicable to cannabis businesses. Our cash and cash equivalents balance is not restricted for use by variable interest entities.
As reflected in the Financial Statements, we had an accumulated deficit as of March 31, 2022 and December 31, 2021, as well as a net loss for the three months ended March 31, 2022 and 2021, and negative cash flows from operating activities during the three months ended March 31, 2022 and 2021, which are indicators that raise substantial doubt of our ability to continue as a going concern. Management believes that substantial doubt of our ability to continue as a going concern for at least one year from the issuance of our Financial Statements has been alleviated due to: (i) cash on hand and (ii) continued growth of sales and gross profit from our consolidated operations. Management plans to continue to access capital markets for additional funding through debt and/or equity financings to supplement future cash needs, as may be required. However, management cannot provide any assurances that the Company will be successful in accomplishing its business plans. If we are unable to raise additional capital on favorable terms, if at all, whenever necessary, we may be forced to decelerate or curtail certain of our operations until such time as additional capital becomes available.
Credit Facility
In August 2021, we entered into a credit facility (the “2021 Credit Facility”) which provides for a $210,000 term loan that bears interest at a rate of 9.5% per annum, due quarterly. The term loan matures on August 27, 2025 and does not require amortization payments. Proceeds from the 2021 Credit Facility were used, in part, to prepay certain then-outstanding debt obligations. Mandatory prepayments are required following certain events, including the proceeds of indebtedness that is not permitted under the agreement, asset sales, and casualty events, subject to customary reinvestment rights. We may prepay the 2021 Credit Facility at any time, subject to a customary make-whole payment or prepayment penalty, as applicable. Once repaid, amounts borrowed under the 2021 Credit Facility may not be re-borrowed. We may request an extension of the maturity date for 364 days, which the lenders’ may grant in their discretion, and we may request to increase the 2021 Credit Facility up to $275,000 if the then-existing lenders (or other lenders) agree to provide such additional term loans.

We are required to comply with two financial covenants under the 2021 Credit Agreement. Liquidity (defined as unrestricted cash and cash equivalents pledged under the 2021 Credit Facility plus any future revolving credit availability) may not be below $20,000 as of the last day of any fiscal quarter, and we may not permit the ratio of Consolidated EBITDA (as defined in the 2021 Credit Agreement) to consolidated cash interest expense for any period of four consecutive fiscal quarters to be less than 2.25:1.00 for the period ending March 31, 2022, and less than 2.50:1.00 for the period ending June 30, 2022 and thereafter. The Company has a customary equity cure right for each of these financial covenants. The Company is in compliance with these covenants as of March 31, 2022. Refer to Note 11, “Debt,” in the Financial Statements for additional information.
Cash Flows

	Three Months Ended March 31,
(in thousands)	2022	2021
Net cash used in operating activities	$(10,245)	$(7,829)
Net cash used in investing activities	(622)	(35,203)
Net cash (used in) provided by financing activities	(817)	48,214
Operating Activities
Net cash used in operating activities increased by $2,416 during the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. The increase was primarily driven by the timing of payments to suppliers and vendors, the timing and amount of income tax payments, and the timing of other working capital payments.
Investing Activities
Net cash used in investing activities decreased by $34,581 during the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. The decrease was primarily due to lower cash investments in capital assets, partially offset by proceeds from the sale of assets during the current year and higher repayments of sellers’ notes related to prior year acquisitions.
Financing Activities
Net cash used in financing activities was $817 during the three months ended March 31, 2022, as compared to net cash provided by financing activities of $48,214 during the three months ended March 31, 2021. The change was primarily driven by higher proceeds from the issuances of debt in the prior year.
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

The following table summarizes the Company’s material future contractual obligations as of March 31, 2022:

(in thousands)	Commitments Due by Period
Contractual Obligations	Total	Remainder of 2022	2023 - 2024	2025 - 2026	Thereafter
Term note(1)	$210,000	$—	$—	$210,000	$—
Fixed interest related to term notes(2)	67,994	15,031	39,900	13,063	—
Sellers’ Notes(3)	13,500	2,357	11,143	—	—
Finance arrangements(4)	17,336	1,567	4,349	4,609	6,811
Operating leases(5)	633,440	24,060	66,980	70,391	472,009
Other obligations(6)	18,100	18,100	—	—	—
Total	$960,370	$61,115	$122,372	$298,063	$478,820
(1)Principal payments due under our term notes payable. Refer to Note 11, “Debt”, in the Financial Statements for additional information.
(2)Represents fixed interest rate payments on borrowings under the 2021 Credit Facility based on the principal outstanding at March 31, 2022. Such amounts could fluctuate based on prepayments or additional amounts borrowed.
(3)Consists of amounts owed for acquisitions or other purchases. Certain cash payments include an interest accretion component. Refer to Note 11, “Debt”, in the Financial Statements for additional information.
(4)Reflects our contractual obligations to make future payments under non-cancelable operating leases that did not meet the criteria to qualify for sale-leaseback treatment. Refer to Note 10, “Leases”, in the Financial Statements for additional information.
(5)Reflects our contractual obligations to make future payments under non-cancelable operating leases. Refer to Note 10, “Leases”, in the Financial Statements for additional information.
(6)As of March 31, 2022, we entered into agreements to purchase one property in New York and one property in New Jersey for a combined total purchase price of $18,100, subject to closing adjustments. The closing of the properties is expected during 2022, but each is dependent on certain conditions, including inspection.
Additionally, in conjunction with the OCC acquisition (see Note 4, “Acquisitions,” in the Financial Statements) in December 2021, the Company entered into a supply agreement with a producer and supplier of medical marijuana products in Ohio (the “Ohio Supply Agreement”) with an initial expiration date of August 2028. Under the Ohio Supply Agreement, the Company will purchase products from the supplier that results in 7.5% of the Company’s monthly gross sales of all products in our Ohio dispensaries for the first five years, and 5% for the remaining term. The Company can establish the selling price of the products and the purchases are made at the lowest then-prevailing wholesale market price of products sold by the supplier to other dispensaries in Ohio. Such purchases have been excluded from the table above, as purchases are variable based on gross sales of the respective dispensary.
As of the date of this filing, we do not have any off-balance sheet arrangements, as defined by applicable regulations of the United States Securities and Exchange Commission, that have, or are reasonably likely to have, a current or future effect on the results of our operations or financial condition, including, and without limitation, such considerations as liquidity and capital resources.
Capital Expenditures
We anticipate capital expenditures, net of tenant improvement allowances, of approximately $40,000 during the remainder of 2022. Changes to this estimate could result from the timing of various project start dates, which are subject to local and regulatory approvals. Cultivation-related spending includes ongoing maintenance and equipment for operational sites, as well as costs to complete the build outs of the facilities in Athol, Massachusetts and Lansing, Michigan, and the greenhouse at Barry, Illinois, all of which were substantially in progress during 2021. In 2022, we anticipate completing a second phase of cultivation expansion at our Franklin, New Jersey facility and further expanding to a third neighboring site. Spending at our cultivation and processing facilities includes: construction; purchase of capital equipment such as extraction equipment, heating, ventilation, and air conditioning equipment, and other manufacturing equipment; general maintenance; and information technology capital expenditures. Dispensary-related capital expenditures includes general maintenance costs and upgrades to existing locations. In 2022, we anticipate the completion and opening of dispensaries in Fort Lee, New Jersey, New Bedford, Massachusetts, and East Lansing, Michigan. Total anticipated capital expenditures also includes estimated costs to build-out our Pennsylvania operations. Management expects to fund capital expenditures by utilizing cash flows from operations and reimbursements under tenant improvement allowances from sale leaseback transactions.
As of March 31, 2022, our construction in progress (“CIP”) balance was $15,731 and relates to capital spending on projects that were not yet complete. This balance includes: $3,605, $2,596, and $1,579 related to the expansion of our Ohio, New Jersey, and Michigan cultivation facilities, respectively; $1,412 related to certain projects at our Illinois cultivation facility; $554 related to the kitchen and lab expansion at our Massachusetts cultivation facility, and $5,985 related to other projects, including the build-out of dispensaries that were not yet open as of March 31, 2022.
Other Matters
Equity Incentive Plans
As of March 31, 2022, a total of 9,994 restricted common shares had been issued under the equity incentive plan approved in 2020 (the “2020 Plan”), of which 775 were unvested as of March 31, 2022. Total unrecognized compensation cost related to the restricted common shares was $206 as of March 31, 2022, which is expected to be recognized over the weighted-average remaining vesting period of 0.5 years.
In July 2021, the Company adopted a new stock incentive plan (the “2021 Plan”), pursuant to which 17,000 shares of Class A common stock are reserved for issuance thereunder, subject to certain adjustments and other terms. Following the adoption of the 2021 Plan, no additional awards are expected to be issued under the 2020 Plan. The 2021 Plan authorized the issuance of options, stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”), and other stock-based awards (collectively the “2021 Plan Awards”). As of March 31, 2022, there were 6,546 shares of Class A common stock available for grant for future equity-based compensation awards under the 2021 Plan.
During the three months ended March 31, 2022, the Company granted a total of 3,238 RSUs under the 2021 Plan. As of March 31, 2022, a total of 9,668 RSUs have been granted under the 2021 Plan, of which 5,804 are unvested as of March 31, 2022. Total unrecognized compensation cost related to the RSUs was $51,392 as of March 31, 2022, which is expected to be recognized over the weighted-average remaining vesting period of 2.0 years. Additionally, the Company granted a total of 1,331 options under the 2021 Plan, all of which are outstanding as of March 31, 2022 and none of which are exercisable. The outstanding options have a remaining weighted-average contractual life of 5.0 years as of March 31, 2022, and total unrecognized stock-based compensation expense related to unvested options was $2,590, which is expected to be recognized over a weighted-average remaining vesting period of 2.5 years.
Total equity-based compensation expense was $5,715 and $2,487 during the three months ended March 31, 2022 and 2021, respectively. Of the total equity-based compensation expense, $3,211 was capitalized to inventory during the three months ended March 31, 2022 and $4,030 and $4,814 remains capitalized as of March 31, 2022 and December 31, 2021, respectively. No equity-based compensation expense was capitalized during the three months ended March 31, 2021. During the three months ended March 31, 2022 and 2021, we recognized $2,504 and $2,487, respectively, within “General and administrative expenses” and $3,995 and none, respectively, within “Cost of goods sold” on the unaudited Condensed Consolidated Statements of Operations in the Financial Statements. Refer to Note 13, “Equity-Based Compensation Expense,” in the Financial Statements for additional information.
In July 2021, the Company adopted an employee stock purchase plan (the “2021 ESPP”), pursuant to which 4,000 shares of Class A common stock are reserved for issuance thereunder, subject to certain adjustments and other terms. As of March 31, 2022, no shares have been issued under the 2021 ESPP.

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
In February 2022, the Company sold and subsequently leased back one of its capital assets in Franklin, New Jersey for total proceeds of $35,400, excluding transaction costs. The transaction met the criteria for sale leaseback treatment. As such, the lease will be recorded as an operating lease and resulted in a lease liability of approximately $33,707 and an ROU asset of approximately $29,107, which was recorded net of a $4,600 tenant improvement allowance.
Legal Matters
Stockholder Dispute
On May 28, 2021, Senvest Management, LLC, Hadron Capital (Cayman) LTD., and Measure8 Venture Partners, LLC (collectively, the “Claimants”), as former holders of convertible notes issued and sold by the Company (the “AWH Convertible Promissory Notes”) pursuant to the Company’s Convertible Note Purchase Agreement, dated as of June 12, 2019 (the “2019 Convertible Note Purchase Agreement”), filed an arbitration demand, which was subsequently amended on July 28, 2021 (the “Arbitration Demand”), against the Company and its Chief Executive Officer, Abner Kurtin, before the American Arbitration Association. In their Arbitration Demand, the Claimants take issue with the April 22, 2021 amendment of the terms of the 2019 Convertible Note Purchase Agreement (the “Amended Notes Consent”), which was approved by holders of approximately 66% of the principal amount of the AWH Convertible Promissory Notes, in excess of the simple majority required to amend the AWH Convertible Promissory Notes. The Amended Notes Consent set the conversion price of the AWH Convertible Promissory Notes at $2.96 per share. The Claimants alleged that the Amended Notes Consent was obtained improperly and is void. The Company disputed the Claimants’ allegations and contended that the Amended Notes Consent was properly obtained in accordance with the terms of the AWH Convertible Promissory Notes and 2019 Convertible Note Purchase Agreement and the Amended Notes Consent was binding on all holders of the AWH Convertible Promissory Notes.
The Company, Mr. Kurtin, and the Claimants entered into a settlement agreement, dated April 29, 2022, whereby the Company agreed to pay the Claimants a total of $5,000. This amount is reflected in the Financial Statements within “Settlement expense” on the unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2022 and within “Accounts payable and accrued liabilities” on the unaudited Condensed Consolidated Balance Sheet at March 31, 2022. The settlement was subsequently paid in May 2022.
MedMen NY Litigation
On February 25, 2021, the Company entered into a definitive investment agreement (the “Investment Agreement”) with subsidiaries of MedMen Enterprises Inc. (“MedMen”), under which we would have, subject to regulatory approval, completed an investment (the “Investment”) of approximately $73,000 in MedMenNY, Inc. (“MMNY”), a licensed medical cannabis operator in the State of New York. Following the completion of the transactions contemplated by the Investment Agreement, we were expected to hold all the outstanding equity of MMNY. Specifically, the Investment Agreement provides that at closing, the Company was going to pay to MedMen’s senior lenders $35,000, less certain transaction costs and a prepaid deposit of $4,000, and AWH New York, LLC was going to issue a senior secured promissory note in favor of MMNY’s senior secured lender in the principal amount of $28,000, guaranteed by AWH, which cash investment and note would be used to reduce the amounts owed to MMNY’s senior secured lender. Following its investment, AWH would hold a controlling interest in MMNY equal to approximately 86.7% of the equity in MMNY, and be provided with an option to acquire MedMen’s remaining interest in MMNY in the future for a nominal additional payment, which option the Company intended to exercise. The Investment Agreement also required AWH to make an additional investment of $10,000 in

MMNY, which investment would also be used to repay MMNY’s senior secured lender, if adult-use cannabis sales commenced in MMNY’s dispensaries.
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
Following receipt of such notice, on January 13, 2022, the Company filed a complaint against MedMen and others in the Commercial Division of the Supreme Court of the State of New York, requesting specific performance that the transactions contemplated by the Investment Agreement must move forward, and such other relief as the court may deem appropriate. On January 24, 2022, MedMen filed an answer and counterclaims against the Company (the “Counterclaims”). On February 14, 2022, the Company filed an amended complaint, not only seeking specific performance but also damages related to MedMen’s breaches of the Investment Agreement. On that same day, the Company also filed a motion to dismiss the Counterclaims. On March 7, 2022, MedMen filed an amended answer and counterclaims against the Company. On March 28, 2022, the Company moved to dismiss MedMen’s amended counterclaims.
On May 10, 2022, the Company and MedMen signed a term sheet to settle the matter. The parties agreed to amend certain terms in the Investment Agreement, the Company agreed to pay MedMen $15,000 in additional transaction consideration, and MedMen agreed to withdraw its counterclaims against the Company. Per the amended transaction terms, upon closing, the Company will receive a 99.99% controlling interest of MMNY and the Company will pay MedMen $74,000, which reflects the original transaction consideration plus an additional $11,000 per the parties’ term sheet. The Company has already paid $4,000 as a deposit. The Company will make a subsequent payment of $14,000 upon the first sale of recreational cannabis in a MMNY dispensary, which reflects the initial transaction earn-out of $10,000 plus an additional $4,000. MedMen will be responsible for a $35,000 break fee if the parties do not close within thirty (30) days of the execution of the settlement agreement and amended Investment Agreement. The break fee shall be in addition to all other applicable equitable and legal remedies, including specific performance. There will be no additional earn-outs and no assumption of debt.
Subsequent Transactions
Effective April 19, 2022, the Company acquired Story of PA CR, LLC (“Story”). Total consideration for the acquisition of the outstanding equity interests in Story was approximately $53,100, consisting of 12,900 shares of Class A common stock with a fair value of approximately $42,900 and cash consideration of approximately $10,200. Story received a clinical registrant permit from the Pennsylvania Department of Health on March 1, 2022. Through a research collaboration agreement with the Geisinger Commonwealth School of Medicine (“Geisinger”), a Pennsylvania Department of Health-Certified Medical Marijuana Academic Clinical Research Center, Story intends to open a cultivation and processing facility and up to six medical dispensaries throughout the Commonwealth of Pennsylvania. The Company will help fund clinical research to benefit the patients of Pennsylvania by contributing $30,000 to Geisinger over the next two years (of which $15,000 was funded in April 2022), and up to an additional $10,000 over the next ten years. The Company is evaluating the accounting impact of the transaction, but expects the transaction will be accounted for as an asset purchase.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our accompanying Financial Statements are prepared in accordance with GAAP, which requires us to make certain estimates in the application of our accounting policies based on the best assumptions, judgments, and opinions of our management. The Company’s significant accounting policies are described in Note 2, “Basis of Presentation and Significant Accounting Policies,” in the Financial Statements. There have been no significant changes to our critical accounting policies and estimates. For a description of our critical accounting policies, see Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report.

Recently Adopted Accounting Standards and Recently Issued Accounting Pronouncements
For information about our recently adopted accounting standards and recently issued accounting standards not yet adopted, see Note 2, “Basis of Presentation and Significant Accounting Policies,” to the Financial Statements.
The Company is an emerging growth company under federal securities laws and as such we are able to elect to follow scaled disclosure requirements for this filing, including an extended transition period for complying with new or revised accounting standards applicable to public companies.
REGULATORY ENVIRONMENT: ISSUERS WITH UNITED STATES CANNABIS-RELATED ASSETS
In accordance with the Canadian Securities Administration Staff Notice 51-352, information regarding the current federal and state-level United States regulatory regimes in those jurisdictions where we are currently directly and indirectly involved in the cannabis industry, through our subsidiaries and investments, is incorporated by reference from subsections “Overview of Government Regulation,” “Compliance with Applicable State Laws in the United States,” and “State Regulation of Cannabis,” under Item 1., “Business,” of the Company’s Annual Report, as filed with the Securities and Exchange Commission and with the relevant Canadian securities regulatory authorities under its profile on SEDAR.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are exposed in varying degrees to various market risks, including changes in interest rates, prices of raw materials, and other financial instrument related risks. There have been no significant changes related to market risk, including those relating to the COVID-19 pandemic, from the disclosures in our Annual Report.
Liquidity Risk
Liquidity risk is the risk that we will not be able to meet our financial obligations associated with financial liabilities. We manage liquidity risk through the effective management of our capital structure. Our approach to managing liquidity is to ensure that we will have sufficient liquidity at all times to settle obligations and liabilities when due.
As reflected in the Financial Statements, the Company had an accumulated deficit as of March 31, 2022 and December 31, 2021, as well as a net loss for the three months ended March 31, 2022 and 2021, and negative cash flows from operating activities during the three months ended March 31, 2022 and 2021, which are indicators that raise substantial doubt of our ability to continue as a going concern. Management believes that substantial doubt of our ability to continue as a going concern for at least one year from the issuance of our Financial Statements has been alleviated due to: (i) cash on hand and (ii) continued growth of sales and gross profit from our consolidated operations. Management plans to continue to access capital markets for additional funding through debt and/or equity financings to supplement future cash needs, as may be required. However, management cannot provide any assurances that we will be successful in accomplishing our business plans. If we are unable to raise additional capital on favorable terms, if at all, whenever necessary, we may be forced to decelerate or curtail certain of our operations until such time as additional capital becomes available.

ITEM 4. CONTROLS AND PROCEDURES.
a.Disclosure Controls and Procedures.
As of the end of the period covered by this report, our Principal Executive Officer and Principal Financial Officer evaluated our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission and (2) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.
b.Changes in Internal Control Over Financial Reporting.
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
ITEM 1A. RISK FACTORS.
As of the date of this filing, there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, in response to Item 1A., “Risk Factors,” of Part I of the Annual Report.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
Not applicable.

ITEM 6. EXHIBITS.
(a) EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Certificate of Incorporation	S-1	333-254800	3.4	April 23, 2021
3.2	Bylaws	S-1	333-254800	3.5	April 23, 2021
4.1†	Ascend Wellness Holdings, Inc. 2021 Stock Incentive Plan	S-8	333-257780	4.2	July 9, 2021
4.2†	Ascend Wellness Holdings, Inc. 2021 Employee Stock Purchase Plan	S-8	333-257780	4.3	July 9, 2021
4.3	Specimen Stock Certificate evidencing the shares of common stock	S-1	333-254800	4.1	April 15, 2021
4.4	Form of Registration Rights Agreement	S-1	333-254800	4.2	April 23, 2021
10.1†#*	Employment Agreement between Ascend Wellness Holdings, Inc. and Francis Perullo, dated as of February 11, 2022
10.2†#*	Employment Agreement between Ascend Wellness Holdings, Inc. and Robin Debiase, dated as of March 1, 2022
10.3+#	Agreement and Plan of Merger among Ascend Wellness Holdings, Inc., AWH Pennsylvania, LLC, Ascend PA Merger Sub, LLC, Story of PA CR, LLC, the Members named therein and KGF PACR HoldCo, LLC, dated April 19, 2022	8-K	333-254800	10.1	April 25, 2022
31.1*	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32‡	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Label Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*    Filed herewith.
†    Indicates management contract or compensatory plan, contract or arrangement.
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

Ascend Wellness Holdings, Inc.
May 12, 2022	/s/ Daniel Neville
Daniel Neville Chief Financial Officer (Principal Financial Officer)

May 12, 2022	/s/ Roman Nemchenko
Roman Nemchenko Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)