Form 10-Q
period 2022-06-30
Ascend Wellness Holdings, Inc.
filed 2022-08-15
CIK 1756390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 10, 2022, there were 188,163,575 shares of the registrant’s Class A common stock, par value $0.001, and 65,000 shares of the registrant’s Class B common stock, par value $0.001, outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.
ASCEND WELLNESS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except per share amounts)	June 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$140,551	$155,481
Accounts receivable, net	9,171	7,612
Inventory	87,493	65,588
Notes receivable	4,541	4,500
Other current assets	18,194	24,831
Total current assets	259,950	258,012
Property and equipment, net	239,367	239,656
Operating lease right-of-use assets	110,252	103,958
Intangible assets, net	155,573	59,271
Goodwill	43,018	42,967
Deferred tax assets, net	705	—
Other noncurrent assets	19,928	19,572
TOTAL ASSETS	$828,793	$723,436

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$59,967	$45,454
Current portion of debt, net	11,231	27,940
Operating lease liabilities, current	2,198	2,665
Income taxes payable	44,096	36,184
Other current liabilities	4,552	5,152
Total current liabilities	122,044	117,395
Long-term debt, net	282,050	230,846
Operating lease liabilities, noncurrent	228,079	197,295
Deferred tax liabilities, net	—	1,423
Other non-current liabilities	10,000	—
Total liabilities	642,173	546,959
Commitments and contingencies (Note 15)
Stockholders' Equity
Preferred stock, $0.001 par value per share; 10,000 shares authorized, none issued and outstanding as of June 30, 2022 and December 31, 2021 (Note 12)	—	—
Class A common stock, $0.001 par value per share; 750,000 shares authorized; 187,430 and 171,521 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively (Note 12)	187	171
Class B common stock, $0.001 par value per share, 100 shares authorized; 65 issued and outstanding at June 30, 2022 and December 31, 2021 (Note 12)	—	—
Additional paid-in capital	421,669	362,555
Accumulated deficit	(235,236)	(186,249)
Total stockholders' equity	186,620	176,477
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$828,793	$723,436
The accompanying notes are an integral part of the condensed consolidated financial statements.

ASCEND WELLNESS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2022	2021	2022	2021
Revenue, net	$97,499	$83,367	$182,589	$149,504
Cost of goods sold	(64,531)	(48,851)	(126,174)	(85,321)
Gross profit	32,968	34,516	56,415	64,183
Operating expenses
General and administrative expenses	33,573	30,612	66,800	55,758
Settlement expense	—	—	5,000	36,511
Total operating expenses	33,573	30,612	71,800	92,269
Operating (loss) profit	(605)	3,904	(15,385)	(28,086)

Other (expense) income
Interest expense	(9,246)	(36,888)	(15,277)	(44,225)
Other, net	151	82	254	162
Total other expense	(9,095)	(36,806)	(15,023)	(44,063)
Loss before income taxes	(9,700)	(32,902)	(30,408)	(72,149)
Income tax expense	(11,472)	(11,995)	(18,579)	(20,971)
Net loss	$(21,172)	$(44,897)	$(48,987)	$(93,120)

Net loss per share attributable to Class A and Class B common stockholders — basic and diluted (Note 12)	$(0.11)	$(0.30)	$(0.27)	$(0.73)
Weighted-average common shares outstanding — basic and diluted	185,308	150,341	178,898	128,392

The accompanying notes are an integral part of the condensed consolidated financial statements.

ASCEND WELLNESS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Six Months Ended June 30, 2022
	Class A and Class B Common Stock
(in thousands)	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
December 31, 2021	171,586	$171	$362,555	$(186,249)	$176,477
Vesting of equity-based payment awards	4,131	4	(4)	—	—
Equity-based compensation expense	—	—	14,306	—	14,306
Taxes withheld under equity-based compensation plans, net	(1,260)	(1)	(4,941)	—	(4,942)
Net loss	—	—	—	(27,815)	(27,815)
March 31, 2022	174,457	$174	$371,916	$(214,064)	$158,026
Shares issued in acquisitions or asset purchases	12,900	13	42,944	—	42,957
Vesting of equity-based payment awards	138	—	—	—	—
Equity-based compensation expense	—	—	4,170	—	4,170
Issuance of warrants	—	—	2,639	—	2,639
Net loss	—	—	—	(21,172)	(21,172)
June 30, 2022	187,495	$187	$421,669	$(235,236)	$186,620

The accompanying notes are an integral part of the condensed consolidated financial statements.

ASCEND WELLNESS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

		Six Months Ended June 30, 2021
		Class A and Class B Common Stock
(in thousands)	Historical LLC Units	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
December 31, 2020	106,082	—	$—	$67,378	$(63,592)	$3,786
Vesting of restricted common units	1,033	—	—	—	—	—
Equity-based compensation expense	50	—	—	2,487	—	2,487
Reserve for equity issued in litigation settlement	—	—	—	27,431	—	27,431
Net loss	—	—	—	—	(48,223)	(48,223)
March 31, 2021	107,165	—	$—	$97,296	$(111,815)	$(14,519)
Release of reserve for equity issued in litigation settlement	—	—	—	(27,431)	—	(27,431)
Equity issued in litigation settlement	5,025	—	—	27,431	—	27,431
Conversion of historical common units	(55,330)	55,330	55	(55)	—	—
Conversion of historical preferred units	(58,036)	58,036	58	(58)	—	—
Issuance of common stock in public offerings, net of $5,935 of underwriting commissions and discounts and offering expenses	—	11,500	12	86,053	—	86,065
Conversion of convertible notes upon initial public offering	—	37,388	37	137,718	—	137,755
Beneficial conversion feature associated with conversion of preferred units upon initial public offering	—	3,420	3	27,358	—	27,361
Vesting of restricted common units	1,176	3,155	3	(3)	—	—
Equity-based compensation expense	—	—	—	1,711	—	1,711
Repurchase of warrants	—	—	—	(4,156)	—	(4,156)
Net loss	—	—	—	—	(44,897)	(44,897)
June 30, 2021	—	168,829	$168	$345,864	$(156,712)	$189,320
The accompanying notes are an integral part of the condensed consolidated financial statements.

ASCEND WELLNESS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(in thousands)	2022	2021
Cash flows from operating activities
Net loss	$(48,987)	$(93,120)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,138	11,911
Amortization of operating lease assets	837	612
Non-cash interest expense	3,413	35,898
Equity-based compensation expense	11,630	4,198
Equity issued in litigation settlement	—	27,431
Deferred income taxes	(2,128)	(1,056)
Loss on sale of assets	746	—
Changes in operating assets and liabilities, net of effects of acquisitions
Accounts receivable	(1,559)	1,401
Inventory	(24,468)	(19,992)
Other current assets	4,467	(4,084)
Other noncurrent assets	(358)	(9,110)
Accounts payable and accrued liabilities	11,038	19,245
Other current liabilities	(601)	1,415
Lease liabilities	(585)	464
Income taxes payable	7,912	12,732
Net cash used in operating activities	(20,505)	(12,055)
Cash flows from investing activities
Additions to capital assets	(32,442)	(56,046)
Investments in notes receivable	(1,390)	(1,656)
Collection of notes receivable	164	164
Proceeds from sale of assets	39,225	—
Acquisition of businesses, net of cash acquired	(24,890)	(13,630)
Purchase of intangible assets	(29,009)	—
Net cash used in investing activities	(48,342)	(71,168)
Cash flows from financing activities
Proceeds from issuance of common stock in public offerings, net of underwriting discounts and commissions and offering expenses	—	86,065
Proceeds from issuance of debt	65,000	49,500
Repayments of debt	(1,455)	(2,071)
Debt issuance costs	(4,686)	—
Taxes withheld under equity-based compensation plans, net	(4,942)	—
Repurchase of warrants	—	(4,156)
Net cash provided by financing activities	53,917	129,338
Net (decrease) increase in cash, cash equivalents, and restricted cash	(14,930)	46,115
Cash, cash equivalents, and restricted cash at beginning of period	155,481	58,097
Cash, cash equivalents, and restricted cash at end of period	$140,551	$104,212

The accompanying notes are an integral part of the condensed consolidated financial statements.

ASCEND WELLNESS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED, UNAUDITED)

	Six Months Ended June 30,
(in thousands)	2022	2021
Supplemental Cash Flow Information
Interest paid	$10,515	$6,103
Income taxes paid	12,807	9,311

Non-cash investing and financing activities
Capital expenditures incurred but not yet paid	8,818	13,734
Issuance of shares for intangible assets	42,957	—
Warrants issued with notes payable	2,639	—
Financing costs incurred but not yet paid	300	—
Conversion of convertible notes and accrued interest upon initial public offering	—	137,755
Conversion of preferred units into Class A common stock upon initial public offering	—	70,660
Beneficial conversion feature associated with conversion of preferred units upon initial public offering	—	27,361
Direct issuance costs incurred but not yet paid	—	156
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
2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with (i) United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information, and (ii) the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of our management, our unaudited condensed consolidated financial statements and accompanying notes (the “Financial Statements”) include all normal recurring adjustments that are necessary for the fair statement of the interim periods presented. Interim results of operations are not necessarily indicative of results for the full year, or any other period. The Financial Statements should be read in conjunction with our audited consolidated financial statements (and notes thereto) in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “Annual Report”), as filed with the United States Securities and Exchange Commission (“SEC”) and with the relevant Canadian securities regulatory authorities under its profile on the System for Electronic Document Analysis and Retrieval (“SEDAR”). Except as noted below, there have been no material changes to the Company’s significant accounting policies and estimates during the six months ended June 30, 2022.
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
Liquidity
As reflected in the Financial Statements, the Company had an accumulated deficit as of June 30, 2022 and December 31, 2021, as well as a net loss for the three and six months ended June 30, 2022 and 2021, and negative cash flows from operating activities during the six months ended June 30, 2022 and 2021, which are indicators that raise substantial doubt of our ability to continue as a going concern. Management believes that substantial doubt of our ability to continue as a going concern for at least one year from the issuance of these Financial Statements has been alleviated due to: (i) cash on hand and (ii) continued growth of sales from our consolidated operations. Management plans to continue to access capital markets for additional funding through debt and/or equity financings to supplement future cash needs, as may be required. However, management cannot provide any assurances that the Company will be successful in accomplishing its business plans. If the Company is unable to raise additional capital whenever necessary, it may be forced to decelerate or curtail certain of its operations until such time as additional capital becomes available.
Cash and Cash Equivalents and Restricted Cash
As of June 30, 2022 and December 31, 2021, we did not hold significant restricted cash or cash equivalents.
Fair Value of Financial Instruments
During the six months ended June 30, 2022 and 2021, we had no transfers of assets or liabilities between any of the hierarchy levels.
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
Basic and Diluted Loss per Share
The Company computes earnings (loss) per share (“EPS”) using the two-class method required for multiple classes of common stock. The rights, including the liquidation and dividend rights, of the Class A common stock and Class B common stock are substantially identical, except for voting and conversion rights. As the liquidation and dividend rights are identical, undistributed earnings are allocated on a proportionate basis to each class of common stock and the resulting basic and diluted net loss per share attributable to common stockholders are, therefore, the same for both Class A and Class B common stock on both an individual and combined basis. EPS and weighted-average shares outstanding for the three and six months ended June 30, 2022 and 2021 have been computed on the basis of treating the historical common unit equivalents previously outstanding as shares of Class A common stock, as such historical units converted into shares of Class A common stock in the Conversion.
Basic EPS is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted EPS reflects potential dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period increased by the number of additional common shares that would have been outstanding if all potential common shares had been issued and were dilutive. However,

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

potentially dilutive securities are excluded from the computation of diluted EPS to the extent that their effect is anti-dilutive. Potential dilutive securities in the current year include incremental shares of common stock issuable upon the exercise of warrants, unvested restricted stock awards, unvested restricted stock units, and outstanding stock options. Potential dilutive securities in the prior year include incremental shares of common stock issuable upon the exercise of warrants and unvested restricted stock awards. At June 30, 2022 and 2021, 13,294 and 5,400 shares of common stock equivalents, respectively, were excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive.
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
Recently Adopted Accounting Standards
Debt
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments. This guidance also eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. ASU 2020-06 became effective for us on January 1, 2022 and did not have a significant impact on our consolidated financial statements upon adoption.
Modification or Exchanges of Freestanding Equity-Classified Written Call Options
In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt – Modifications and Extinguishments (Subtopic 470-50), Compensation – Stock Compensation (Topic 718), and Derivatives and Hedging – Contracts in an Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting For Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options, (“ASU 2021-04”). ASU 2021-04 provides clarification and reduces diversity in an issuer’s accounting for certain modifications or exchanges of freestanding equity-classified written call options, such as warrants, that remain equity classified after modification or exchange. ASU 2021-04 became effective for us on January 1, 2022 and did not have a significant impact on our consolidated financial statements upon adoption.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Retail revenue	$75,556	$58,038	$138,846	$103,559
Wholesale revenue	42,114	39,473	80,047	69,815
	117,670	97,511	218,893	173,374
Elimination of inter-company revenue	(20,171)	(14,144)	(36,304)	(23,870)
Total revenue, net	$97,499	$83,367	$182,589	$149,504

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

The liability related to the loyalty program we offer dispensary customers at certain locations was $562 and $518 at June 30, 2022 and December 31, 2021, respectively, and is included within “Other current liabilities” on the accompanying unaudited Condensed Consolidated Balance Sheets. As of June 30, 2022 and December 31, 2021, the Company recorded $341 and $374, respectively, in allowance for doubtful accounts. Write-offs were not significant during the three and six months ended June 30, 2022 and 2021.
4. ACQUISITIONS
Business Combinations
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
During the six months ended June 30, 2022, we recorded a measurement period purchase accounting adjustment of $51 related to the OCC acquisition for the final working capital adjustment, with a related impact to goodwill. No significant adjustments were recorded in finalizing the purchase price allocation for Hemma during the three and six months ended June 30, 2022.
Financial and Pro Forma Information
The following table summarizes the revenue and net (loss) income related to Hemma, BCCO, and OCC that is included in our consolidated results for the three and six months ended June 30, 2022.

	Three Months Ended June 30, 2022
(in thousands)	Hemma	BCCO	OCC
Revenue, net	$303	$1,882	$1,349
Net (loss) income	(950)	440	154

	Six Months Ended June 30, 2022
(in thousands)	Hemma	BCCO	OCC
Revenue, net	$447	$3,661	$2,723
Net (loss) income	(1,240)	778	358
Our results of operations for the three and six months ended June 30, 2021 include $101 of net loss related to Hemma and no revenue.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

Pro forma financial information is not presented for Hemma, BCCO, or OCC as such results are immaterial, individually and in aggregate, to both the current and prior periods.
Asset Acquisitions
The Company determined the acquisition below did not meet the definition of a business and is therefore accounted for as an asset acquisition using the cost accumulation model whereby the cost of the acquisition, including certain transaction costs, is allocated to the assets acquired on a relative fair value basis.
Story of PA
On April 19, 2022, the Company acquired Story of PA CR, LLC (“Story of PA”). Total consideration for the acquisition of the outstanding equity interests in Story of PA was $53,127, consisting of 12,900 shares of Class A common stock with a fair value of $42,957 and cash consideration of $10,170. Story of PA received a clinical registrant permit from the Pennsylvania Department of Health on March 1, 2022. Through a research collaboration agreement with the Geisinger Commonwealth School of Medicine (“Geisinger”), a Pennsylvania Department of Health-Certified Medical Marijuana Academic Clinical Research Center, the Company intends to open a cultivation and processing facility and up to six medical dispensaries throughout the Commonwealth of Pennsylvania. The Company will help fund clinical research to benefit the patients of Pennsylvania by contributing $30,000 to Geisinger over the next two years (of which $15,000 was funded in April 2022), and up to an additional $10,000 over the next ten years.
The total acquisition cost was $100,203, as summarized in the table below, and was allocated to the license intangible asset acquired. The license will be amortized in accordance with the Company’s policy once operations commence.

(in thousands)
Equity consideration(1)	$42,957
Cash consideration	10,170
Geisinger funding commitment(2)	40,000
Other liabilities assumed(3)	5,130
Forgiveness of bridge loan(4)	1,349
Transaction costs	595
Cost of initial investment	2
Total	$100,203
(1)Comprised of 12,900 shares of Class A common stock with a fair value of $42,957 at issuance.
(2)Of the total funding commitment, $15,000 was paid in April 2022 and $15,000 is due in April 2023 and is included within “Accounts payable and other accrued liabilities” on the unaudited Condensed Consolidated Balance Sheet at June 30, 2022. An additional $10,000 is due annually from the third anniversary of the transaction through the tenth anniversary based on a percentage of revenue (after operations commence) and is included within “Other non-current liabilities” on the unaudited Condensed Consolidated Balance Sheet at June 30, 2022.
(3)Liabilities related to two consulting agreements assumed in the transaction. A total of $2,772 related to one agreement was paid during the second quarter of 2022. A payment of $472 related to the second agreement was made during the second quarter of 2022 and a total of $1,886 is due, in quarterly payments, through June 2023 and is included within “Accounts payable and other accrued liabilities” on the unaudited Condensed Consolidated Balance Sheet at June 30, 2022.
(4)Refer to Note 6, “Notes Receivable,” for additional information on the bridge loan agreement.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

5. INVENTORY
The components of inventory are as follows:

(in thousands)	June 30, 2022	December 31, 2021
Materials and supplies	$17,280	$8,899
Work in process	39,544	28,235
Finished goods	30,669	28,454
Total	$87,493	$65,588
Total compensation expense capitalized to inventory was $12,421 and $8,157 during the three months ended June 30, 2022 and 2021, respectively, and $25,555 and $14,520 during the six months ended June 30, 2022 and 2021, respectively. At June 30, 2022 and December 31, 2021, $10,453 and $8,571, respectively, of compensation expense remained capitalized as part of inventory.
6. NOTES RECEIVABLE

(in thousands)	June 30, 2022	December 31, 2021
MMNY - working capital loan(1)	$2,422	$2,422
Marichron - note receivable(2)	1,500	1,500
Marichron - working capital loan(2)	619	78
Other(3)	—	500
Total	$4,541	$4,500
(1)On February 25, 2021, the Company entered into a working capital advance agreement with MedMen NY, Inc. (“MMNY”), an unrelated third party, in conjunction with an Investment Agreement (as defined in Note 15, “Commitments and Contingencies”). The working capital advance agreement allows for initial maximum borrowings of up to $10,000, which may be increased to $17,500, and was issued to provide MMNY with additional funding for operations in conjunction with the Investment Agreement. Borrowings do not bear interest, but may be subject to a financing fee. The outstanding balance is due and payable at the earlier of the initial closing of the Investment Agreement or, if the Investment Agreement is terminated for certain specified reasons, three business days following such termination. Additional borrowing requests are at the Company’s discretion.
(2)In April 2019, the Company issued a $1,500 promissory note to Marichron Pharma LLC (“Marichron”), an unrelated third party, with a stated interest rate of 12% per year. The Company also entered into a working capital line of credit with Marichron, allowing for maximum borrowings of $1,000. The promissory note and working capital line of credit were issued in conjunction with a unit purchase option agreement that the parties entered into during 2019 and were issued to provide Marichron with additional funding for operations. The note, as amended, matures at the earlier of the definitive closing of the unit purchase option agreement or December 31, 2022. The Company submitted a license transfer application to the state in June 2022, which approval remains pending, and may settle the outstanding balances as part of the purchase price at closing following state approval.
(3)In November 2021, the Company issued a bridge loan to Story of PA that provided for maximum borrowings of up to $16,000 with an interest rate of 9% per annum. Repayment was due at maturity in November 2023 or upon an event of default (as defined in the bridge loan agreement). In April 2022, the Company acquired the outstanding equity interests of Story of PA (refer to Note 4, “Acquisitions”) and settled the balance of $1,349 due under the bridge loan as additional consideration at closing.
In addition to the activity described above, in May 2022 the Company issued a secured promissory note to a retail dispensary license holder in Massachusetts providing up to $3,500 of funding (the “Massachusetts Note”), of which none is outstanding as of June 30, 2022. The Massachusetts Note accrues interest at a fixed annual rate of 11.5%. Following the opening of the borrower’s retail dispensary, the principal amount is due monthly through the maturity date of May 25, 2026. The borrower may prepay the outstanding principal amount, plus accrued interest thereon. Borrowings under the Massachusetts Note are secured by the assets of the borrower. The borrower is partially owned by an entity that is managed, in part, by one of the founders of the Company.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

Additionally, a total of $4,260 is outstanding at June 30, 2022 related to a promissory note issued to the owner of a property the Company is leasing, of which $160 and $4,100 is included in “Other current assets” and “Other noncurrent assets,” respectively, on the unaudited Condensed Consolidated Balance Sheet. At December 31, 2021, $4,337 was outstanding, of which $156 and $4,181 is included in “Other current assets” and “Other noncurrent assets,” respectively, on the unaudited Condensed Consolidated Balance Sheet.
The Company has not identified any collectability concerns as of June 30, 2022 for the amounts due under notes receivable. No impairment losses on notes receivable were recognized during the six months ended June 30, 2022 or 2021.
7. PROPERTY AND EQUIPMENT
Property and equipment consists of the following:

(in thousands)	June 30, 2022	December 31, 2021
Leasehold improvements	$145,471	$103,976
Furniture, fixtures, and equipment	54,241	49,058
Buildings	49,976	45,663
Construction in progress	19,867	60,986
Land	2,430	1,302
Property and equipment, gross	271,985	260,985
Less: accumulated depreciation	32,618	21,329
Property and equipment, net	$239,367	$239,656
Total depreciation expense was $6,296 and $3,509 during the three months ended June 30, 2022 and 2021, respectively, and $11,674 and $6,461 during the six months ended June 30, 2022 and 2021, respectively. Total depreciation expense capitalized to inventory was $4,764 and $2,378 during the three months ended June 30, 2022 and 2021, respectively, and $8,972 and $4,334 during the six months ended June 30, 2022 and 2021, respectively. At June 30, 2022 and December 31, 2021, $4,772 and $2,070, respectively, of depreciation expense remained capitalized as part of inventory.
During the six months ended June 30, 2022, we recognized a loss of $874 related to the sale of three properties, net of a $72 gain on sale recognized during the three months ended June 30, 2022, which is included within “General and administrative expenses” on the unaudited Condensed Consolidated Statement of Operations, and wrote-off $385 of accumulated depreciation.
In June 2022, the Company entered into a master lease agreement under which the Company may be reimbursed for up to $15,000 of equipment purchases, which the Company will subsequently lease back pursuant to individual lease agreements. No such individual lease agreements were in effect as of June 30, 2022.

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
The following tables present the summarized financial information about the Company’s consolidated VIE that is included in the unaudited Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021 and in the unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2022 and 2021. This entity was determined to be a VIE since the Company possesses the power to direct the significant activities of the VIE and has the obligation to absorb losses or the right to receive benefits from the VIE.

	Ascend Illinois
(in thousands)	June 30, 2022	December 31, 2021
Current assets	$77,692	$111,118
Other noncurrent assets	171,436	171,566
Current liabilities	70,534	71,264
Noncurrent liabilities	115,004	126,397
Equity	54,797	41,873

	Ascend Illinois
	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Revenue, net	$64,914	$68,083	$128,806	$122,821
Net income	5,902	9,329	13,200	16,423

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

9. INTANGIBLE ASSETS AND GOODWILL
Intangible Assets

(in thousands)	June 30, 2022	December 31, 2021
Finite-lived intangible assets
Licenses and permits	$155,484	$55,281
In-place leases	19,963	19,963
Trade names	380	380
	175,827	75,624
Accumulated amortization:
Licenses and permits	(8,218)	(5,415)
In-place leases	(11,656)	(10,558)
Trade names	(380)	(380)
	(20,254)	(16,353)

Total intangible assets, net	$155,573	$59,271
Amortization expense was $1,931 and $1,687 during the three months ended June 30, 2022 and 2021, respectively, and $3,901 and $3,372 during the six months ended June 30, 2022 and 2021, respectively. Total amortization expense capitalized to inventory was $406 and $348 during the three months ended June 30, 2022 and 2021, respectively, and $814 and $610 during the six months ended June 30, 2022 and 2021, respectively. At June 30, 2022 and December 31, 2021, $680 and $502, respectively, of amortization expense remained capitalized as part of inventory.
No impairment indicators were noted during the six months ended June 30, 2022 or 2021 and, as such, we did not record any impairment charges during either period.
Goodwill

(in thousands)
Balance, December 31, 2021	$42,967
Adjustments to purchase price allocation(1)	51
Balance, June 30, 2022	$43,018
(1)During the six months ended June 30, 2022, we recorded measurement period purchase accounting adjustments related to one of our 2021 acquisitions. See Note 4, “Acquisitions,” for additional information.
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
The components of lease assets and lease liabilities and their classification on our unaudited Condensed Consolidated Balance Sheets were as follows:

(in thousands)	Classification	June 30, 2022	December 31, 2021
Lease assets
Operating leases	Operating lease right-of-use assets	$110,252	$103,958

Lease liabilities
Current liabilities
Operating leases	Operating lease liabilities, current	$2,198	$2,665
Noncurrent liabilities
Operating leases	Operating lease liabilities, noncurrent	228,079	197,295
Total lease liabilities		$230,277	$199,960
The components of lease costs and classification within the unaudited Condensed Consolidated Statements of Operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Operating lease costs
Capitalized to inventory	$6,778	$4,620	$13,836	$9,114
General and administrative expenses	927	1,310	1,259	2,590
Total operating lease costs	$7,705	$5,930	$15,095	$11,704
At June 30, 2022 and December 31, 2021, $5,713 and $4,393, respectively, of lease costs remained capitalized in inventory. We recognized a gain of $128 during the six months ended June 30, 2022 related to the termination of two of our leases, which is included in “General and administrative expenses” on the unaudited Condensed Consolidated Statement of Operations.
The following table presents information on short-term and variable lease costs:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Total short-term and variable lease costs	$1,263	$174	$2,469	$826
Sublease income generated during the three and six months ended June 30, 2022 and 2021 was immaterial.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

The following table includes supplemental cash and non-cash information related to our leases:

	Six Months Ended June 30,
(in thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$14,880	$10,568
ROU assets obtained in exchange for new lease obligations
Operating leases	$33,844	$17,759
The weighted-average remaining lease term for our real estate leases is 15.6 years and 15.8 years at June 30, 2022 and December 31, 2021, respectively, and the weighted-average discount rate is 14.8% and 12.7% at June 30, 2022 and December 31, 2021, respectively.
The amounts of future undiscounted cash flows related to the lease payments over the lease terms and the reconciliation to the present value of the lease liabilities as recorded on our unaudited Condensed Consolidated Balance Sheet as of June 30, 2022 are as follows:

(in thousands)	Operating Lease Liabilities
Remainder of 2022	$16,260
2023	33,508
2024	34,450
2025	35,418
2026	36,022
Thereafter	475,680
Total lease payments	631,338
Less: imputed interest	401,061
Present value of lease liabilities	$230,277
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
Sale Leaseback Transactions
In February 2022, the Company sold and subsequently leased back one of its capital assets in New Jersey for total proceeds of $35,400, excluding transaction costs. The transaction met the criteria for sale leaseback treatment. The lease was recorded as an operating lease and resulted in a lease liability of $33,707 and an ROU asset of $29,107, which was recorded net of a $4,600 tenant improvement allowance.
In June 2022, the Company sold and subsequently leased back two of its capital assets in Pennsylvania for total proceeds of $3,825, excluding transaction costs. Each transaction met the criteria for sale leaseback treatment. The leases were recorded as operating leases and resulted in a total lease liability and ROU asset of $2,102. Each of the lease agreements provide for a capital expenditure allowance of up to $3,000. The rent payments due under each lease will increase by a percentage of the capital expenditure allowance as funding occurs, and, therefore, each lease will be reassessed and remeasured as a modification upon such funding. As of June 30, 2022, no amounts were funded under the capital expenditure allowance for either lease.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

On June 29, 2021, a wholly owned subsidiary of the Company entered into a definitive agreement for the sale of certain real estate and related assets of a commercial property located in New Bedford, Massachusetts to a third-party for a total purchase price of $350, subject to certain adjustments, which remains pending. The closing is subject to certain conditions, including entering into an operating lease with the third-party. The Company anticipates this transaction will be accounted for either as a sale leaseback transaction or a finance liability, depending on the final lease terms.
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

(in thousands)	Remainder of 2022	2023	2024	2025	2026	Thereafter	Total
Cash payments due under financing liabilities	$1,050	$2,143	$2,206	$2,271	$2,338	$6,811	$16,819
11. DEBT

(in thousands)	June 30, 2022	December 31, 2021
2021 Credit Facility(1)	$275,000	$210,000
Sellers’ Notes(2)	12,825	39,116
Finance liabilities	17,750	17,750
Total debt	$305,575	$266,866

Current portion of debt	$11,257	$27,980
Less: unamortized deferred financing costs	26	40
Current portion of debt, net	$11,231	$27,940

Long-term debt	$294,318	$238,886
Less: unamortized deferred financing costs	12,268	8,040
Long-term debt, net	$282,050	$230,846
(1)On August 27, 2021, the Company entered into a credit agreement with a group of lenders (the “2021 Credit Agreement”) that provided for an initial term loan of $210,000 (the “2021 Credit Facility”), which was borrowed in full. The 2021 Credit Agreement provided for an expansion feature that allowed the Company to request an increase in the 2021 Credit Facility up to $275,000 if the then-existing lenders (or other lenders) agreed to provide such additional term loans. During the second quarter of 2022, the Company borrowed an additional $65,000 pursuant to the expansion feature (the “2022 Loans”) for total borrowings of $275,000 under the 2021 Credit Facility.
The 2021 Credit Facility matures on August 27, 2025 and does not require scheduled principal amortization payments. Borrowings under the 2021 Credit Facility bear interest at a rate of 9.5% per annum, payable quarterly and, as to any portion of the term loan that is prepaid, on the date of prepayment. The 2021 Credit Agreement permits the Company to request an extension of the maturity date for 364 days, subject to the lenders’ discretion.
We incurred initial financing costs of $8,806 and additional financing costs of $7,594 related to the 2022 Loans, which includes warrants issued to certain lenders to acquire 3,130 shares of Class A common stock that had a fair value of $2,639 at issuance (refer to Note 12, “Stockholders’ Equity,” for additional information). The financing costs are being amortized to interest expense over the term of 2021 Credit Facility using the straight-line method which approximates the interest rate method. The 2022 Loans were funded by a combination of new and existing lenders. Borrowings from the existing lenders were accounted for as a modification of existing debt, with the exception of one lender that was considered an extinguishment. We recognized a loss on extinguishment of $2,180 as a component of interest expense during the three and

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

six months ended June 30, 2022, comprised of the write-off of $337 related to the lender’s initial term loan and $1,843 related to the lender’s new loan, which included the estimated fair value of the warrants issued to the lender.
The 2021 Credit Agreement requires mandatory prepayments from proceeds of certain events, including the proceeds of indebtedness that is not permitted under the agreement and asset sales and casualty events, subject to customary reinvestment rights. The Company may prepay the 2021 Credit Facility at any time, subject to a customary make-whole payment or prepayment penalty, as applicable. Once repaid, amounts borrowed under the 2021 Credit Facility may not be re-borrowed.
The Company is required to comply with two financial covenants under the 2021 Credit Agreement. The Company may not permit its liquidity (defined as unrestricted cash and cash equivalents pledged under the 2021 Credit Facility plus any future revolving credit availability) to be below $20,000 as of the last day of any fiscal quarter. Additionally, the Company may not permit the ratio of Consolidated EBITDA (as defined in the 2021 Credit Agreement) to consolidated cash interest expense for any period of four consecutive fiscal quarters to be less than 2.50:1.00 for the period ending June 30, 2022 and thereafter. The Company has a customary equity cure right for each of these financial covenants. The Company is in compliance with these covenants as of June 30, 2022.
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
(2)Sellers’ Notes consist of amounts owed for acquisitions or other purchases. During the six months ended June 30, 2022, we repaid $24,839 to the former owners of two entities that we previously acquired, which is included in “Current portion of debt, net” on the unaudited Condensed Consolidated Balance Sheet at December 31, 2021. A total of $8,000, with an interest rate of 13% per annum, remains due to the former owners of one entity that we previously acquired and is included on the unaudited Condensed Consolidated Balance Sheets under the caption “Current portion of debt, net” at June 30, 2022 and Long-term debt, net” at December 31, 2021.
Additionally, at June 30, 2022, $4,825 remains due under the purchase of a non-controlling interest, of which $3,257 and $1,568 is included in “Current portion of debt, net” and “Long-term debt, net” respectively on the unaudited Condensed Consolidated Balance Sheet. At December 31, 2021, $3,140 and $3,136 is included in “Current portion of debt, net” and “Long-term debt, net” respectively.
Debt Maturities
During the six months ended June 30, 2022, we repaid $24,839 of sellers’ notes related to two previous acquisitions and $1,455 of sellers’ notes related to the former owners of a previous non-controlling interest.
At June 30, 2022, the following cash payments are required under our debt arrangements:

(in thousands)	Remainder of 2022	2023	2024	2025	2026	Total
Sellers’ notes(1)	$1,688	$11,143	$—	$—	$—	$12,831
Term note maturities	—	—	—	275,000	—	275,000
(1)Certain cash payments include an interest accretion component.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

Interest Expense
Interest expense during the three and six months ended June 30, 2022 and 2021 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Cash interest	$5,887	$3,742	$10,830	$7,325
Accretion	662	5,283	1,235	8,538
Loss on extinguishment of debt	2,180	—	2,180	—
Interest on financing liability(1)	517	502	1,032	1,001
Non-cash interest related to beneficial conversion feature(2)	—	27,361	—	27,361
Total	$9,246	$36,888	$15,277	$44,225
(1)Interest on financing liability related to failed sale leaseback transactions. See Note 10, “Leases,” for additional details.
(2)See Note 12, “Stockholders’ Equity,” for additional details.
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
The following table summarizes the total shares of Class A common stock and Class B common stock outstanding as of June 30, 2022 and December 31, 2021:

(in thousands)	June 30, 2022	December 31, 2021
Shares of Class A common stock	187,430	171,521
Shares of Class B common stock	65	65
Total	187,495	171,586
Warrants
The following table summarizes the warrants activity during the six months ended June 30, 2022:

	Number of Warrants (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Exercise Period (years)	Aggregate Intrinsic Value (in thousands)(1)
Outstanding, December 31, 2021(2)	3,531	$4.00	2.0	$9,216
Granted(3)	3,130	3.10
Expired	(765)	4.00
Outstanding, June 30, 2022	5,896	$3.52	3.2	$—
(1)Based on the amount by which the closing market price of our Class A common stock exceeds the exercise price on each date indicated.
(2)In conjunction with the Conversion, the holders of warrants to acquire 3,531 common units at an exercise price of $4.00 received warrants to acquire an equal number of shares of Class A common stock (the “Historical Warrants”). The Historical Warrants are equity-classified instruments, are subject to customary anti-dilution adjustments, are stand-alone instruments, and are not part of the terms of the notes with which they were originally issued (as applicable). The Historical Warrants had an estimated total fair value of $237 at issuance, which was calculated using a Black-Scholes model. The fair value per

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

Historical Warrant ranged from $0.02 to $0.10 and significant assumptions used in the calculation included volatility ranging from 69.2% to 108.4% and risk-free rates ranging from 0.17% to 2.17%.
(3)In June 2022, in connection with the 2022 Loans (refer to Note 11, “Debt”), the Company issued warrants to purchase up to 3,130 shares of Class A common stock (the “2022 Warrants”). Each warrant is exercisable for one share of Class A common stock at an exercise price of $3.10 per share. The 2022 Warrants are immediately exercisable and have a four year term. The 2022 Warrants had a total estimated fair value of $2,639 at issuance, which was calculated using a Black-Scholes model. The fair value per 2022 Warrant was $0.84 and significant assumptions used in the calculation included volatility of 70% and a risk-free rate of 3.0%. Cashless exercise is permitted only if there is no effective registration statement registering the resale of the shares issued upon exercise. The Company will have the option to require the holders to exercise the 2022 Warrants if, after the first anniversary of the issuance, the 30-day volume-weighted average price of the Company’s Class A common stock exceeds $6.50 per share. The 2022 Warrants are equity-classified instruments, are subject to customary anti-dilution adjustments, are stand-alone instruments, and are not part of the notes with which they were issued.
No warrants were exercised during the three and six months ended June 30, 2022.
13. EQUITY-BASED COMPENSATION EXPENSE
Equity Incentive Plans
The Company adopted an incentive plan in November 2020 (the “2020 Plan”) which authorized the issuance of incentive common unit options and restricted common units (collectively, “Awards”). The maximum number of Awards to be issued under the 2020 Plan is 10,031 and any Awards that expire or are forfeited may be re-issued. A total of 9,994 Awards had been issued under the plan as of June 30, 2022. The Awards generally vest over two or three years. The estimated fair value of the Awards at issuance is recognized as compensation expense over the related vesting period.
In conjunction with the Conversion, the holders of the restricted common units issued under the 2020 Plan received one restricted share of Class A common stock (a “Restricted Common Share”) for each restricted common unit held immediately prior to the Conversion.
The following table summarizes the restricted common shares activity during the six months ended June 30, 2022:

(in thousands)	Restricted Common Shares
Unvested, December 31, 2021	1,653
Vested	(866)
Forfeited	(12)
Unvested, June 30, 2022	775
As of June 30, 2022, total unrecognized compensation cost related to the restricted common shares was $157, which is expected to be recognized over a weighted-average remaining vesting period of 0.4 years.
In July 2021, the Company adopted a new stock incentive plan (the “2021 Plan”), pursuant to which 17,000 shares of Class A common stock are reserved for issuance thereunder, subject to certain adjustments and other terms. Following the adoption of the 2021 Plan, no additional awards are expected to be issued under the 2020 Plan. The 2021 Plan authorized the issuance of stock options, stock appreciation rights (“SAR Awards”), restricted stock awards (“RSAs”), restricted stock units (“RSUs”), and other stock-based awards (collectively the “2021 Plan Awards”). Any 2021 Plan Awards that expire or are forfeited may be re-issued. The estimated fair value of the 2021 Plan Awards at issuance is recognized as compensation expense over the related vesting, exercise, or service periods, as applicable. As of June 30, 2022, there were 6,920 shares of Class A common stock available for grant for future equity-based compensation awards under the 2021 Plan. Activity related to awards issued under the 2021 Plan is further described below. As of June 30, 2022, no SAR Awards and no RSAs have been granted under the 2021 Plan.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

Stock Options
The following table summarizes stock option activity during the six months ended June 30, 2022:

	Options Outstanding
(in thousands, except per share amounts)	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value(1)
Outstanding, December 31, 2021	—	$—	—	$—
Granted	1,331	$4.10
Forfeited	(126)	$4.10
Outstanding, June 30, 2022	1,205	$4.10	4.7	$—
Exercisable at June 30, 2022	—	$4.10	4.7	$—
(1)Based on the amount by which the closing market price of our Class A common stock exceeds the exercise price on each date indicated.
No options were exercised during the six months ended June 30, 2022. As of June 30, 2022, total unrecognized stock-based compensation expense related to unvested options was $2,196, which is expected to be recognized over a weighted-average remaining vesting period of 2.2 years.
We determine the fair value of stock options on the grant date using a Black-Scholes option pricing model. The fair value of stock options granted during the six months ended June 30, 2022 was calculated on the date of grant using the following weighted-average assumptions:

Six Months Ended June 30, 2022
Risk-free interest rate	2.6%
Expected term (years)	3.75
Dividend yield	0%
Expected volatility	70.0%
Using the Black-Scholes option pricing model, the weighted-average fair value of stock options granted during the six months ended June 30, 2022 was $1.97 per share.
Restricted Stock Units
The following table summarizes the RSU activity during the six months ended June 30, 2022:

	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value per Share
Unvested, December 31, 2021	6,329	$10.48
Granted	3,259	3.87
Vested(1)	(3,403)	6.46
Forfeited	(767)	7.96
Unvested, June 30, 2022	5,418	$9.39
(1)Includes 1,260 vested shares that were withheld to cover tax obligations and were subsequently canceled.
As of June 30, 2022, total unrecognized compensation cost related to the RSUs was $45,094, which is expected to be recognized over a weighted-average remaining vesting period of 1.8 years.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

Compensation Expense by Type of Award
The following table details the equity-based compensation expense by type of award for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
RSUs(1)	$5,719	$—	$11,252	$—
Restricted Common Shares	49	1,711	204	4,198
Stock Options	147	—	174	—
Total equity-based compensation expense	$5,915	$1,711	$11,630	$4,198
(1)Includes RSUs issued for the 2021 annual performance bonus, which is included within “Accounts payable and accrued liabilities” on the unaudited Condensed Consolidated Balance Sheet at December 31, 2021. These RSUs vested at issuance with a value of $7,959, which reflects a change in estimate of $632 that is included as a reduction to equity-based compensation expense and is included within “General and administrative expenses” on the unaudited Condensed Consolidated Statements of Operations for the six months ended June 30, 2022. This amount also includes $1,745 recognized during the three and six months ended June 30, 2022 for the 2022 annual performance bonus, which is included within “Accounts payable and accrued liabilities” on the unaudited Condensed Consolidated Balance Sheet at June 30, 2022.
Of the total equity-based compensation expense, $2,027 and $5,238 was capitalized to inventory during the three and six months ended June 30, 2022 and $2,890 and $4,814 remains capitalized as of June 30, 2022 and December 31, 2021, respectively. No equity-based compensation expense was capitalized during the three and six months ended June 30, 2021. During the three and six months ended June 30, 2022 we recognized $3,888 and $6,392, respectively, within “General and administrative expenses” and $3,167 and $7,162, respectively, within “Cost of goods sold” on the unaudited Condensed Consolidated Statements of Operations. During the three and six months ended June 30, 2021 we recognized $1,711 and $4,198, respectively, within “General and administrative expenses” and none within “Costs of goods sold” on the unaudited Condensed Consolidated Statements of Operations.
Employee Stock Purchase Plan
In July 2021, the Company also adopted an employee stock purchase plan (the “2021 ESPP”), pursuant to which 4,000 shares of Class A common stock are reserved for issuance thereunder, subject to certain adjustments and other terms. No shares have been issued under the 2021 ESPP as of June 30, 2022.
14. INCOME TAXES

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021
Loss before income taxes	$(9,700)	$(32,902)	$(30,408)	$(72,149)
Income tax expense	11,472	11,995	18,579	20,971
Effective tax rate	(118.3)%	(36.5)%	(61.1)%	(29.1)%

Gross profit	$32,968	$34,516	$56,415	$64,183
Effective tax rate on gross profit	34.8%	34.8%	32.9%	32.7%
Since the Company operates in the cannabis industry, it is subject to the limitations of Internal Revenue Code (“IRC”) Section 280E, which prohibits businesses engaged in the trafficking of Schedule I or Schedule II controlled substances from deducting ordinary and necessary business expenses from gross profit. Cannabis businesses operating in states that align their tax codes with IRC Section 280E are also unable to deduct ordinary and necessary business expenses for state tax purposes. Ordinary and necessary business expenses deemed non-deductible under IRC Section 280E are treated as permanent book-to-tax differences. Therefore, the effective tax

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

rate can be highly variable and may not necessarily correlate with pre-tax income or loss. As such, the effective tax rate for the three and six months ended June 30, 2022 varies from the effective tax rate for the three and six months ended June 30, 2021 due to the tax-effected change in nondeductible expenses under IRC Section 280E as a proportion of pre-tax loss during the period.
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
15. COMMITMENTS AND CONTINGENCIES
Commitments
The Company does not have significant future annual commitments, other than related to leases and debt, which are disclosed in Notes 10 and 11, respectively, and certain payments related to acquisitions, as disclosed in Note 4.
As of June 30, 2022, we entered into agreements to purchase one property in New York and one property in Pennsylvania for a combined total purchase price of $25,500, subject to closing adjustments. In August 2022, the Company decided it no longer intends to consummate the purchase of the New York property. The closing of the Pennsylvania property is expected during 2022, but is dependent on certain conditions, including inspection.
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
Legal and Other Matters
The Company’s operations are subject to a variety of local and state regulations. Failure to comply with one or more of those regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company ceasing operations. While management believes that the Company is in compliance with applicable local and state regulations as of June 30, 2022 in all material respects, cannabis regulations continue to evolve and are subject to differing interpretations, and accordingly, the Company may be subject to regulatory fines, penalties, or restrictions in the future.
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
The Company may be, from time to time, subject to various administrative, regulatory, and other legal proceedings arising in the ordinary course of business. Contingent liabilities associated with legal proceedings are recorded when a liability is probable and the contingent liability can be estimated. We do not accrue for contingent losses that, in our judgment, are considered to be reasonably possible but not probable. At June 30, 2022 there were

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

no pending or threatened lawsuits that could reasonably be expected to have a material effect on our consolidated results of operations, other than as disclosed below.
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
The Company, Mr. Kurtin, and the Claimants entered into a settlement agreement, dated April 29, 2022, whereby the Company agreed to pay the Claimants a total of $5,000. This amount is included within “Settlement expense” on the unaudited Condensed Consolidated Statements of Operations in the Financial Statements for the six months ended June 30, 2022 and was paid in May 2022.
MedMen NY Litigation
On February 25, 2021, the Company entered into a definitive investment agreement (the “Investment Agreement”) with subsidiaries of MedMen Enterprises Inc. (“MedMen”), under which we would have, subject to regulatory approval, completed an investment (the “Investment”) of approximately $73,000 in MedMenNY, Inc. (“MMNY”), a licensed medical cannabis operator in the State of New York. Following the completion of the transactions contemplated by the Investment Agreement, we were expected to hold all the outstanding equity of MMNY. Specifically, the Investment Agreement provided that at closing, the Company was going to pay to MedMen’s senior lenders $35,000, less certain transaction costs and a prepaid deposit of $4,000, and AWH New York, LLC was going to issue a senior secured promissory note in favor of MMNY’s senior secured lender in the principal amount of $28,000, guaranteed by AWH, which cash investment and note would be used to reduce the amounts owed to MMNY’s senior secured lender. Following its investment, AWH would hold a controlling interest in MMNY equal to approximately 86.7% of the equity in MMNY, and be provided with an option to acquire MedMen’s remaining interest in MMNY in the future for a nominal additional payment, which option the Company intended to exercise. The Investment Agreement also required AWH to make an additional investment of $10,000 in MMNY, which investment would also be used to repay MMNY’s senior secured lender, if adult-use cannabis sales commenced in MMNY’s dispensaries.
The Company contends that, in December 2021, the parties to the Investment Agreement received the required approvals from the State of New York to close the transactions contemplated by the Investment Agreement, but MedMen has disputed the adequacy of the approvals provided by the State of New York. The Company delivered notice to MedMen in December 2021 that it wished to close the transactions as required by the Investment Agreement. Nevertheless, MedMen, on January 2, 2022, gave notice to the Company that MedMen purported to terminate the Investment Agreement.
Following receipt of such notice, on January 13, 2022, the Company filed a complaint against MedMen and others in the Commercial Division of the Supreme Court of the State of New York, requesting specific performance that the transactions contemplated by the Investment Agreement must move forward, and such other relief as the court may deem appropriate. On January 24, 2022, MedMen filed an answer and counterclaims against the

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

Company (the “Counterclaims”). On February 14, 2022, the Company filed an amended complaint, not only seeking specific performance but also damages related to MedMen’s breaches of the Investment Agreement. On that same day, the Company also filed a motion to dismiss the Counterclaims. On March 7, 2022, MedMen filed an amended answer and counterclaims against the Company. On March 28, 2022, the Company moved to dismiss MedMen’s amended counterclaims. That motion remains pending because the litigation is currently stayed.
On May 10, 2022, the Company and MedMen signed a term sheet, pursuant to which parties agreed to use best efforts to enter into a settlement agreement and enter into new or amended transactional documents. Specifically, if consummated, the agreements contemplated by the term sheet would entail, among other things, the Company paying MedMen $15,000 in additional transaction consideration, and MedMen withdrawing its counterclaims against the Company. Per the amended transaction terms set out in the term sheet, upon closing, the Company would receive a 99.99% controlling interest of MMNY and the Company would pay MedMen $74,000, which reflects the original transaction consideration plus an additional $11,000 per the parties’ term sheet. The Company already paid $4,000 as a deposit.
The amended transaction terms set out in the term sheet also require MedMen to provide a representation and warranty that the status of the MMNY assets has not materially changed since December 31, 2021 and an acknowledgement that the representations and warranties from the Investment Agreement will survive for three months after the closing of the contemplated transactions. The Company has determined that MedMen cannot make or provide the representations and warranties it is required to as part of the contemplated transactions. Therefore, the Company no longer intends to consummate the contemplated transactions.
16. RELATED PARTY TRANSACTIONS
There were no significant related party transactions during the six months ended June 30, 2022, other than as disclosed in Note 6, “Notes Receivable.”
17. SUPPLEMENTAL INFORMATION
The following table presents supplemental information regarding our other current assets:

(in thousands)	June 30, 2022	December 31, 2021
Prepaid expenses	$6,380	$7,508
Deposits and other receivables	4,668	5,177
Construction deposits	2,580	3,263
Tenant improvement allowance	500	2,507
Other	4,066	6,376
Total	$18,194	$24,831
The following table presents supplemental information regarding our accounts payable and accrued liabilities:

(in thousands)	June 30, 2022	December 31, 2021
Accounts payable	$21,892	$5,536
Acquisition liabilities	16,886	—
Fixed asset purchases	8,818	15,682
Accrued payroll and related expenses	5,631	11,760
Accrued interest	504	187
Other	6,236	6,809
Litigation settlement	—	5,480
Total	$59,967	$45,454

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

The following table presents supplemental information regarding our general and administrative expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Compensation	$15,816	$13,654	$30,316	$23,706
Rent and utilities	6,461	4,213	11,511	9,646
Professional services	4,301	5,870	10,165	9,787
Depreciation and amortization	3,057	2,470	5,789	4,889
Insurance	1,430	1,176	2,769	2,038
Marketing	948	871	1,623	1,405
(Gain) loss on sale of assets	(72)	—	746	—
Other	1,632	2,358	3,881	4,287
Total	$33,573	$30,612	$66,800	$55,758
18. SUBSEQUENT EVENTS
Management has evaluated subsequent events to determine if events or transactions occurring through the filing date of this Quarterly Report on Form 10-Q require adjustment to or disclosure in the Company’s Financial Statements. There were no events that require adjustment to or disclosure in the Financial Statements, except as disclosed.
Acquisitions
On August 12, 2022, the Company entered into a definitive agreement (the “Ohio Agreement”) that provides the Company the option to acquire 100% of the equity of Ohio Patient Access LLC (“OPA”), the holder of a license that grants it the right to operate three medical dispensaries in Ohio, which operations have not yet commenced. Under the Ohio Agreement, the Company will also acquire the real property of the three dispensary locations. Total cash consideration is $22,300, plus an earn-out provision of up to $7,300 that is dependent upon the commencement of adult-use cannabis sales in Ohio. The sellers may elect to receive the earn-out payment as either cash or shares of the Company’s Class A common stock, or a combination thereof. If the sellers elect to receive any or all of the payment in shares, the number of shares issued will be equal to the earn-out payment amount, or portion thereof, divided by the thirty-day volume weighted average price of the Class A shares immediately preceding the date the earn-out provision is achieved. If the sellers elect to receive Class A shares for the earn-out, those shares would be issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. The Ohio Agreement is subject to regulatory review and approval. In conjunction with the Ohio Agreement, the parties also entered into a support services agreement under which the Company will provide management and advisory services to OPA for a set monthly fee. The parties also entered into a working capital loan agreement under which the Company may, at its full discretion, loan OPA up to $10,000 for general working capital needs.
Additionally, the Company entered into definitive agreements to acquire two additional licenses in Illinois; one on August 11, 2022 for a total of $5,500 of cash consideration, excluding transaction costs, and one on August 12, 2022 for a total of $5,600 of cash consideration, excluding transaction costs. Neither of these licenses were associated with active operations at signing and the transfer of each license is subject to regulatory review and approval.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following management discussion and analysis, which we refer to as the “MD&A”, of the financial condition and results of operations of Ascend Wellness Holdings, Inc. (the “Company,” “AWH,” or “Ascend”) is for the three and six months ended June 30, 2022 and 2021. It is supplemental to, and should be read in conjunction with, the unaudited condensed consolidated financial statements, and the accompanying notes thereto, (the “Financial Statements”) appearing elsewhere in this Quarterly Report on Form 10-Q (the “Quarterly Report” or “Form 10-Q”) and our Annual Report on Form 10-K for the year ended December 31, 2021 (the “Annual Report”), which has been filed with the United States Securities and Exchange Commission (“SEC”) and with the relevant Canadian securities regulatory authorities under its profile on the System for Electronic Document Analysis and Retrieval (“SEDAR”). The Financial Statements and Annual Report were prepared in accordance with accounting principles generally accepted in the United States of America, which we refer to as “GAAP.”
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
The Company’s shares of Class A common stock are listed on the Canadian Securities Exchange (the “CSE”) under the ticker symbol “AAWH.U” and are quoted on the OTCQX® Best Market under the symbol “AAWH.” We are an emerging growth company under federal securities laws and as such we are able to elect to follow scaled disclosure requirements for this filing.
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
Since our formation, we have expanded our operational footprint, primarily through acquisitions, and currently have direct or indirect operations or financial interests in six United States geographic markets: Illinois, Michigan, Ohio, Massachusetts, New Jersey, and Pennsylvania. We currently employ approximately 1,800 people.
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
Our consumer products portfolio is generated primarily from plant material that we grow and process ourselves. As of June 30, 2022, we produce our consumer packaged goods in five manufacturing facilities with 213,000 square feet of current operational canopy and total current capacity of approximately 107,000 pounds annually. We are undergoing expansions that we hope to complete by the end of 2022, which will increase our cumulative canopy to approximately 244,000 square feet with an estimated total annual production capacity of approximately 122,000 pounds post build-out. As of June 30, 2022, our product portfolio consists of 387 stock keeping units (“SKUs”), across a range of cannabis product categories, including flower, pre-rolls, concentrates, vapes, edibles, and other cannabis-related products. As of June 30, 2022, we have 21 open and operating retail locations with expectations to have 22 retail locations by the end of 2022. Our new store opening plans are flexible and will ultimately depend on market conditions, local licensing, construction, and other regulatory permissions. All of our expansion plans are subject to capital allocations decisions, the evolving regulatory environment, and the COVID-19 pandemic.
Recent Developments
Business Developments
AWH continues to make meaningful progress and continue its development during 2022. During and subsequent to the quarter, we:
•entered the Pennsylvania market in April 2022 by acquiring Story of PA CR, LLC (“Story of PA”), as further described below, and subsequently began construction at the cultivation facility;
•commenced adult-use sales at our Rochelle Park, New Jersey dispensary in April, added 4,000 square feet of canopy at our Franklin, New Jersey cultivation facility in July, and opened our Fort Lee, New Jersey dispensary in August;
•opened one new dispensary in East Lansing, Michigan; and
•further strengthened our balance sheet with $65,000 of additional senior debt financing under our credit facility, as described in “Liquidity and Capital Resources.”

Acquisition of Story of PA
On April 19, 2022, we acquired Story of PA. Total consideration for the acquisition of the outstanding equity interests in Story of PA was $53,127, consisting of 12,900 shares of Class A common stock with a fair value of $42,957 and cash consideration of $10,170. Story of PA received a clinical registrant permit from the Pennsylvania Department of Health on March 1, 2022. Through a research collaboration agreement with the Geisinger Commonwealth School of Medicine (“Geisinger”), a Pennsylvania Department of Health-Certified Medical Marijuana Academic Clinical Research Center, we intend to open a cultivation and processing facility and up to six medical dispensaries throughout the Commonwealth of Pennsylvania. We will help fund clinical research to benefit the patients of Pennsylvania by contributing $30,000 to Geisinger over the next two years (of which $15,000 was funded in April 2022), and up to an additional $10,000 over the next ten years.
The transaction was accounted for as an asset acquisition and the total acquisition cost of $100,203 was allocated to the license intangible asset acquired. The total acquisition cost includes the consideration transferred for the equity interests in Story of PA, the research funding commitment, other liabilities assumed in the transaction, and certain transaction costs. Refer to Note 4, “Acquisitions,” in the Financial Statements for additional information.
Through this transaction, AWH entered its sixth market in the United States. Retail and wholesale operations have not yet commenced and are subject to certain regulatory approvals. The Company remains focused on the building out the cultivation site and the first two retail stores that it expects to open during 2023.
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
COVID-19 Pandemic
There continues to be uncertainty around the COVID-19 pandemic (the “Pandemic”). The full impact of the Pandemic on our business will depend on factors such as the length of time of the Pandemic; government response at the federal, state, and local levels along with recommended actions from health authorities; the impact of new variants that may emerge; the longer-term impact of the Pandemic on the economy and consumer behavior; and the effect on our customers, employees, vendors, and other partners.
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
While the Pandemic has not had a material impact on our results of operations to date, given the uncertainties associated with the Pandemic, we are unable to estimate the future impact of the Pandemic on our business, financial condition, results of operations, and/or cash flows in future periods. We believe we have sufficient liquidity available from cash and cash equivalents on hand of $140,551 as of June 30, 2022 to enable us to meet our working capital and other operating requirements, fund growth initiatives and capital expenditures, settle our liabilities, and pay scheduled interest payments on debt. Refer to “Liquidity and Capital Resources” for additional information.

Key Financial Highlights
•Revenue increased by $14,132, or 17%, during Q2 2022, as compared to Q2 2021, primarily driven by new site openings, including the commencement of adult-use sales at one of our New Jersey dispensaries, as well as growth from our existing business and acquisitions.
•Operating loss of $605 during Q2 2022, as compared to operating profit of $3,904 during Q2 2021, primarily due to lower gross profit margin.
•Net decrease in cash and cash equivalents of $14,930 during the six months ended June 30, 2022, primarily driven by net cash used in investing activities, including payments related to acquisitions, and net cash used to support working capital needs and operating activities, partially offset by proceeds received under our credit facility.

RESULTS OF OPERATIONS
Three Months Ended June 30, 2022 Compared with the Three Months Ended June 30, 2021

	Three Months Ended June 30,
($ in thousands)	2022	2021	Increase / (Decrease)
Revenue, net	$97,499	$83,367	$14,132	17%
Cost of goods sold	(64,531)	(48,851)	15,680	32%
Gross profit	32,968	34,516	(1,548)	(4)%
Gross profit %	33.8%	41.4%
Operating expenses
General and administrative expenses	33,573	30,612	2,961	10%
Operating (loss) profit	(605)	3,904	(4,509)	(115)%

Other (expense) income
Interest expense	(9,246)	(36,888)	(27,642)	(75)%
Other, net	151	82	69	84%
Total other expense	(9,095)	(36,806)	(27,711)	(75)%
Loss before income taxes	(9,700)	(32,902)	(23,202)	(71)%
Income tax expense	(11,472)	(11,995)	(523)	(4)%
Net loss	$(21,172)	$(44,897)	$(23,725)	(53)%
Revenue
Revenue increased by $14,132, or 17%, during the three months ended June 30, 2022, as compared to the three months ended June 30, 2021. New dispensaries opened during 2021 contributed $14,417 to our revenue growth, which includes the benefit of the commencement of adult-use sales at one of our New Jersey dispensaries that began in April 2022. We recognized incremental revenue from acquisitions of $3,534, which includes $303 related to the Ohio cultivation site acquired during the second quarter of 2021. Revenue across our legacy locations was relatively flat. The current period also benefited from an increase in wholesale volume sold, but was partially offset by pricing pressure across the markets in which we operate resulting in a decrease of $3,689 in net revenue related to our wholesale operations. As of June 30, 2022, we had 387 SKUs for our cultivation products, compared to 121 SKUs as of June 30, 2021.
Cost of Goods Sold and Gross Profit
Cost of goods sold increased by $15,680, or 32%, during the three months ended June 30, 2022, as compared to the three months ended June 30, 2021. Cost of goods sold represents direct and indirect expenses attributable to the production of wholesale products as well as direct expenses incurred in purchasing products from other wholesalers. The increase in cost of goods sold in the three months ended June 30, 2022 was driven by expansion of our operations, including $2,946 of incremental costs from acquisitions. Gross profit for the three months ended June 30, 2022 was $32,968, representing a gross margin of 33.8%, compared to gross profit of $34,516 and gross margin of 41.4% for the three months ended June 30, 2021. The decrease in gross margin was primarily driven by lower margins in our wholesale operations due to pricing pressure, a shift in product mix, and higher production expenses at certain cultivation facilities as staffing increased ahead of canopy expansions.

General and Administrative Expenses
General and administrative expenses increased by $2,961, or 10%, during the three months ended June 30, 2022, as compared to the three months ended June 30, 2021. The increase was primarily related to:
•a $2,248 increase in rent and utilities to support the expansion of our operations;
•a $2,162 increase in compensation expense resulting from an increase in headcount from approximately 1,200 as of June 30, 2021 to approximately 1,800 as of June 30, 2022 to support our expanded operations and higher equity-based compensation expense; and
•a $587 increase in depreciation and amortization expense due to $401 of incremental depreciation expense due to a larger average balance of fixed assets in service and $186 of incremental amortization of licenses.
These increases were partially offset by a $1,569 decrease in professional services, driven by the absence of a $2,000 termination fee associated with a management services agreement (“MSA”) that was incurred in the prior year following our IPO.
Interest Expense
Interest expense decreased by $27,642, or 75%, during the three months ended June 30, 2022, as compared to the three months ended June 30, 2021. The decrease was primarily due to the absence of $30,967 of non-cash interest expense that we incurred in the prior year related to our IPO, partially offset by $2,180 of non-cash interest expense associated with additional borrowings under our credit facility (refer to “Liquidity and Capital Resources” for further information). During the three months ended June 30, 2022, the Company had a weighted-average outstanding debt balance of $259,219 with a weighted-average interest rate of 9.6%, compared to a weighted-average debt balance of $176,317 during three months ended June 30, 2021 with a weighted-average interest rate of 11.0%.
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
The statutory federal tax rate was 21% during both periods. During the three months ended June 30, 2022 the Company had operations in six U.S. geographic markets: Illinois, Michigan, Ohio, Massachusetts, New Jersey, and Pennsylvania, which have state tax rates ranging from 6% to 11.5%. Certain states, including Michigan, do not align with IRC Section 280E for state tax purposes and permit the deduction of ordinary and necessary business expenses from gross profit in the calculation of state taxable income. There have been no material changes to income tax matters in connection with the normal course of operations during the current year.
Income tax expense was $11,472, or 34.8% of gross profit, during the three months ended June 30, 2022, as compared to $11,995, or 34.8% of gross profit, during the three months ended June 30, 2021. The effective tax rate on gross profit for the three months ended June 30, 2022 benefited from higher relative cost of goods sold, but was offset by higher penalties and interest due on federal tax payments in the current year as compared to the prior year.

RESULTS OF OPERATIONS
Six Months Ended June 30, 2022 Compared with the Six Months Ended June 30, 2021

	Six Months Ended June 30,
($ in thousands)	2022	2021	Increase / (Decrease)
Revenue, net	$182,589	$149,504	$33,085	22%
Cost of goods sold	(126,174)	(85,321)	40,853	48%
Gross profit	56,415	64,183	(7,768)	(12)%
Gross profit %	30.9%	42.9%
Operating expenses
General and administrative expenses	66,800	55,758	11,042	20%
Settlement expense	5,000	36,511	(31,511)	(86)%
Total operating expenses	71,800	92,269	(20,469)	(22)%
Operating loss	(15,385)	(28,086)	(12,701)	(45)%

Other (expense) income
Interest expense	(15,277)	(44,225)	(28,948)	(65)%
Other, net	254	162	92	57%
Total other expense	(15,023)	(44,063)	(29,040)	(66)%
Loss before income taxes	(30,408)	(72,149)	(41,741)	(58)%
Income tax expense	(18,579)	(20,971)	(2,392)	(11)%
Net loss	$(48,987)	$(93,120)	$(44,133)	(47)%
Revenue
Revenue increased by $33,085, or 22%, during the six months ended June 30, 2022, as compared to the six months ended June 30, 2021. New dispensaries opened during 2021 contributed $21,026 to our revenue growth, which includes the benefit of the commencement of adult-use sales at one of our New Jersey dispensaries that began in April 2022. Revenue from our legacy locations increased by $7,877 and we recognized incremental revenue from acquisitions of $6,831, which includes $447 related to the Ohio cultivation site that we acquired during the second quarter of 2021. Additionally, the current period benefited from an increase in wholesale volume sold, but was partially offset by pricing pressure across the markets in which we operate resulting in a decrease of $2,649 in net revenue related to our wholesale operations. As of June 30, 2022, we had 387 SKUs for our cultivation products, compared to 121 SKUs as of June 30, 2021.
Cost of Goods Sold and Gross Profit
Cost of goods sold increased by $40,853, or 48%, during the six months ended June 30, 2022, as compared to the six months ended June 30, 2021. Cost of goods sold represents direct and indirect expenses attributable to the production of wholesale products as well as direct expenses incurred in purchasing products from other wholesalers. The increase in cost of goods sold in the six months ended June 30, 2022 was driven by expansion of our operations, including $5,059 of incremental costs from acquisitions. Gross profit for the six months ended June 30, 2022 was $56,415, representing a gross margin of 30.9%, compared to gross profit of $64,183 and gross margin of 42.9% for the six months ended June 30, 2021. The decrease in gross margin was primarily driven by lower margins at our Massachusetts and Illinois cultivation facilities as staffing increased ahead of canopy expansions which resulted in higher production expenses, as well as pricing pressure across the markets in which we operate and a shift in product mix.

General and Administrative Expenses
General and administrative expenses increased by $11,042, or 20%, during the six months ended June 30, 2022, as compared to the six months ended June 30, 2021. The increase was primarily related to:
•a $6,610 increase in compensation expense resulting from an increase in headcount from approximately 1,200 as of June 30, 2021 to approximately 1,800 as of June 30, 2022 to support our expanded operations and higher equity-based compensation expense;
•a $1,865 increase in rent and utilities to support the expansion of our operations;
•a $900 increase in depreciation and amortization expense due to $575 of incremental depreciation expense due to a larger average balance of fixed assets in service and $325 of incremental amortization of licenses;
•a $746 higher loss on sale of assets; and
•a $378 increase in professional services, driven by higher legal expenses for ongoing litigation matters incurred during the first quarter of the current year, partially offset by the absence of a $2,000 termination fee associated with an MSA that was incurred in the prior year following our IPO.
Settlement Expense
During the six months ended June 30, 2022, we recognized an expense of $5,000 related to the settlement of a stockholder dispute (refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Legal Matters–Stockholder Dispute” for additional information). During the six months ended June 30, 2021, we recognized a settlement expense of $36,511 for a matter related to two property purchase agreements.
Interest Expense
Interest expense decreased by $28,948, or 65%, during the six months ended June 30, 2022, as compared to the six months ended June 30, 2021. The decrease was primarily due to the absence of $30,967 of non-cash interest expense that we incurred in the prior year related to our IPO, partially offset by $2,180 of non-cash interest expense associated with additional borrowings under our credit facility (refer to “Liquidity and Capital Resources” for further information). During the six months ended June 30, 2022, the Company had a weighted-average outstanding debt balance of $250,224 with a weighted-average interest rate of 9.6%, compared to a weighted-average debt balance of $214,561 during six months ended June 30, 2021 with a weighted-average interest rate of 11.0%.
Income Tax Expense
Income tax expense was $18,579, or 32.9% of gross profit, during the six months ended June 30, 2022, as compared to $20,971, or 32.7% of gross profit, during the six months ended June 30, 2021. The effective tax rate on gross profit for the six months ended June 30, 2022 was impacted by higher penalties and interest due on federal tax payments in the current year as compared to the prior year, partially offset by a benefit from higher relative cost of goods sold.

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
The following table presents Adjusted Gross Profit for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021
Gross Profit	$32,968	$34,516	$56,415	$64,183
Depreciation and amortization included in cost of goods sold	3,953	2,387	6,896	4,549
Equity-based compensation included in cost of goods sold	3,167	—	7,162	—
Start-up costs included in cost of goods sold(1)	4,248	—	8,171	—
Non-cash inventory adjustments(2)	112	2,714	2,316	3,464
Adjusted Gross Profit	$44,448	$39,617	$80,960	$72,196
Adjusted Gross Margin	45.6%	47.5%	44.3%	48.3%
(1)Incremental expenses associated with the expansion of activities at our cultivation facilities that are not yet operating at scale, including excess overhead expenses resulting from delays in regulatory approvals at certain cultivation facilities.
(2)Primarily consists of write-offs of expired products and obsolete packaging.

The following table presents Adjusted EBITDA for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021
Net loss	$(21,172)	$(44,897)	$(48,987)	$(93,120)
Income tax expense	11,472	11,995	18,579	20,971
Other (income) expense	(151)	(82)	(254)	(162)
Interest expense	9,246	36,888	15,277	44,225
Depreciation and amortization	7,010	4,857	12,685	9,438
Non-cash inventory adjustments(1)	112	2,714	2,316	3,464
Equity-based compensation	7,055	1,711	13,554	4,198
Start-up costs(2)	1,116	1,716	1,953	3,027
Start-up costs included in cost of goods sold(3)	4,248	—	8,171	—
Transaction-related and other non-recurring expenses(4)	2,027	5,406	8,221	7,584
(Gain) loss on sale of assets	(72)	—	746	—
Litigation settlement	—	—	5,000	36,511
Adjusted EBITDA	$20,891	$20,308	$37,261	$36,136
Adjusted EBITDA Margin	21.4%	24.4%	20.4%	24.2%
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
Financing History and Future Capital Requirements
Historically, we have used private financing as a source of liquidity for short-term working capital needs and general corporate purposes. In May 2021, we completed an IPO of shares of our Class A common stock through which we raised aggregate net proceeds of approximately $86,065, after deducting underwriting discounts and commissions and certain direct offering expenses paid by us, and in August 2021 we entered into a credit facility under which we initially borrowed a $210,000 term loan. During the second quarter of 2022, we borrowed an additional $65,000 of term loans from certain lenders under the expansion feature of the credit facility, as further described below.
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
As of June 30, 2022 and December 31, 2021, we had total current liabilities of $122,044 and $117,395, respectively, and total current assets of $259,950 and $258,012, respectively, which includes cash and cash equivalents of $140,551 and $155,481, respectively, to meet our current obligations. As of June 30, 2022, we had working capital of $137,906, compared to $140,617 as of December 31, 2021.
Approximately 97% of our cash and cash equivalents balance as of June 30, 2022 and December 31, 2021 is on deposit with banks, credit unions, or other financial institutions. We have not experienced any material impacts related to banking restrictions applicable to cannabis businesses. Our cash and cash equivalents balance is not restricted for use by variable interest entities.
As reflected in the Financial Statements, we had an accumulated deficit as of June 30, 2022 and December 31, 2021, as well as a net loss for the three and six months ended June 30, 2022 and 2021, and negative cash flows from operating activities during the six months ended June 30, 2022 and 2021, which are indicators that raise substantial doubt of our ability to continue as a going concern. Management believes that substantial doubt of our ability to continue as a going concern for at least one year from the issuance of our Financial Statements has been alleviated due to: (i) cash on hand and (ii) continued growth of sales from our consolidated operations. Management plans to continue to access capital markets for additional funding through debt and/or equity financings to supplement future cash needs, as may be required. However, management cannot provide any assurances that the Company will be successful in accomplishing its business plans. If we are unable to raise additional capital on favorable terms, if at all, whenever necessary, we may be forced to decelerate or curtail certain of our operations until such time as additional capital becomes available.
Credit Facility
In August 2021, we entered into a credit facility (the “2021 Credit Facility”) which provided for an initial term loan of $210,000. We had the ability to request an increase in the 2021 Credit Facility up to $275,000 if the existing lenders (or other lenders) agreed to provide such additional term loans. During the second quarter of 2022, we borrowed an additional $65,000 of incremental term loans through this expansion feature (the “2022 Loans”) for total borrowings of $275,000 outstanding as of June 30, 2022. The 2021 Credit Facility matures on August 27, 2025 and does not require scheduled principal amortization payments. Borrowings under the 2021 Credit Facility bear interest at a rate of 9.5% per annum, payable quarterly. The initial proceeds from the 2021 Credit Facility were used, in part, to prepay certain then-outstanding debt obligations and, together with the 2022 Loans, fund working capital and general corporate matters, including, but not limited to, growth investments, acquisitions, capital expenditures, and other strategic initiatives.
We incurred additional financing costs of $7,594 related to the 2022 Loans, which includes warrants issued to certain lenders to acquire 3,130 shares of Class A common stock that had a fair value of $2,639 at issuance (refer to Note 12, “Stockholders’ Equity,” in the Financial Statements for additional information). The financing costs are being amortized to interest expense over the term of 2021 Credit Facility using the straight-line method which approximates the interest rate method. The 2022 Loans were funded by a combination of new and existing lenders. Borrowings from the existing lenders were accounted for as a modification of existing debt, with the exception of one lender that was considered an extinguishment. We recognized a loss on extinguishment of $2,180 as a component of interest expense during the three and six months ended June 30, 2022, comprised of the write-off of $337 related to the lender’s initial term loan and $1,843 related to the lender’s new loan, which included the estimated fair value of the warrants issued to the lender.
Mandatory prepayments are required following certain events, including the proceeds of indebtedness that is not permitted under the agreement, asset sales, and casualty events, subject to customary reinvestment rights. We may prepay the 2021 Credit Facility at any time, subject to a customary make-whole payment or prepayment penalty, as applicable. Once repaid, amounts borrowed under the 2021 Credit Facility may not be re-borrowed. We may request an extension of the maturity date for 364 days, which the lenders’ may grant in their discretion.
We are required to comply with two financial covenants under the 2021 Credit Agreement. Liquidity (defined as unrestricted cash and cash equivalents pledged under the 2021 Credit Facility plus any future revolving credit availability) may not be below $20,000 as of the last day of any fiscal quarter, and we may not permit the ratio of Consolidated EBITDA (as defined in the 2021 Credit Agreement) to consolidated cash interest expense for any period of four consecutive fiscal quarters to be less than 2.50:1.00 for the period ending June 30, 2022 and thereafter. The Company has a customary equity cure right for each of these financial covenants. The Company is in compliance with these covenants as of June 30, 2022. Refer to Note 11, “Debt,” in the Financial Statements for additional information.
Cash Flows

	Six Months Ended June 30,
(in thousands)	2022	2021
Net cash used in operating activities	$(20,505)	$(12,055)
Net cash used in investing activities	(48,342)	(71,168)
Net cash provided by financing activities	53,917	129,338
Operating Activities
Net cash used in operating activities increased by $8,450 during the six months ended June 30, 2022, as compared to the six months ended June 30, 2021. The increase was primarily driven by the timing of payments to suppliers and vendors, the timing and amount of income tax payments, and the timing of other working capital payments.
Investing Activities
Net cash used in investing activities decreased by $22,826 during the six months ended June 30, 2022, as compared to the six months ended June 30, 2021. The decrease was primarily due to proceeds received from the sale of assets and lower cash investments in capital assets, partially offset by higher repayments of sellers’ notes related to prior year acquisitions and cash paid for the purchase of intangible assets, including the first $15,000 payment made under the Story of PA research collaboration agreement.

Financing Activities
Net cash provided by financing activities decreased by $75,421 during the six months ended June 30, 2022, as compared to the six months ended June 30, 2021. The decrease was primarily due to the absence of net proceeds received from our IPO in the prior year, as well as the payment of taxes withheld under equity-based compensation plans and debt issuance costs in the current year, all partially offset by higher proceeds from the issuance of debt in the current year.
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
The following table summarizes the Company’s material future contractual obligations as of June 30, 2022:

(in thousands)	Commitments Due by Period
Contractual Obligations	Total	Remainder of 2022	2023 - 2024	2025 - 2026	Thereafter
Term notes(1)	$275,000	$—	$—	$275,000	$—
Fixed interest related to term notes(2)	82,526	13,170	52,250	17,106	—
Sellers’ Notes(3)	12,831	1,688	11,143	—	—
Finance arrangements(4)	16,819	1,050	4,349	4,609	6,811
Operating leases(5)	631,338	16,260	67,958	71,440	475,680
Property purchases(6)	25,500	25,500	—	—	—
Other commitments(7)	16,886	472	16,414	—	—
Total	$1,060,900	$58,140	$152,114	$368,155	$482,491
(1)Principal payments due under our term notes payable. Refer to Note 11, “Debt”, in the Financial Statements for additional information.
(2)Represents fixed interest rate payments on borrowings under the 2021 Credit Facility based on the principal outstanding at June 30, 2022. Interest payments could fluctuate based on prepayments or additional amounts borrowed.
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
(6)As of June 30, 2022, we entered into agreements to purchase one property in New York and one property in Pennsylvania for a combined total purchase price of $25,500, subject to closing adjustments. In August 2022, the Company decided it no longer intends to consummate the purchase of the New York property. The closing of the Pennsylvania property is expected during 2022, but is dependent on certain conditions, including inspection.
(7)Related to the Story of PA acquisition. Refer to Note 4, “Acquisitions,” in the Financial Statements for additional information. We expect to fund up to an additional $10,000 over the next ten years under the research collaboration agreement. Since the timing of the payments may vary, this amount has been excluded from the table above.
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
Capital Expenditures
We anticipate capital expenditures, net of tenant improvement allowances, of approximately $33,000 during the remainder of 2022. Changes to this estimate could result from the timing of various project start dates, which are subject to local and regulatory approvals. Spending at our cultivation and processing facilities includes: construction; purchase of capital equipment such as extraction equipment, heating, ventilation, and air conditioning equipment, and other manufacturing equipment; general maintenance; and information technology capital expenditures. Dispensary-related capital expenditures includes construction costs for the initial build-out of each location, general maintenance costs, and upgrades to existing locations.
During the remainder of 2022, we expect to complete certain projects at our cultivation facilities in Athol, Massachusetts and Barry, Illinois and a second phase of expansion at our Franklin, New Jersey cultivation facility. We also anticipate the completion and opening of dispensaries in Fort Lee, New Jersey and New Bedford, Massachusetts. Total anticipated capital expenditures also includes estimated costs to build-out our Pennsylvania operations. Management expects to fund capital expenditures by utilizing cash flows from operations and reimbursements under tenant improvement allowances from sale leaseback transactions.
As of June 30, 2022, our construction in progress (“CIP”) balance was $19,867 and relates to capital spending on projects that were not yet complete. This balance includes: $4,942 related to the expansion of our New Jersey cultivation facility; $2,152 related to certain projects at our Illinois cultivation facility; $617 related to the kitchen and lab expansion at our Massachusetts cultivation facility, and $12,156 related to other projects, primarily the build-out of dispensaries that were not yet open as of June 30, 2022.
Other Matters
Equity Incentive Plans
As of June 30, 2022, a total of 9,994 restricted common shares had been issued under the equity incentive plan approved in 2020 (the “2020 Plan”), of which 775 were unvested as of June 30, 2022. Total unrecognized compensation cost related to the restricted common shares was $157 as of June 30, 2022, which is expected to be recognized over the weighted-average remaining vesting period of 0.4 years.
In July 2021, the Company adopted a new stock incentive plan (the “2021 Plan”), pursuant to which 17,000 shares of Class A common stock are reserved for issuance thereunder, subject to certain adjustments and other terms. Following the adoption of the 2021 Plan, no additional awards are expected to be issued under the 2020 Plan. The 2021 Plan authorized the issuance of options, stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”), and other stock-based awards (collectively the “2021 Plan Awards”). As of June 30, 2022, there were 6,920 shares of Class A common stock available for grant for future equity-based compensation awards under the 2021 Plan.
During the six months ended June 30, 2022, the Company granted a total of 3,259 RSUs under the 2021 Plan. As of June 30, 2022, a total of 9,689 RSUs have been granted under the 2021 Plan, of which 5,418 are unvested as of June 30, 2022. Total unrecognized compensation cost related to the RSUs was $45,094 as of June 30, 2022, which is expected to be recognized over the weighted-average remaining vesting period of 1.8 years. Additionally, during the six months ended June 30, 2022 the Company granted a total of 1,331 options under the

2021 Plan, of which 1,205 are outstanding as of June 30, 2022 and none of which are exercisable. The outstanding options have a remaining weighted-average contractual life of 4.7 years as of June 30, 2022, and total unrecognized stock-based compensation expense related to unvested options was $2,196, which is expected to be recognized over a weighted-average remaining vesting period of 2.2 years.
Total equity-based compensation expense was $5,915 and $1,711 during the three months ended June 30, 2022 and 2021, respectively, and $11,630 and $4,198 during the six months ended June 30, 2022 and 2021, respectively. Of the total equity-based compensation expense, $2,027 and $5,238 was capitalized to inventory during the three and six months ended June 30, 2022, respectively, and $2,890 and $4,814 remains capitalized as of June 30, 2022 and December 31, 2021, respectively. No equity-based compensation expense was capitalized during the three and six months ended June 30, 2021. During the three and six months ended June 30, 2022 we recognized $3,888 and $6,392, respectively, within “General and administrative expenses” and $3,167 and $7,162, respectively, within “Costs of goods sold” on the unaudited Condensed Consolidated Statements of Operations in the Financial Statements. During the three and six months ended June 30, 2021 we recognized $1,711 and $4,198, respectively, within “General and administrative expenses” and none within “Cost of goods sold” on the unaudited Condensed Consolidated Statements of Operations in the Financial Statements. Refer to Note 13, “Equity-Based Compensation Expense,” in the Financial Statements for additional information.
In July 2021, the Company adopted an employee stock purchase plan (the “2021 ESPP”), pursuant to which 4,000 shares of Class A common stock are reserved for issuance thereunder, subject to certain adjustments and other terms. As of June 30, 2022, no shares have been issued under the 2021 ESPP.
Sale Leaseback Transactions
On June 29, 2021, a wholly owned subsidiary of the Company entered into a definitive agreement for the sale of certain real estate and related assets of a commercial property located in New Bedford, Massachusetts to a third-party for a total purchase price is $350, subject to certain adjustments, which remains pending. The closing is subject to certain conditions, including entering into an operating lease with the third-party. The Company anticipates this transaction will be accounted for either a sale leaseback transaction or a finance liability, depending on the final lease terms.
In February 2022, the Company sold and subsequently leased back one of its capital assets in New Jersey for total proceeds of $35,400, excluding transaction costs. The transaction met the criteria for sale leaseback treatment. The lease was recorded as an operating lease and resulted in a lease liability of $33,707 and an ROU asset of $29,107, which was recorded net of a $4,600 tenant improvement allowance.
In June 2022, the Company sold and subsequently leased back two of its capital assets in Pennsylvania for total proceeds of $3,825, excluding transaction costs. Each transaction met the criteria for sale leaseback treatment. The leases were recorded as operating leases and resulted in a total lease liability and ROU asset of $2,102. Each of the lease agreements provide for a capital expenditure allowance of up to $3,000. The rent payments due under each lease will increase by a percentage of the capital expenditure allowance as funding occurs, and, therefore, each lease will be reassessed and remeasured as a modification upon such funding. As of June 30, 2022, no amounts were funded under the capital expenditure allowance for either lease.
Related Party Transaction
In May 2022 the Company issued a secured promissory note to a retail dispensary license holder in Massachusetts providing up to $3,500 of funding (the “Massachusetts Note”), of which none is outstanding as of June 30, 2022. The Massachusetts Note accrues interest at a fixed annual rate of 11.5%. Following the opening of the borrower’s retail dispensary, the principal amount is due monthly through the maturity date of May 25, 2026. The borrower may prepay the outstanding principal amount, plus accrued interest thereon. Borrowings under the Massachusetts Note are secured by the assets of the borrower. The borrower is partially owned by an entity that is managed, in part, by one of the founders of the Company.

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
The Company, Mr. Kurtin, and the Claimants entered into a settlement agreement, dated April 29, 2022, whereby the Company agreed to pay the Claimants a total of $5,000. This amount is reflected in the Financial Statements within “Settlement expense” on the unaudited Condensed Consolidated Statements of Operations for the six months ended June 30, 2022 and was paid in May 2022.
MedMen NY Litigation
On February 25, 2021, the Company entered into a definitive investment agreement (the “Investment Agreement”) with subsidiaries of MedMen Enterprises Inc. (“MedMen”), under which we would have, subject to regulatory approval, completed an investment (the “Investment”) of approximately $73,000 in MedMenNY, Inc. (“MMNY”), a licensed medical cannabis operator in the State of New York. Following the completion of the transactions contemplated by the Investment Agreement, we were expected to hold all the outstanding equity of MMNY. Specifically, the Investment Agreement provided that at closing, the Company was going to pay to MedMen’s senior lenders $35,000, less certain transaction costs and a prepaid deposit of $4,000, and AWH New York, LLC was going to issue a senior secured promissory note in favor of MMNY’s senior secured lender in the principal amount of $28,000, guaranteed by AWH, which cash investment and note would be used to reduce the amounts owed to MMNY’s senior secured lender. Following its investment, AWH would hold a controlling interest in MMNY equal to approximately 86.7% of the equity in MMNY, and be provided with an option to acquire MedMen’s remaining interest in MMNY in the future for a nominal additional payment, which option the Company intended to exercise. The Investment Agreement also required AWH to make an additional investment of $10,000 in MMNY, which investment would also be used to repay MMNY’s senior secured lender, if adult-use cannabis sales commenced in MMNY’s dispensaries.
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
Following receipt of such notice, on January 13, 2022, the Company filed a complaint against MedMen and others in the Commercial Division of the Supreme Court of the State of New York, requesting specific performance that the transactions contemplated by the Investment Agreement must move forward, and such other relief as the court may deem appropriate. On January 24, 2022, MedMen filed an answer and counterclaims against the Company (the “Counterclaims”). On February 14, 2022, the Company filed an amended complaint, not only seeking specific performance but also damages related to MedMen’s breaches of the Investment Agreement. On that same day, the Company also filed a motion to dismiss the Counterclaims. On March 7, 2022, MedMen filed an amended answer and counterclaims against the Company. On March 28, 2022, the Company moved to dismiss MedMen’s amended counterclaims. That motion remains pending because the litigation is currently stayed.
On May 10, 2022, the Company and MedMen signed a term sheet, pursuant to which parties agreed to use best efforts to enter into a settlement agreement and enter into new or amended transactional documents. Specifically, if consummated, the agreements contemplated by the term sheet would entail, among other things, the Company paying MedMen $15,000 in additional transaction consideration, and MedMen withdrawing its counterclaims against the Company. Per the amended transaction terms set out in the term sheet, upon closing, the Company would receive a 99.99% controlling interest of MMNY and the Company would pay MedMen $74,000, which reflects the original transaction consideration plus an additional $11,000 per the parties’ term sheet. The Company already paid $4,000 as a deposit.
The amended transaction terms set out in the term sheet also require MedMen to provide a representation and warranty that the status of the MMNY assets has not materially changed since December 31, 2021 and an acknowledgement that the representations and warranties from the Investment Agreement will survive for three months after the closing of the contemplated transactions. The Company has determined that MedMen cannot make or provide the representations and warranties it is required to as part of the contemplated transactions. Therefore, the Company no longer intends to consummate the contemplated transactions.
Subsequent Transactions
Acquisitions
On August 12, 2022, the Company entered into a definitive agreement (the “Ohio Agreement”) that provides the Company the option to acquire 100% of the equity of Ohio Patient Access LLC (“OPA”), the holder of a license that grants it the right to operate three medical dispensaries in Ohio, which operations have not yet commenced. Under the Ohio Agreement, the Company will also acquire the real property of the three dispensary locations. Total cash consideration is $22,300, plus an earn-out provision of up to $7,300 that is dependent upon the commencement of adult-use cannabis sales in Ohio. The sellers may elect to receive the earn-out payment as either cash or shares of the Company’s Class A common stock, or a combination thereof. If the sellers elect to receive any or all of the payment in shares, the number of shares issued will be equal to the earn-out payment amount, or portion thereof, divided by the thirty-day volume weighted average price of the Class A shares immediately preceding the date the earn-out provision is achieved. If the sellers elect to receive Class A shares for the earn-out, those shares would be issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. The Ohio Agreement is subject to regulatory review and approval. In conjunction with the Ohio Agreement, the parties also entered into a support services agreement under which the Company will provide management and advisory services to OPA for a set monthly fee. The parties also entered into a working capital loan agreement under which the Company may, at its full discretion, loan OPA up to $10,000 for general working capital needs.
Additionally, the Company entered into definitive agreements to acquire two additional licenses in Illinois; one on August 11, 2022 for a total of $5,500 of cash consideration, excluding transaction costs, and one on August 12, 2022 for a total of $5,600 of cash consideration, excluding transaction costs. Neither of these licenses were associated with active operations at signing and the transfer of each license is subject to regulatory review and approval.

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
As reflected in the Financial Statements, the Company had an accumulated deficit as of June 30, 2022 and December 31, 2021, as well as a net loss for the three and six months ended June 30, 2022 and 2021, and negative cash flows from operating activities during the six months ended June 30, 2022 and 2021, which are indicators that raise substantial doubt of our ability to continue as a going concern. Management believes that substantial doubt of our ability to continue as a going concern for at least one year from the issuance of our Financial Statements has been alleviated due to: (i) cash on hand and (ii) continued growth of sales from our consolidated operations. Management plans to continue to access capital markets for additional funding through debt and/or equity financings to supplement future cash needs, as may be required. However, management cannot provide any assurances that we will be successful in accomplishing our business plans. If we are unable to raise additional capital on favorable terms, if at all, whenever necessary, we may be forced to decelerate or curtail certain of our operations until such time as additional capital becomes available.

ITEM 4. CONTROLS AND PROCEDURES.
a.Disclosure Controls and Procedures.
As of the end of the period covered by this report, our Principal Executive Officer and Principal Financial Officer evaluated our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission and (2) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
There have been no sales of unregistered securities during the quarter ended June 30, 2022, and from the period from July 1, 2022 to the filing date of this report, which have not been previously disclosed in a prior Current Report on Form 8-K.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
On August 12, 2022, the Company entered into a definitive agreement that provides the Company the option to acquire 100% of the equity of Ohio Patient Access LLC. This agreement contains an earn-out provision that the sellers may elect to receive as either cash or shares of the Company’s Class A common stock, or a combination thereof. See Note 18, “Subsequent Events,” to the Financial Statements in this Form 10-Q.

ITEM 6. EXHIBITS.
(a) EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Certificate of Incorporation	S-1	333-254800	3.4	April 23, 2021
3.2	Bylaws	S-1	333-254800	3.5	April 23, 2021
4.1†	Ascend Wellness Holdings, Inc. 2021 Stock Incentive Plan	S-8	333-257780	4.2	July 9, 2021
4.2†	Ascend Wellness Holdings, Inc. 2021 Employee Stock Purchase Plan	S-8	333-257780	4.3	July 9, 2021
4.3	Specimen Stock Certificate evidencing the shares of common stock	S-1	333-254800	4.1	April 15, 2021
4.4	Form of Registration Rights Agreement	S-1	333-254800	4.2	April 23, 2021
4.5*	Form of Warrant Agreement between Ascend Wellness Holdings, Inc. and each of the several lenders, dated June 30, 2022
10.1+#	Agreement and Plan of Merger among Ascend Wellness Holdings, Inc., AWH Pennsylvania, LLC, Ascend PA Merger Sub, LLC, Story of PA CR, LLC, the Members named therein and KGF PACR HoldCo, LLC, dated April 19, 2022	8-K	333-254800	10.1	April 25, 2022
31.1*	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32‡	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Label Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Ascend Wellness Holdings, Inc.
August 15, 2022	/s/ Daniel Neville
Daniel Neville Chief Financial Officer (Principal Financial Officer)

August 15, 2022	/s/ Roman Nemchenko
Roman Nemchenko Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)