Form 10-Q
period 2022-09-30
Ascend Wellness Holdings, Inc.
filed 2022-11-14
CIK 1756390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 9, 2022, there were 188,523,230 shares of the registrant’s Class A common stock, par value $0.001, and 65,000 shares of the registrant’s Class B common stock, par value $0.001, outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.
ASCEND WELLNESS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except per share amounts)	September 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$91,393	$155,481
Accounts receivable, net	13,376	7,612
Inventory	92,064	65,588
Notes receivable	5,542	4,500
Other current assets	16,717	24,831
Total current assets	219,092	258,012
Property and equipment, net	268,456	239,656
Operating lease right-of-use assets	109,085	103,958
Intangible assets, net	186,426	59,271
Goodwill	43,566	42,967
Deferred tax assets, net	1,754	—
Other noncurrent assets	18,835	19,572
TOTAL ASSETS	$847,214	$723,436

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$56,952	$45,454
Current portion of debt, net	19,467	27,940
Operating lease liabilities, current	2,431	2,665
Income taxes payable	54,143	36,184
Other current liabilities	4,503	5,152
Total current liabilities	137,496	117,395
Long-term debt, net	290,969	230,846
Operating lease liabilities, noncurrent	229,838	197,295
Deferred tax liabilities, net	—	1,423
Other non-current liabilities	14,842	—
Total liabilities	673,145	546,959
Commitments and contingencies (Note 15)
Stockholders' Equity
Preferred stock, $0.001 par value per share; 10,000 shares authorized, none issued and outstanding as of September 30, 2022 and December 31, 2021 (Note 12)	—	—
Class A common stock, $0.001 par value per share; 750,000 shares authorized; 187,904 and 171,521 shares issued and outstanding at September 30, 2022 and December 31, 2021 (Note 12)	188	171
Class B common stock, $0.001 par value per share, 100 shares authorized; 65 issued and outstanding at September 30, 2022 and December 31, 2021 (Note 12)	—	—
Additional paid-in capital	425,979	362,555
Accumulated deficit	(252,098)	(186,249)
Total stockholders' equity	174,069	176,477
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$847,214	$723,436
The accompanying notes are an integral part of the condensed consolidated financial statements.

ASCEND WELLNESS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2022	2021	2022	2021
Revenue, net	$111,238	$94,382	$293,827	$243,886
Cost of goods sold	(74,602)	(53,428)	(200,776)	(138,749)
Gross profit	36,636	40,954	93,051	105,137
Operating expenses
General and administrative expenses	34,159	29,341	100,959	85,099
Settlement expense	—	—	5,000	36,511
Total operating expenses	34,159	29,341	105,959	121,610
Operating profit (loss)	2,477	11,613	(12,908)	(16,473)

Other (expense) income
Interest expense	(8,434)	(12,376)	(23,711)	(56,601)
Other, net	273	44	527	206
Total other expense	(8,161)	(12,332)	(23,184)	(56,395)
Loss before income taxes	(5,684)	(719)	(36,092)	(72,868)
Income tax expense	(11,178)	(12,307)	(29,757)	(33,278)
Net loss	$(16,862)	$(13,026)	$(65,849)	$(106,146)

Net loss per share attributable to Class A and Class B common stockholders — basic and diluted (Note 12)	$(0.09)	$(0.08)	$(0.36)	$(0.75)
Weighted-average common shares outstanding — basic and diluted	187,697	169,879	181,833	142,221

The accompanying notes are an integral part of the condensed consolidated financial statements.

ASCEND WELLNESS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Nine Months Ended September 30, 2022
	Class A and Class B Common Stock
(in thousands)	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
December 31, 2021	171,586	$171	$362,555	$(186,249)	$176,477
Vesting of equity-based payment awards	4,131	4	(4)	—	—
Equity-based compensation expense	—	—	14,306	—	14,306
Taxes withheld under equity-based compensation plans, net	(1,260)	(1)	(4,941)	—	(4,942)
Net loss	—	—	—	(27,815)	(27,815)
March 31, 2022	174,457	$174	$371,916	$(214,064)	$158,026
Shares issued in acquisitions or asset purchases	12,900	13	42,944	—	42,957
Vesting of equity-based payment awards	138	—	—	—	—
Equity-based compensation expense	—	—	4,170	—	4,170
Issuance of warrants	—	—	2,639	—	2,639
Net loss	—	—	—	(21,172)	(21,172)
June 30, 2022	187,495	$187	$421,669	$(235,236)	$186,620
Vesting of equity-based payment awards	570	1	(1)	—	—
Equity-based compensation expense	—	—	4,545	—	4,545
Taxes withheld under equity-based compensation plans, net	(96)	—	(234)	—	(234)
Net loss	—	—	—	(16,862)	(16,862)
September 30, 2022	187,969	$188	$425,979	$(252,098)	$174,069

The accompanying notes are an integral part of the condensed consolidated financial statements.

ASCEND WELLNESS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

		Nine Months Ended September 30, 2021
		Class A and Class B Common Stock
(in thousands)	Historical LLC Units	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
December 31, 2020	106,082	—	$—	$67,378	$(63,592)	$3,786
Vesting of restricted common units	1,033	—	—	—	—	—
Equity-based compensation expense	50	—	—	2,487	—	2,487
Reserve for equity issued in litigation settlement	—	—	—	27,431	—	27,431
Net loss	—	—	—	—	(48,223)	(48,223)
March 31, 2021	107,165	—	$—	$97,296	$(111,815)	$(14,519)
Release of reserve for equity issued in litigation settlement	—	—	—	(27,431)	—	(27,431)
Equity issued in litigation settlement	5,025	—	—	27,431	—	27,431
Conversion of historical common units	(55,330)	55,330	55	(55)	—	—
Conversion of historical preferred units	(58,036)	58,036	58	(58)	—	—
Issuance of common stock in public offerings, net of $5,935 of underwriting commissions and discounts and offering expenses	—	11,500	12	86,053	—	86,065
Conversion of convertible notes upon initial public offering	—	37,388	37	137,718	—	137,755
Beneficial conversion feature associated with conversion of preferred units upon initial public offering	—	3,420	3	27,358	—	27,361
Vesting of equity-based payment awards	1,176	3,155	3	(3)	—	—
Equity-based compensation expense	—	—	—	1,711	—	1,711
Repurchase of warrants	—	—	—	(4,156)	—	(4,156)
Net loss	—	—	—	—	(44,897)	(44,897)
June 30, 2021	—	168,829	$168	$345,864	$(156,712)	$189,320
Issuance of common stock	—	1,986	2	3,748	—	3,750
Vesting of equity-based payment awards	—	195	—	—	—	—
Equity-based compensation expense	—	—	—	3,993	—	3,993
Net loss	—	—	—	—	(13,026)	(13,026)
September 30, 2021	—	171,010	$170	$353,605	$(169,738)	$184,037
The accompanying notes are an integral part of the condensed consolidated financial statements.

ASCEND WELLNESS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
(in thousands)	2022	2021
Cash flows from operating activities
Net loss	$(65,849)	$(106,146)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	25,824	16,692
Amortization of operating lease assets	1,014	1,034
Non-cash interest expense	4,466	41,506
Equity-based compensation expense	17,662	8,191
Equity issued in litigation settlement	—	27,431
Deferred income taxes	(3,725)	(1,889)
Loss on sale of assets	450	649
Other	8,069	3,799
Changes in operating assets and liabilities, net of effects of acquisitions
Accounts receivable	(5,763)	(2,309)
Inventory	(34,754)	(31,703)
Other current assets	4,734	(6,099)
Other noncurrent assets	235	(7,026)
Accounts payable and accrued liabilities	8,564	8,505
Other current liabilities	(650)	612
Lease liabilities	(521)	676
Income taxes payable	17,959	23,783
Net cash used in operating activities	(22,285)	(22,294)
Cash flows from investing activities
Additions to capital assets	(62,959)	(70,918)
Investments in notes receivable	(2,391)	(2,185)
Collection of notes receivable	245	245
Proceeds from sale of assets	39,225	930
Acquisition of businesses, net of cash acquired	(24,890)	(13,630)
Purchase of intangible assets	(43,781)	—
Net cash used in investing activities	(94,551)	(85,558)
Cash flows from financing activities
Proceeds from issuance of common stock in public offerings, net of underwriting discounts and commissions and offering expenses	—	86,065
Proceeds from issuance of debt	65,000	259,500
Repayments of debt	(2,289)	(78,413)
Repayments under finance leases	(23)	—
Debt issuance costs	(4,998)	(8,731)
Taxes withheld under equity-based compensation plans, net	(4,942)	—
Repurchase of warrants	—	(4,156)
Net cash provided by financing activities	52,748	254,265
Net (decrease) increase in cash, cash equivalents, and restricted cash	(64,088)	146,413
Cash, cash equivalents, and restricted cash at beginning of period	155,481	58,097
Cash, cash equivalents, and restricted cash at end of period	$91,393	$204,510

The accompanying notes are an integral part of the condensed consolidated financial statements.

ASCEND WELLNESS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED, UNAUDITED)

	Nine Months Ended September 30,
(in thousands)	2022	2021
Supplemental Cash Flow Information
Interest paid	$17,100	$14,618
Income taxes paid	15,505	11,400

Non-cash investing and financing activities
Capital expenditures incurred but not yet paid	7,324	7,656
Issuance of shares for intangible assets	42,957	—
Warrants issued with notes payable	2,639	—
Taxes withheld under equity-based compensation plans, net	234	—
Conversion of convertible notes and accrued interest upon initial public offering	—	137,755
Conversion of preferred units into Class A common stock upon initial public offering	—	70,660
Beneficial conversion feature associated with conversion of preferred units upon initial public offering	—	27,361
Shares issued for share-settled debt	—	3,750
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
2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with (i) United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information, and (ii) the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of our management, our unaudited condensed consolidated financial statements and accompanying notes (the “Financial Statements”) include all normal recurring adjustments that are necessary for the fair statement of the interim periods presented. Interim results of operations are not necessarily indicative of results for the full year, or any other period. The Financial Statements should be read in conjunction with our audited consolidated financial statements (and notes thereto) in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “Annual Report”), as filed with the United States Securities and Exchange Commission (“SEC”) and with the relevant Canadian securities regulatory authorities under its profile on the System for Electronic Document Analysis and Retrieval (“SEDAR”). Except as noted below, there have been no material changes to the Company’s significant accounting policies and estimates during the nine months ended September 30, 2022.
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
Liquidity
As reflected in the Financial Statements, the Company had an accumulated deficit as of September 30, 2022 and December 31, 2021, as well as a net loss for the three and nine months ended September 30, 2022 and 2021, and negative cash flows from operating activities during the nine months ended September 30, 2022 and 2021, which are indicators that raise substantial doubt of our ability to continue as a going concern. Management believes that substantial doubt of our ability to continue as a going concern for at least one year from the issuance of these Financial Statements has been alleviated due to: (i) cash on hand and (ii) continued growth of sales from our consolidated operations. Management plans to continue to access capital markets for additional funding through debt and/or equity financings to supplement future cash needs, as may be required. However, management cannot provide any assurances that the Company will be successful in accomplishing its business plans. If the Company is unable to raise additional capital whenever necessary, it may be forced to decelerate or curtail certain of its operations until such time as additional capital becomes available.
Cash and Cash Equivalents and Restricted Cash
As of September 30, 2022 and December 31, 2021, we did not hold significant restricted cash or cash equivalents.
Fair Value of Financial Instruments
During the nine months ended September 30, 2022 and 2021, we had no transfers of assets or liabilities between any of the hierarchy levels.
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
Basic and Diluted Loss per Share
The Company computes earnings (loss) per share (“EPS”) using the two-class method required for multiple classes of common stock. The rights, including the liquidation and dividend rights, of the Class A common stock and Class B common stock are substantially identical, except for voting and conversion rights. As the liquidation and dividend rights are identical, undistributed earnings are allocated on a proportionate basis to each class of common stock and the resulting basic and diluted net loss per share attributable to common stockholders are, therefore, the same for both Class A and Class B common stock on both an individual and combined basis. EPS and weighted-average shares outstanding for the three and nine months ended September 30, 2022 and 2021 have been

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

computed on the basis of treating the historical common unit equivalents previously outstanding as shares of Class A common stock, as such historical units converted into shares of Class A common stock in the Conversion.
Basic EPS is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted EPS reflects potential dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period increased by the number of additional common shares that would have been outstanding if all potential common shares had been issued and were dilutive. However, potentially dilutive securities are excluded from the computation of diluted EPS to the extent that their effect is anti-dilutive. Potential dilutive securities in the current and prior year include incremental shares of common stock issuable upon the exercise of warrants, unvested restricted stock awards, and unvested restricted stock units, in addition to stock options that are outstanding in the current year. At September 30, 2022 and 2021, 15,069 and 10,827 shares of common stock equivalents, respectively, were excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Retail revenue	$82,793	$63,517	$221,639	$167,076
Wholesale revenue	51,466	41,526	131,513	111,341
	134,259	105,043	353,152	278,417
Elimination of inter-company revenue	(23,021)	(10,661)	(59,325)	(34,531)
Total revenue, net	$111,238	$94,382	$293,827	$243,886
The liability related to the loyalty program we offer dispensary customers at certain locations was $658 and $518 at September 30, 2022 and December 31, 2021, respectively, and is included within “Other current liabilities” on the accompanying unaudited Condensed Consolidated Balance Sheets. The Company recorded $447 and $374 in allowance for doubtful accounts as of September 30, 2022 and December 31, 2021, respectively. Write-offs were not significant during the three and nine months ended September 30, 2022 and 2021.
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
During the nine months ended September 30, 2022, we recorded a measurement period purchase accounting adjustment of $51 related to the OCC acquisition for the final working capital adjustment, with a related

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

impact to goodwill. Additionally, during the three and nine months ended September 30, 2022, we recorded a measurement period adjustment to goodwill of $548 related to the BCCO acquisition for a pre-acquisition deferred tax liability due to finalization of certain income-tax related items. No significant adjustments were recorded in finalizing the purchase price allocation for Hemma during the nine months ended September 30, 2022.
Financial and Pro Forma Information
The following table summarizes the revenue and net (loss) income related to Hemma, BCCO, and OCC that is included in our consolidated results for the three and nine months ended September 30, 2022.

	Three Months Ended September 30, 2022
(in thousands)	Hemma	BCCO	OCC
Revenue, net	$130	$1,852	$1,349
Net (loss) income	(379)	478	153

	Nine Months Ended September 30, 2022
(in thousands)	Hemma	BCCO	OCC
Revenue, net	$577	$5,513	$4,072
Net (loss) income	(1,619)	1,256	511
Our results of operations for the three and nine months ended September 30, 2021 include $126 of revenue for each period and $204 and $305, respectively, of net loss related to Hemma.
Pro forma financial information is not presented for Hemma, BCCO, or OCC as such results are immaterial, individually and in aggregate, to both the current and prior periods.
Asset Acquisitions
The Company determined the acquisitions below did not meet the definition of a business and are therefore accounted for as asset acquisitions. When the Company acquires assets and liabilities that do not constitute a business or variable interest entity (“VIE”) of which the Company is the primary beneficiary, the cost of each acquisition, including certain transaction costs, is allocated to the assets acquired and liabilities assumed on a relative fair value basis. Contingent consideration associated with the acquisition is generally recognized only when the contingency is resolved.
When the Company acquires assets and liabilities that do not constitute a business but meet the definition of a VIE of which the Company is the primary beneficiary, the purchase is accounted for using the acquisition method described above for business combinations, except that no goodwill is recognized. To the extent there is a difference between the purchase consideration, including the estimated fair value of contingent consideration, plus the estimated fair value of any non-controlling interest and the VIE’s identifiable assets and liabilities recorded and measured at fair value, the difference is recognized as a gain or loss. A non-controlling interest represents the non-affiliated equity interest in the underlying entity. Transaction costs are expensed.
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
(2)Of the total funding commitment, $15,000 was paid in April 2022 and $15,000 is due in April 2023 and is included within “Accounts payable and other accrued liabilities” on the unaudited Condensed Consolidated Balance Sheet at September 30, 2022. An additional $10,000 is due annually from the third anniversary of the transaction through the tenth anniversary based on a percentage of revenue (after operations commence) and is included within “Other non-current liabilities” on the unaudited Condensed Consolidated Balance Sheet at September 30, 2022.
(3)Liabilities related to two consulting agreements assumed in the transaction. A total of $2,772 related to one agreement was paid during the second quarter of 2022. A total of $944 due under the second agreement was paid during the nine months ended September 30, 2022 and a total of $1,414 is due, in quarterly payments, through June 2023 and is included within “Accounts payable and other accrued liabilities” on the unaudited Condensed Consolidated Balance Sheet at September 30, 2022.
(4)Refer to Note 6, “Notes Receivable,” for additional information on the bridge loan agreement.
Ohio Patient Access
On August 12, 2022, the Company entered into a definitive agreement (the “Ohio Agreement”) that provides the Company the option to acquire 100% of the equity of Ohio Patient Access LLC (“OPA”), the holder of a license that grants it the right to operate three medical dispensaries in Ohio, which operations have not yet commenced. The Ohio Agreement is subject to regulatory review and approval. Once the regulatory approval is received, the Company may exercise the option, and the exercise is solely within the Company’s control. The Company may exercise the option until the fifth anniversary of the agreement date or can elect to extend the exercise period for an additional year. Under the Ohio Agreement, the Company will also acquire the real property of the three dispensary locations. In conjunction with the Ohio Agreement, the parties also entered into a support services agreement under which the Company will provide management and advisory services to OPA for a set monthly fee. The parties also entered into a working capital loan agreement under which the Company may, at its full discretion, loan OPA up to $10,000 for general working capital needs.
The purchase price per the Ohio Agreement consists of total cash consideration of $22,300. The Ohio Agreement also includes an earn-out provision of $7,300 that is dependent upon the commencement of adult-use cannabis sales in Ohio. The sellers may elect to receive the earn-out payment as either cash or shares of the Company’s Class A common stock, or a combination thereof. If the sellers elect to receive any or all of the payment in shares, the number of shares issued will be equal to the earn-out payment amount, or portion thereof, divided by the thirty-day volume weighted average price of the Class A shares immediately preceding the date the earn-out provision is achieved. If the sellers elect to receive Class A shares for the earn-out, those shares would be issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

The Company determined OPA is a VIE and the Company became the primary beneficiary as of the signing date; therefore, OPA is consolidated as a VIE. To account for the initial consolidation of OPA, management applied the acquisition method discussed above. The total estimated fair value of the transaction consideration was determined to be $24,132 and consists of the fair value of the cash consideration of $19,290 plus the estimated fair value of the contingent consideration of $4,842. Of the total cash consideration, $11,300 was funded at signing pursuant to note agreements. The $11,000 payment that is due at final closing was recorded net of a discount of $3,010 based on the estimated payment date utilizing the Company’s incremental borrowing rate. This discounted payment is included within “Long-term debt, net” on the accompanying unaudited Condensed Consolidated Balance Sheet at September 30, 2022; refer to Note 11, “Debt,” for additional information. The estimated fair value of the contingent consideration was determined utilizing an income approach based on a probability-weighted estimate of the future payment and is included within “Other non-current liabilities” on the accompanying unaudited Condensed Consolidated Balance Sheet at September 30, 2022. The Company determined the fair value of any noncontrolling interest is de minimis.
The license intangible asset acquired was determined to have an estimated fair value of $21,684 and the three properties had an estimated fair value of $2,448, which was determined using a market approach based on the total transaction consideration. The license acquired will be amortized in accordance with the Company’s policy once operations commence. Direct transaction expenses of $224 are included in “General and administrative expenses” on the accompanying unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022. Refer to Note 8, “Variable Interest Entities,” for additional information regarding the Company’s VIEs.
Illinois Licenses
In August 2022, the Company entered into definitive agreements to acquire two additional licenses in Illinois. Neither of these licenses were associated with active operations at signing and the transfer of each license is subject to regulatory review and approval.
One transaction was entered on August 11, 2022 for total cash consideration of $5,500. The Company accounted for this transaction as an asset acquisition and allocated the cash consideration as the cost of the license acquired. Of the total cash consideration, $3,000 was paid at signing and $2,500 is due at final closing and is included as a sellers’ note within “Current portion of debt, net” on the accompanying unaudited Condensed Consolidated Balance Sheet at September 30, 2022; refer to Note 11, “Debt,” for additional information. Direct transaction expenses were immaterial.
The second transaction was entered on August 12, 2022 for total cash consideration of $5,600. The Company accounted for this transaction as an asset acquisition and allocated the cash consideration as the cost of the license acquired. The consideration will be paid at final closing and is included as a sellers’ note within “Current portion of debt, net” on the accompanying unaudited Condensed Consolidated Balance Sheet at September 30, 2022. Direct transaction expenses were immaterial.
The licenses acquired will be amortized in accordance with the Company’s policy once the related operations commence.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

5. INVENTORY
The components of inventory are as follows:

(in thousands)	September 30, 2022	December 31, 2021
Materials and supplies	$17,968	$8,899
Work in process	41,984	28,235
Finished goods	32,112	28,454
Total	$92,064	$65,588
Total compensation expense capitalized to inventory was $14,406 and $10,860 during the three months ended September 30, 2022 and 2021, respectively, and $39,961 and $25,381 during the nine months ended September 30, 2022 and 2021, respectively. At September 30, 2022 and December 31, 2021, $11,483 and $8,571, respectively, of compensation expense remained capitalized as part of inventory.
6. NOTES RECEIVABLE

(in thousands)	September 30, 2022	December 31, 2021
MMNY - working capital loan(1)	$2,422	$2,422
Marichron - note receivable(2)	1,500	1,500
Marichron - working capital loan(2)	969	78
Other(3)	651	500
Total	$5,542	$4,500
(1)On February 25, 2021, the Company entered into a working capital advance agreement with MedMen NY, Inc. (“MMNY”), an unrelated third party, in conjunction with an Investment Agreement (as defined in Note 15, “Commitments and Contingencies”). The working capital advance agreement allows for initial maximum borrowings of up to $10,000, which may be increased to $17,500, and was issued to provide MMNY with additional funding for operations in conjunction with the Investment Agreement. Borrowings do not bear interest, but may be subject to a financing fee. The outstanding balance is due and payable at the earlier of the initial closing of the Investment Agreement or, if the Investment Agreement is terminated for certain specified reasons, three business days following such termination. The Company is pursuing collection of the amounts due under this working capital advance agreement through its legal proceedings against MMNY. Refer to Note 15, “Commitments and Contingencies,” for additional information.
(2)In April 2019, the Company issued a $1,500 promissory note to Marichron Pharma LLC (“Marichron”), an unrelated third party, with a stated interest rate of 12% per year. The Company also entered into a working capital line of credit with Marichron, allowing for maximum borrowings of $1,000. The promissory note and working capital line of credit were issued in conjunction with a unit purchase option agreement that the parties entered into during 2019 and were issued to provide Marichron with additional funding for operations while awaiting state approval of the transaction. The Company submitted a license transfer application to the state in June 2022, which was approved in September 2022. Following the approval, the Company exercised its option under the unit purchase agreement and acquired Marichron effective October 14, 2022, as further described in Note 18, “Subsequent Events” and the total amounts outstanding were settled at closing.
(3)In November 2021, the Company issued a bridge loan to Story of PA that provided for maximum borrowings of up to $16,000 with an interest rate of 9% per annum, which had an outstanding balance of $500 at December 31, 2021. Repayment was due at maturity in November 2023 or upon an event of default (as defined in the bridge loan agreement). In April 2022, the Company acquired the outstanding equity interests of Story of PA (refer to Note 4, “Acquisitions”) and settled the balance of $1,349 due under the bridge loan as additional consideration at closing.
In May 2022 the Company issued a secured promissory note to a retail dispensary license holder in Massachusetts providing up to $3,500 of funding (the “Massachusetts Note”), of which $651 is outstanding as of September 30, 2022. The Massachusetts Note accrues interest at a fixed annual rate of 11.5%. Following the opening of the borrower’s retail dispensary, the principal amount is due monthly through the maturity date of May 25, 2026. The borrower may prepay the outstanding principal amount, plus accrued interest thereon. Borrowings under the Massachusetts Note are secured by the assets of the borrower. The borrower is partially owned by an entity that is managed, in part, by one of the founders of the Company.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

Additionally, a total of $4,220 is outstanding at September 30, 2022 related to a promissory note issued to the owner of a property the Company is leasing, of which $161 and $4,059 is included in “Other current assets” and “Other noncurrent assets,” respectively, on the unaudited Condensed Consolidated Balance Sheet. At December 31, 2021, $4,337 was outstanding, of which $156 and $4,181 is included in “Other current assets” and “Other noncurrent assets,” respectively, on the unaudited Condensed Consolidated Balance Sheet.
The Company has not identified any collectability concerns as of September 30, 2022 for the amounts due under notes receivable. No impairment losses on notes receivable were recognized during the nine months ended September 30, 2022 or 2021.
7. PROPERTY AND EQUIPMENT
Property and equipment consists of the following:

(in thousands)	September 30, 2022	December 31, 2021
Leasehold improvements	$150,861	$103,976
Furniture, fixtures, and equipment	57,940	49,058
Buildings	56,888	45,663
Construction in progress	35,260	60,986
Land	6,505	1,302
Property and equipment, gross	307,454	260,985
Less: accumulated depreciation	38,998	21,329
Property and equipment, net	$268,456	$239,656
Total depreciation expense was $6,405 and $4,100 during the three months ended September 30, 2022 and 2021, respectively, and $18,079 and $10,560 during the nine months ended September 30, 2022 and 2021, respectively. Total depreciation expense capitalized to inventory was $4,657 and $2,851 during the three months ended September 30, 2022 and 2021, respectively, and $13,629 and $7,185 during the nine months ended September 30, 2022 and 2021, respectively. At September 30, 2022 and December 31, 2021, $4,367 and $2,070, respectively, of depreciation expense remained capitalized as part of inventory.
In June 2022, the Company entered into a master lease agreement under which we may lease equipment pursuant to individual lease agreements, up to $15,000 in aggregate. The table above includes equipment rented under these finance leases with a gross value of $982 and accumulated amortization of $26 as of September 30, 2022. Refer to Note 10, “Leases,” for additional information regarding our lease arrangements.
During the nine months ended September 30, 2022, we recognized a loss of $874 related to the sale of three properties, net of a $72 gain on sale recognized during the nine months ended September 30, 2022, which is included within “General and administrative expenses” on the unaudited Condensed Consolidated Statement of Operations, and wrote-off a total of $410 of accumulated depreciation.

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
The following tables present the summarized financial information about the Company’s consolidated VIEs that are included in the unaudited Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021 and in the unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021, as applicable. These entities were determined to be VIEs since the Company possesses the power to direct the significant activities of the VIEs and has the obligation to absorb losses or the right to receive benefits from the VIEs.

	September 30, 2022		December 31, 2021
(in thousands)	Ascend Illinois	Ohio Patient Access	Ascend Illinois
Current assets	$74,682	$—	$111,118
Other noncurrent assets	181,800	24,240	171,566
Current liabilities	82,809	108	71,264
Noncurrent liabilities	113,259	—	126,397
Equity	63,519	—	41,873

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021
(in thousands)	Ascend Illinois	Ohio Patient Access	Ascend Illinois
Revenue, net	$68,346	$—	$75,470
Net income	8,834	—	9,167

	Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
(in thousands)	Ascend Illinois	Ohio Patient Access	Ascend Illinois
Revenue, net	$197,152	$—	$198,291
Net income	22,034	—	25,590

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

9. INTANGIBLE ASSETS AND GOODWILL
Intangible Assets

(in thousands)	September 30, 2022	December 31, 2021
Finite-lived intangible assets
Licenses and permits	$188,268	$55,281
In-place leases	19,963	19,963
Trade names	380	380
	208,611	75,624
Accumulated amortization:
Licenses and permits	(9,600)	(5,415)
In-place leases	(12,205)	(10,558)
Trade names	(380)	(380)
	(22,185)	(16,353)

Total intangible assets, net	$186,426	$59,271
Amortization expense was $1,931 and $1,678 during the three months ended September 30, 2022 and 2021, respectively, and $5,832 and $5,050 during the nine months ended September 30, 2022 and 2021, respectively. Total amortization expense capitalized to inventory was $407 during the each of the three months ended September 30, 2022 and 2021 and $1,221 and $1,016 during the nine months ended September 30, 2022 and 2021, respectively. At September 30, 2022 and December 31, 2021, $778 and $502, respectively, of amortization expense remained capitalized as part of inventory.
No impairment indicators were noted during the nine months ended September 30, 2022 or 2021 and, as such, we did not record any impairment charges during either period.
Goodwill

(in thousands)
Balance, December 31, 2021	$42,967
Adjustments to purchase price allocation(1)	599
Balance, September 30, 2022	$43,566
(1)During the nine months ended September 30, 2022, we recorded measurement period purchase accounting adjustments related to certain of our 2021 acquisitions. See Note 4, “Acquisitions,” for additional information.

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
The components of lease assets and lease liabilities and their classification on our unaudited Condensed Consolidated Balance Sheets were as follows:

(in thousands)	Classification	September 30, 2022	December 31, 2021
Lease assets
Operating leases	Operating lease right-of-use assets	$109,085	$103,958
Finance leases	Property and equipment, net	956	—
Total lease assets		$110,041	$103,958

Lease liabilities
Current liabilities
Operating leases	Operating lease liabilities, current	$2,431	$2,665
Finance leases	Current portion of debt, net	184	—
Noncurrent liabilities
Operating leases	Operating lease liabilities, noncurrent	229,838	197,295
Finance leases	Long-term debt, net	676	—
Total lease liabilities		$233,129	$199,960

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

The components of lease costs and classification within the unaudited Condensed Consolidated Statements of Operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Operating lease costs
Capitalized to inventory	$7,649	$5,040	$21,485	$14,154
General and administrative expenses	686	1,316	1,945	3,906
Total operating lease costs	$8,335	$6,356	$23,430	$18,060

Finance lease costs
Amortization of leased assets(1)	$26	$—	$26	$—
Interest on lease liabilities	13	—	13	—
Total finance lease costs	$39	$—	$39	$—
(1)Included as a component of depreciation expense within “General and administrative expenses” on the accompanying unaudited Condensed Consolidated Statements of Operations.
At September 30, 2022 and December 31, 2021, $6,348 and $4,393, respectively, of lease costs remained capitalized in inventory. We recognized a gain of $145 during the nine months ended September 30, 2022 related to lease terminations, which is included in “General and administrative expenses” on the unaudited Condensed Consolidated Statement of Operations.
The following table presents information on short-term and variable lease costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Total short-term and variable lease costs	$1,404	$839	$3,873	$1,665
Sublease income generated during the three and nine months ended September 30, 2022 and 2021 was immaterial.
The following table includes supplemental cash and non-cash information related to our leases:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$22,987	$16,310
Operating cash flows from finance leases	13	—
Financing cash flows from finance leases	23	—
ROU assets obtained in exchange for new lease obligations
Operating leases	$35,774	$41,498
Finance leases	883	—

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

The following table summarizes the weighted-average remaining lease term and discount rate:

	September 30, 2022	December 31, 2021
Weighted-average remaining term (years)
Operating leases	15.3	15.8
Finance leases	3.9	—
Weighted-average discount rate
Operating leases	14.8%	12.7%
Finance leases	13.2%	—
The amounts of future undiscounted cash flows related to the lease payments over the lease terms and the reconciliation to the present value of the lease liabilities as recorded on our unaudited Condensed Consolidated Balance Sheet as of September 30, 2022 are as follows:

(in thousands)	Operating Lease Liabilities	Finance Lease Liabilities
Remainder of 2022	$8,260	$71
2023	33,837	286
2024	34,789	286
2025	35,768	286
2026	36,382	168
Thereafter	478,227	—
Total lease payments	627,263	1,097
Less: imputed interest	394,994	237
Present value of lease liabilities	$232,269	$860
As of September 30, 2022, we have entered into operating lease arrangements which are effective for future periods. The total amount of ROU lease assets and lease liabilities related to these arrangements is approximately $3,100.
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
In June 2022, the Company sold and subsequently leased back two of its capital assets in Pennsylvania for total proceeds of $3,825, excluding transaction costs. Each transaction met the criteria for sale leaseback treatment. The leases were recorded as operating leases and resulted in a total lease liability and ROU asset of $2,102. Each of the lease agreements provide for a capital expenditure allowance of up to $3,000. The rent payments due under each lease will increase by a percentage of the capital expenditure allowance as funding occurs, and, therefore, each lease will be reassessed and remeasured as a modification upon such funding. During the three months ended September 30, 2022, we received a total of $3,215 under the capital expenditure allowance that was recorded as a

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

tenant improvement allowance and resulted in $1,663 of additional lease liabilities based on the modified lease terms and a net gain of $279 during the three and nine months ended September 30, 2022, which is included in “General and administrative expenses” on the unaudited Condensed Consolidated Statement of Operations.
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

(in thousands)	Remainder of 2022	2023	2024	2025	2026	Thereafter	Total
Cash payments due under financing liabilities	$529	$2,143	$2,206	$2,271	$2,338	$6,811	$16,298
11. DEBT

(in thousands)	September 30, 2022	December 31, 2021
2021 Credit Facility(1)	$275,000	$210,000
Sellers’ Notes(2)	28,152	39,116
Finance liabilities(3)	17,750	17,750
Finance leases(4)	860	—
Total debt	$321,762	$266,866

Current portion of debt	19,492	27,980
Less: unamortized deferred financing costs	25	40
Current portion of debt, net	$19,467	$27,940

Long-term debt	302,270	238,886
Less: unamortized deferred financing costs	11,301	8,040
Long-term debt, net	$290,969	$230,846
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
We incurred initial financing costs of $8,806 and additional financing costs of $7,606 related to the 2022 Loans, which includes warrants issued to certain lenders to acquire 3,130 shares of Class A common stock that had a fair value of $2,639 at issuance (refer to Note 12, “Stockholders’ Equity,” for additional information). The financing costs are being amortized to interest expense over the term of 2021 Credit Facility using the straight-line method which approximates the interest rate method. The 2022 Loans were funded by a combination of new and existing lenders. Borrowings from the existing lenders were accounted for as a modification of existing debt, with the exception of one lender that was considered an extinguishment. We recognized a loss on extinguishment of $2,180 as a component of interest expense during the nine months ended September 30, 2022, comprised of the write-off of $337 related to the lender’s initial term loan and $1,843 related to the lender’s new loan, which included the estimated fair value of the warrants issued to the lender.

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
The Company is required to comply with two financial covenants under the 2021 Credit Agreement. The Company may not permit its liquidity (defined as unrestricted cash and cash equivalents pledged under the 2021 Credit Facility plus any future revolving credit availability) to be below $20,000 as of the last day of any fiscal quarter. Additionally, the Company may not permit the ratio of Consolidated EBITDA (as defined in the 2021 Credit Agreement) to consolidated cash interest expense for any period of four consecutive fiscal quarters to be less than 2.50:1.00. The Company has a customary equity cure right for each of these financial covenants. The Company is in compliance with these covenants as of September 30, 2022.
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
(2)Sellers’ Notes consist of amounts owed for acquisitions or other purchases. During the nine months ended September 30, 2022, we repaid $24,839 to the former owners of two entities that we previously acquired, which is included in “Current portion of debt, net” on the unaudited Condensed Consolidated Balance Sheet at December 31, 2021. A total of $8,000, with an interest rate of 13% per annum, remains due to the former owners of one entity that we previously acquired and is included on the unaudited Condensed Consolidated Balance Sheets under the caption “Current portion of debt, net” at September 30, 2022 and Long-term debt, net” at December 31, 2021. Additionally, as further described in Note 4, “Acquisitions,” a total of $8,100 of sellers’ notes related to the acquisition of two additional licenses in Illinois is included in “Current portion of debt, net” at September 30, 2022 and $8,060 related to the OPA acquisition is included in Long-term debt, net at September 30, 2022. The $11,000 OPA sellers’ note was recorded net of a discount of $3,010 that was calculated utilizing the Company’s estimated incremental borrowing rate based on the anticipated close date. This discount will be accreted to interest expense over the expected term.
Additionally, at September 30, 2022, $3,992 remains due under the purchase of a previous non-controlling interest, of which $3,208 and $784 is included in “Current portion of debt, net” and “Long-term debt, net” respectively on the unaudited Condensed Consolidated Balance Sheet. At December 31, 2021, $3,140 and $3,136 is included in “Current portion of debt, net” and “Long-term debt, net” respectively.
(3)Finance liabilities related to failed sale leaseback transactions. See Note 10, “Leases,” for additional information.
(4)Liabilities related to finance leases. See Note 10, “Leases,” for additional information.
Debt Maturities
During the nine months ended September 30, 2022, we repaid $24,839 of sellers’ notes related to two previous acquisitions and $2,289 of sellers’ notes related to the former owners of a previous non-controlling interest.
At September 30, 2022, the following cash payments are required under our debt arrangements:

(in thousands)	Remainder of 2022	2023	2024	2025	2026	Total
Sellers’ notes(1)	$853	$19,243	$—	$—	$11,000	$31,096
Term note maturities	—	—	—	275,000	—	275,000
(1)Certain cash payments include an interest accretion component. The timing of certain payments may vary based on regulatory approval of the underlying transactions.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

Interest Expense
Interest expense during the three and nine months ended September 30, 2022 and 2021 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Cash interest	$6,847	$4,623	$17,677	$11,948
Accretion	1,053	610	2,288	9,148
Loss on extinguishment of debt(1)	—	6,637	2,180	6,637
Interest on financing liability(2)	521	506	1,553	1,507
Interest on finance leases	13	—	13	—
Non-cash interest related to beneficial conversion feature(3)	—	—	—	27,361
Total	$8,434	$12,376	$23,711	$56,601
(1)The amounts recorded for the 2021 periods include $1,656 of pre-payment fees and additional cash interest payments and $4,981 of non-cash components, including the write-off of unamortized deferred financing costs.
(2)Interest on financing liability related to failed sale leaseback transactions. See Note 10, “Leases,” for additional details.
(3)See Note 12, “Stockholders’ Equity,” for additional details.
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
The following table summarizes the total shares of Class A common stock and Class B common stock outstanding as of September 30, 2022 and December 31, 2021:

(in thousands)	September 30, 2022	December 31, 2021
Shares of Class A common stock	187,904	171,521
Shares of Class B common stock	65	65
Total	187,969	171,586
Warrants
The following table summarizes the warrants activity during the nine months ended September 30, 2022:

	Number of Warrants (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Exercise Period (years)	Aggregate Intrinsic Value (in thousands)(1)
Outstanding, December 31, 2021(2)	3,531	$4.00	2.0	$9,216
Granted(3)	3,130	3.10
Expired	(796)	4.00
Outstanding, September 30, 2022	5,865	$3.52	3.0	$—
(1)Based on the amount by which the closing market price of our Class A common stock exceeds the exercise price on each date indicated.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

(2)In conjunction with the Conversion, the holders of warrants to acquire 3,531 common units at an exercise price of $4.00 received warrants to acquire an equal number of shares of Class A common stock (the “Historical Warrants”). The Historical Warrants are equity-classified instruments, are subject to customary anti-dilution adjustments, are stand-alone instruments, and are not part of the terms of the notes with which they were originally issued (as applicable). The Historical Warrants had an estimated total fair value of $237 at issuance, which was calculated using a Black-Scholes model. The fair value per Historical Warrant ranged from $0.02 to $0.10 and significant assumptions used in the calculation included volatility ranging from 69.2% to 108.4% and risk-free rates ranging from 0.17% to 2.17%.
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
No warrants were exercised during the three and nine months ended September 30, 2022.
13. EQUITY-BASED COMPENSATION EXPENSE
Equity Incentive Plans
The Company adopted an incentive plan in November 2020 (the “2020 Plan”) which authorized the issuance of incentive common unit options and restricted common units (collectively, “Awards”). The maximum number of Awards to be issued under the 2020 Plan is 10,031 and any Awards that expire or are forfeited may be re-issued. A total of 9,994 Awards had been issued under the plan as of September 30, 2022. The Awards generally vest over two or three years. The estimated fair value of the Awards at issuance is recognized as compensation expense over the related vesting period.
In conjunction with the Conversion, the holders of the restricted common units issued under the 2020 Plan received one restricted share of Class A common stock (a “Restricted Common Share”) for each restricted common unit held immediately prior to the Conversion.
The following table summarizes the restricted common shares activity during the nine months ended September 30, 2022:

(in thousands)	Restricted Common Shares
Unvested, December 31, 2021	1,653
Vested	(995)
Forfeited	(16)
Unvested, September 30, 2022	642
As of September 30, 2022, total unrecognized compensation cost related to the restricted common shares was $114, which is expected to be recognized over a weighted-average remaining period of 0.6 years.
In July 2021, the Company adopted a new stock incentive plan (the “2021 Plan”), pursuant to which 17,000 shares of Class A common stock are reserved for issuance thereunder, subject to certain adjustments and other terms. Following the adoption of the 2021 Plan, no additional awards are expected to be issued under the 2020 Plan. The 2021 Plan authorized the issuance of stock options, stock appreciation rights (“SAR Awards”), restricted stock awards (“RSAs”), restricted stock units (“RSUs”), and other stock-based awards (collectively the “2021 Plan Awards”). Any 2021 Plan Awards that expire or are forfeited may be re-issued. The estimated fair value of the 2021 Plan Awards at issuance is recognized as compensation expense over the related vesting, exercise, or service periods, as applicable. As of September 30, 2022, there were 5,896 shares of Class A common stock available for

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

grant for future equity-based compensation awards under the 2021 Plan. Activity related to awards issued under the 2021 Plan is further described below. As of September 30, 2022, no SAR Awards and no RSAs have been granted under the 2021 Plan.
Stock Options
The following table summarizes stock option activity during the nine months ended September 30, 2022:

	Options Outstanding
(in thousands, except per share amounts)	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value(1)
Outstanding, December 31, 2021	—	$—	—	$—
Granted	2,374	$3.38
Forfeited	(249)	$4.10
Outstanding, September 30, 2022	2,125	$3.30	4.65	$—
(1)Based on the amount by which the closing market price of our Class A common stock exceeds the exercise price on each date indicated.
No options were exercised during the nine months ended September 30, 2022 and no options are exercisable as of September 30, 2022. Total unrecognized stock-based compensation expense related to unvested options was $3,081 as of September 30, 2022, which is expected to be recognized over a weighted-average remaining period of 3.6 years.
We determine the fair value of stock options on the grant date using a Black-Scholes option pricing model. The fair value of stock options granted during the nine months ended September 30, 2022 was calculated on the date of grant using the following weighted-average assumptions:

Nine Months Ended September 30, 2022
Risk-free interest rate	2.8%
Expected term (years)	3.75
Dividend yield	0%
Expected volatility	70.0%
Using the Black-Scholes option pricing model, the weighted-average fair value of stock options granted during the nine months ended September 30, 2022 was $1.65 per share.
Restricted Stock Units
The following table summarizes the RSU activity during the nine months ended September 30, 2022:

	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value per Share
Unvested, December 31, 2021	6,329	$10.48
Granted	4,993	3.33
Vested(1)	(3,844)	6.35
Forfeited	(1,041)	6.57
Unvested, September 30, 2022	6,437	$7.79
(1)Includes 1,356 vested shares that were withheld to cover tax obligations and were subsequently canceled.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

As of September 30, 2022, total unrecognized compensation cost related to the RSUs was $42,814, which is expected to be recognized over a weighted-average remaining period of 2.7 years.
Compensation Expense by Type of Award
The following table details the equity-based compensation expense by type of award for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
RSUs(1)	$5,829	$3,727	$17,081	$3,727
Restricted Common Shares	28	266	232	4,464
Stock Options	175	—	349	—
Total equity-based compensation expense	$6,032	$3,993	$17,662	$8,191
(1)Includes RSUs issued for the 2021 annual performance bonus, which is included within “Accounts payable and accrued liabilities” on the unaudited Condensed Consolidated Balance Sheet at December 31, 2021. These RSUs vested at issuance with a value of $7,959, which reflects a change in estimate of $632 that is included as a reduction to equity-based compensation expense and is included within “General and administrative expenses” on the unaudited Condensed Consolidated Statements of Operations for the nine months ended September 30, 2022. This amount also includes $1,487 and $3,232 recognized during the three and nine months ended September 30, 2022, respectively, for the 2022 annual performance bonus, which is included within “Accounts payable and accrued liabilities” on the unaudited Condensed Consolidated Balance Sheet at September 30, 2022.
Of the total equity-based compensation expense, $2,279 and $7,517 was capitalized to inventory during the three and nine months ended September 30, 2022, respectively, and $1,406 was capitalized during each of the three and nine months ended September 30, 2021. As of September 30, 2022 and December 31, 2021, $2,278 and $4,814, respectively, remains capitalized in inventory. During the three and nine months ended September 30, 2022, we recognized $3,753 and $10,145, respectively, within “General and administrative expenses” on the unaudited Condensed Consolidated Statements of Operations and we recognized $2,891 and $10,053, respectively, within “Cost of goods sold.” During the three and nine months ended September 30, 2021, we recognized $2,587 and $6,785, respectively, within “General and administrative expenses” and we recognized $349 within “Cost of goods sold” during each of the three and nine months ended September 30, 2021.
Employee Stock Purchase Plan
In July 2021, the Company also adopted an employee stock purchase plan (the “2021 ESPP”), pursuant to which 4,000 shares of Class A common stock are reserved for issuance thereunder, subject to certain adjustments and other terms. No shares have been issued under the 2021 ESPP as of September 30, 2022.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

14. INCOME TAXES

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Loss before income taxes	$(5,684)	$(719)	$(36,092)	$(72,868)
Income tax expense	11,178	12,307	29,757	33,278
Effective tax rate	(196.7)%	(1,711.7)%	(82.4)%	(45.7)%

Gross profit	$36,636	$40,954	$93,051	$105,137
Effective tax rate on gross profit	30.5%	30.1%	32.0%	31.7%
Since the Company operates in the cannabis industry, it is subject to the limitations of Internal Revenue Code (“IRC”) Section 280E, which prohibits businesses engaged in the trafficking of Schedule I or Schedule II controlled substances from deducting ordinary and necessary business expenses from gross profit. Cannabis businesses operating in states that align their tax codes with IRC Section 280E are also unable to deduct ordinary and necessary business expenses for state tax purposes. Ordinary and necessary business expenses deemed non-deductible under IRC Section 280E are treated as permanent book-to-tax differences. Therefore, the effective tax rate can be highly variable and may not necessarily correlate with pre-tax income or loss. As such, the effective tax rate for the three and nine months ended September 30, 2022 varies from the effective tax rate for the three and nine months ended September 30, 2021 due to the tax-effected change in nondeductible expenses under IRC Section 280E as a proportion of pre-tax loss during the period.
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
Legal and Other Matters
The Company’s operations are subject to a variety of local and state regulations. Failure to comply with one or more of those regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company ceasing operations. While management believes that the Company is in compliance with applicable local and state regulations as of September 30, 2022 in all material respects, cannabis regulations continue to evolve and are subject to differing interpretations, and accordingly, the Company may be subject to regulatory fines, penalties, or restrictions in the future.

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
The Company may be, from time to time, subject to various administrative, regulatory, and other legal proceedings arising in the ordinary course of business. Contingent liabilities associated with legal proceedings are recorded when a liability is probable and the contingent liability can be estimated. We do not accrue for contingent losses that, in our judgment, are considered to be reasonably possible but not probable. At September 30, 2022 there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on our consolidated results of operations, other than as disclosed below.
Stockholder Dispute
On May 28, 2021, Senvest Management, LLC, Hadron Capital (Cayman) LTD., and Measure8 Venture Partners, LLC (collectively, the “Claimants”), as former holders of convertible notes issued and sold by the Company (the “AWH Convertible Promissory Notes”) pursuant to the Company’s convertible note purchase agreement dated as of June 12, 2019 (the “2019 Convertible Note Purchase Agreement”), filed an arbitration demand, which was subsequently amended on July 28, 2021 (the “Arbitration Demand”), against the Company and its Chief Executive Officer at that time, Abner Kurtin, before the American Arbitration Association. In their Arbitration Demand, the Claimants take issue with the April 22, 2021 amendment of the terms of the 2019 Convertible Note Purchase Agreement (the “Amended Notes Consent”), which was approved by holders of approximately 66% of the principal amount of the AWH Convertible Promissory Notes, in excess of the simple majority required to amend the AWH Convertible Promissory Notes. The Amended Notes Consent set the conversion price of the AWH Convertible Promissory Notes at $2.96 per share. The Claimants alleged that the Amended Notes Consent was obtained improperly and is void. The Company disputed the Claimants’ allegations and contended that the Amended Notes Consent was properly obtained in accordance with the terms of the AWH Convertible Promissory Notes and 2019 Convertible Note Purchase Agreement and the Amended Notes Consent was binding on all holders of the AWH Convertible Promissory Notes.
The Company, Mr. Kurtin, and the Claimants entered into a settlement agreement, dated April 29, 2022, whereby the Company agreed to pay the Claimants a total of $5,000. This amount is included within “Settlement expense” on the unaudited Condensed Consolidated Statements of Operations in the Financial Statements for the nine months ended September 30, 2022 and was paid in May 2022.
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
Following receipt of such notice, on January 13, 2022, the Company filed a complaint against MedMen and others in the Commercial Division of the Supreme Court of the State of New York, requesting specific performance that the transactions contemplated by the Investment Agreement must move forward, and such other relief as the court may deem appropriate. On January 24, 2022, MedMen filed an answer and counterclaims against the Company. On February 14, 2022, the Company filed a first amended complaint, not only seeking specific performance but also damages related to MedMen’s breaches of the Investment Agreement. On that same day, the Company also filed a motion to dismiss the counterclaims. On March 7, 2022, MedMen filed an amended answer and counterclaims against the Company. On March 28, 2022, the Company moved to dismiss MedMen’s amended counterclaims. That motion remains pending.
On May 10, 2022, the Company and MedMen signed a term sheet, pursuant to which parties agreed to use best efforts to enter into a settlement agreement and enter into new or amended transactional documents. Specifically, if consummated, the agreements contemplated by the term sheet would entail, among other things, the Company paying MedMen $15,000 in additional transaction consideration, and MedMen withdrawing its counterclaims against the Company. Per the amended transaction terms contemplated in the term sheet, upon closing, the Company would receive a 99.99% controlling interest of MMNY and the Company would pay MedMen $74,000, which reflects the original transaction consideration plus an additional $11,000 per the parties’ term sheet. The Company already paid $4,000 as a deposit.
The amended transaction terms contemplated in the term sheet also would have required MedMen to provide a representation and warranty that the status of the MMNY assets has not materially changed since December 31, 2021 and an acknowledgement that the representations and warranties from the Investment Agreement will survive for three months after the closing of the contemplated transactions. The Company has determined that MedMen cannot make or provide the representations and warranties MedMen would have been required to make as part of the contemplated transactions. Therefore, the Company no longer intends to consummate the contemplated transactions.
On September 30, 2022, the Company filed a motion for leave to file a second amended complaint. The second amended complaint no longer seeks specific performance that MedMen be required to close the transactions contemplated by the Investment Agreement. The second amended complaint, however, continues to seek damages against MedMen, including, but not limited to, the return of the deposit, working capital advances, and capital expenditure advances paid to MMNY by the Company as well as other damages for MedMen’s failure to close the contemplated transactions. The motion remains pending. In addition, MedMen has notified the Company that MedMen anticipates seeking leave to file second amended counterclaims against the Company, but it has not yet done so.
Following the Company’s decision to no longer consummate the contemplated transactions, the Company expensed a total of $1,704 of capitalized costs, primarily consisting of capital expenditures or deposits that were incurred for certain locations. This write-off is included within “General and administrative expenses” on the unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and within “Other” on the unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

16. RELATED PARTY TRANSACTIONS
There were no significant related party transactions during the nine months ended September 30, 2022, other than as disclosed in Note 6, “Notes Receivable.”
17. SUPPLEMENTAL INFORMATION
The following table presents supplemental information regarding our other current assets:

(in thousands)	September 30, 2022	December 31, 2021
Prepaid expenses	$5,993	$7,508
Deposits and other receivables	4,172	5,177
Construction deposits	3,180	3,263
Tenant improvement allowance	500	2,507
Other	2,872	6,376
Total	$16,717	$24,831
The following table presents supplemental information regarding our accounts payable and accrued liabilities:

(in thousands)	September 30, 2022	December 31, 2021
Accounts payable	$21,731	$5,536
Acquisition-related liabilities	16,414	—
Fixed asset purchases	7,324	15,682
Accrued payroll and related expenses	6,442	11,760
Accrued interest	766	187
Other	4,275	6,809
Litigation settlement	—	5,480
Total	$56,952	$45,454
The following table presents supplemental information regarding our general and administrative expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Compensation	$16,276	$13,434	$46,592	$37,140
Rent and utilities	5,137	6,443	16,648	16,089
Professional services	3,408	3,158	13,573	12,945
Depreciation and amortization	3,272	2,520	9,061	7,409
Insurance	1,554	1,127	4,323	3,165
Marketing	882	783	2,505	2,188
(Gain) loss on sale of assets	(296)	649	450	649
Other	3,926	1,227	7,807	5,514
Total	$34,159	$29,341	$100,959	$85,099

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
Acquisition
Effective October 14, 2022, the Company acquired Marichron, a medical cannabis processor in Ohio, for total consideration of approximately $2,750, consisting of cash consideration of $1,750, of which $1,500 was previously funded under a promissory note, and settlement of approximately $1,000 due under a working capital loan, subject to final adjustment. Refer to Note 6, “Notes Receivable,” for additional information regarding the promissory note and working capital loan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following management discussion and analysis, which we refer to as the “MD&A”, of the financial condition and results of operations of Ascend Wellness Holdings, Inc. (the “Company,” “AWH,” or “Ascend”) is for the three and nine months ended September 30, 2022 and 2021. It is supplemental to, and should be read in conjunction with, the unaudited condensed consolidated financial statements, and the accompanying notes thereto, (the “Financial Statements”) appearing elsewhere in this Quarterly Report on Form 10-Q (the “Quarterly Report” or “Form 10-Q”) and our Annual Report on Form 10-K for the year ended December 31, 2021 (the “Annual Report”), which has been filed with the United States Securities and Exchange Commission (“SEC”) and with the relevant Canadian securities regulatory authorities under its profile on the System for Electronic Document Analysis and Retrieval (“SEDAR”). The Financial Statements and Annual Report were prepared in accordance with accounting principles generally accepted in the United States of America, which we refer to as “GAAP.”
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
Since our formation, we have expanded our operational footprint, primarily through acquisitions, and currently have direct or indirect operations or financial interests in six United States geographic markets: Illinois, Michigan, Ohio, Massachusetts, New Jersey, and Pennsylvania. We currently employ approximately 1,900 people.
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
Our consumer products portfolio is generated primarily from plant material that we grow and process ourselves. As of September 30, 2022, we produce our consumer packaged goods in five manufacturing facilities with 238,000 square feet of current operational canopy and total current capacity of approximately 119,000 pounds annually. We are undergoing expansions that we hope to complete by the end of 2022, which are expected to increase our cumulative canopy to approximately 244,000 square feet with an estimated total annual production capacity of approximately 122,000 pounds post build-out. As of September 30, 2022, our product portfolio consists of 413 stock keeping units (“SKUs”), across a range of cannabis product categories, including flower, pre-rolls, concentrates, vapes, edibles, and other cannabis-related products. As of September 30, 2022, we have 22 open and operating retail locations and opened one additional location in October 2022. We expect to open two additional retail locations by the end of 2022. Our new store opening plans are flexible and will ultimately depend on market conditions, local licensing, construction, and other regulatory permissions. All of our expansion plans are subject to capital allocations decisions, the evolving regulatory environment, and the COVID-19 pandemic.

Recent Developments
Business Developments
AWH continues to expand and further develop its business and operations. During and subsequent to the quarter, we:
•entered into a definitive agreement with Ohio Patient Access (“OPA”) providing the option to acquire three medical dispensaries in Ohio, as further described below;
•entered into definitive agreements to acquire two additional licenses in Illinois, as further described below;
•commenced medical sales at our Fort Lee, New Jersey dispensary in August and expect adult-use sales will begin during the fourth quarter, commenced adult-use sales at our Montclair, New Jersey in August, and added 25,000 square feet of canopy at our New Jersey cultivation facility; and
•continued the build out of our Pennsylvania cultivation facility, opened our Scranton, Pennsylvania dispensary in October 2022, and continued the build out of our dispensary in Wayne, Pennsylvania that is expected to open during the fourth quarter.
Acquisition of Story of PA
On April 19, 2022, we acquired Story of PA CR, LLC (“Story of PA”). Total consideration for the acquisition of the outstanding equity interests in Story of PA was $53,127, consisting of 12,900 shares of Class A common stock with a fair value of $42,957 and cash consideration of $10,170. Story of PA received a clinical registrant permit from the Pennsylvania Department of Health on March 1, 2022. Through a research collaboration agreement with the Geisinger Commonwealth School of Medicine (“Geisinger”), a Pennsylvania Department of Health-Certified Medical Marijuana Academic Clinical Research Center, we intend to open a cultivation and processing facility and up to six medical dispensaries throughout the Commonwealth of Pennsylvania. We will help fund clinical research to benefit the patients of Pennsylvania by contributing $30,000 to Geisinger over the next two years (of which $15,000 was funded in April 2022), and up to an additional $10,000 over the next ten years.
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
Through this transaction, AWH entered its sixth market in the United States. We opened our first dispensary in the state in Scranton in October 2022 and continued the build-out of our second dispensary in Wayne that is expected to open during the fourth quarter. The Company remains focused on the building out the cultivation facility and siting locations for the four additional dispensaries.
Acquisition of Ohio Patient Access
On August 12, 2022, the Company entered into a definitive agreement (the “Ohio Agreement”) that provides the Company the option to acquire 100% of the equity of Ohio Patient Access LLC (“OPA”), the holder of a license that grants it the right to operate three medical dispensaries in Ohio, which operations have not yet commenced. The Ohio Agreement is subject to regulatory review and approval. Once the regulatory approval is received, the Company may exercise the option, and the exercise is solely within the Company’s control. The Company may exercise the option until the fifth anniversary of the agreement date or can elect to extend the exercise period for an additional year. Under the Ohio Agreement, the Company will also acquire the real property of the three dispensary locations. In conjunction with the Ohio Agreement, the parties also entered into a support services agreement under which the Company will provide management and advisory services to OPA for a set monthly fee. The parties also entered into a working capital loan agreement under which the Company may, at its full discretion, loan OPA up to $10,000 for general working capital needs. The Company determined OPA is a variable interest entity (“VIE”) and the Company became the primary beneficiary as of the signing date; therefore, OPA is consolidated as a VIE. Refer to Note 8, “Variable Interest Entities,” in the Financial Statements for additional information regarding the Company’s VIEs.
The Ohio Agreement also includes an earn-out provision of $7,300 that is dependent upon the commencement of adult-use cannabis sales in Ohio. The sellers may elect to receive the earn-out payment as either cash or shares of the Company’s Class A common stock, or a combination thereof. Refer to Note 4, “Acquisitions,” in the Financial Statements for additional information.
The total estimated fair value of the transaction consideration was determined to be $24,132 and consists of the fair value of the cash consideration of $19,290 plus the estimated fair value of the contingent consideration of $4,842. Of the total cash consideration, $11,300 was funded at signing pursuant to note agreements. The $11,000 payment that is due at final closing was recorded net of a discount of $3,010 based on the estimated payment date utilizing the Company’s incremental borrowing rate. This discounted payment is included within “Long-term debt, net” on the unaudited Condensed Consolidated Balance Sheet in the Financial Statements at September 30, 2022; refer to Note 11, “Debt,” in the Financial Statements for additional information. The contingent consideration is included within “Other non-current liabilities” on the unaudited Condensed Consolidated Balance Sheet in the Financial Statements at September 30, 2022.
The license intangible asset acquired was determined to have an estimated fair value of $21,684 and the three properties had an estimated fair value of $2,448. Direct transaction expenses of $224 are included in “General and administrative expenses” on the unaudited Condensed Consolidated Statements of Operations in the Financial Statements for the three and nine months ended September 30, 2022. Refer to Note 4, “Acquisitions,” in the Financial Statements for additional information related to this transaction.
Through this transaction, the Company will expand its footprint in Ohio to five dispensaries. The three additional dispensaries are expected to be built-out over the next year.
Illinois Licenses
In August 2022, the Company entered into definitive agreements to acquire two additional licenses in Illinois. Neither of these licenses were associated with active operations at signing and the transfer of each license is subject to regulatory review and approval.
One transaction was entered on August 11, 2022 for total cash consideration of $5,500. The Company accounted for this transaction as an asset acquisition and allocated the cash consideration as the cost of the license acquired. Of the total cash consideration, $3,000 was paid at signing and $2,500 is due at final closing and is included as a sellers’ note within “Current portion of debt, net” on the unaudited Condensed Consolidated Balance Sheet in the Financial Statements at September 30, 2022; refer to Note 11, “Debt,” in the Financial Statements for additional information. Direct transaction expenses were immaterial.
The second transaction was entered on August 12, 2022 for total cash consideration of $5,600. The Company accounted for this transaction as an asset acquisition and allocated the cash consideration as the cost of the license acquired. The consideration will be paid at final closing and is included as a sellers’ note within “Current portion of debt, net” on the unaudited Condensed Consolidated Balance Sheet in the Financial Statements at September 30, 2022. Direct transaction expenses were immaterial.
The licenses acquired will be amortized in accordance with the Company’s policy once the related operations commence. Refer to Note 4, “Acquisitions,” in the Financial Statements for additional information related to these transactions.

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
Key Financial Highlights
•Revenue increased by $16,856, or 18%, during Q3 2022, as compared to Q3 2021, primarily driven by growth from our existing business, including the commencement of adult-use sales at two of our New Jersey dispensaries, as well as new site openings and acquisitions.
•Operating profit decreased by $9,136 during Q3 2022, as compared to Q3 2021, primarily driven by lower gross profit margin.
•Net decrease in cash and cash equivalents of $64,088 during the nine months ended September 30, 2022, primarily driven by net cash used in investing activities, including payments related to acquisitions, and net cash used to support working capital needs and operating activities, partially offset by proceeds received under our credit facility.

RESULTS OF OPERATIONS
Three Months Ended September 30, 2022 Compared with the Three Months Ended September 30, 2021

	Three Months Ended September 30,
($ in thousands)	2022	2021	Increase / (Decrease)
Revenue, net	$111,238	$94,382	$16,856	18%
Cost of goods sold	(74,602)	(53,428)	21,174	40%
Gross profit	36,636	40,954	(4,318)	(11)%
Gross profit %	32.9%	43.4%
Operating expenses
General and administrative expenses	34,159	29,341	4,818	16%
Operating profit	2,477	11,613	(9,136)	(79)%

Other (expense) income
Interest expense	(8,434)	(12,376)	(3,942)	(32)%
Other, net	273	44	229	520%
Total other expense	(8,161)	(12,332)	(4,171)	(34)%
Loss before income taxes	(5,684)	(719)	4,965	691%
Income tax expense	(11,178)	(12,307)	(1,129)	(9)%
Net loss	$(16,862)	$(13,026)	$3,836	29%
Revenue
Revenue increased by $16,856, or 18%, during the three months ended September 30, 2022, as compared to the three months ended September 30, 2021. Revenue across our legacy locations increased by $14,131, which includes the benefit of the commencement of adult-use sales at one of our New Jersey dispensaries that began in April 2022 and a second location that began in August 2022. Additionally, new dispensaries that opened during late 2021 and early 2022 contributed $1,944 to our revenue growth and we recognized $3,205 of incremental revenue from acquisitions. The current period also benefited from an increase in wholesale volume sold, but was partially offset by pricing pressure across the markets in which we operate and an increase in intercompany sales that combined resulted in a decrease of $2,424 in net revenue related to our wholesale operations. As of September 30, 2022, we had 413 SKUs for our cultivation products, compared to 199 SKUs as of September 30, 2021.
Cost of Goods Sold and Gross Profit
Cost of goods sold increased by $21,174, or 40%, during the three months ended September 30, 2022, as compared to the three months ended September 30, 2021. Cost of goods sold represents direct and indirect expenses attributable to the production of wholesale products as well as direct expenses incurred in purchasing products from other wholesalers. The increase in cost of goods sold in the three months ended September 30, 2022 was driven by expansion of our operations, including $2,126 of incremental costs from acquisitions. Gross profit for the three months ended September 30, 2022 was $36,636, representing a gross margin of 32.9%, compared to gross profit of $40,954 and gross margin of 43.4% for the three months ended September 30, 2021. The decrease in gross margin was primarily driven by $4,049 of write-downs of certain inventory items within our Michigan business. Additionally, we recognized lower margins in our wholesale operations due to pricing pressure and a shift in product mix, partially offset by improved utilization and production at our Massachusetts and New Jersey cultivation facilities due to increased production.

General and Administrative Expenses
General and administrative expenses increased by $4,818, or 16%, during the three months ended September 30, 2022, as compared to the three months ended September 30, 2021. The increase was primarily related to:
•a $2,842 increase in compensation expense, including $1,166 of higher equity-based compensation expense, resulting from higher headcount of approximately 1,900 employees as of September 30, 2022, compared to approximately 1,400 as of September 30, 2021 to support our expanded operations;
•a $1,704 expense related to the write-off of certain previously capitalized costs associated with the New York transaction (refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Legal Matters–MedMen NY Litigation” for additional information);
•a $752 increase in depreciation and amortization expense due to $499 of incremental depreciation expense due to a larger average balance of fixed assets in service and $253 of incremental amortization of licenses;
•$427 of higher insurance expenses; and
•a $297 increase in charitable donations, including our corporate match of donations to the Last Prisoner Project, a cannabis criminal justice-focused nonprofit organization.
These increases were partially offset by a $1,306 decrease in rent and utilities and related overhead expenses due to more productive assets being utilized in the current year compared to the prior year and a $296 gain from certain lease modifications, as compared to a $649 loss on sale of assets in the prior year.
Interest Expense
Interest expense decreased by $3,942, or 32%, during the three months ended September 30, 2022, as compared to the three months ended September 30, 2021. The decrease was primarily driven by the absence of a $6,637 net loss on extinguishment of previously outstanding debt that we recognized in the prior year, partially offset by higher cash interest expense in the current year associated with additional borrowings under our credit facility. During the three months ended September 30, 2022, the Company had a weighted-average outstanding debt balance of $315,648 with a weighted-average interest rate of 9.5%, excluding finance leases, compared to a weighted-average debt balance of $181,425 during the three months ended September 30, 2021 with a weighted-average interest rate of 10.8%.
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

The statutory federal tax rate was 21% during both periods. During the three months ended September 30, 2022 the Company had operations in six U.S. geographic markets: Illinois, Michigan, Ohio, Massachusetts, New Jersey, and Pennsylvania, which have state tax rates ranging from 6% to 11.5%. Certain states, including Michigan, do not align with IRC Section 280E for state tax purposes and permit the deduction of ordinary and necessary business expenses from gross profit in the calculation of state taxable income. There have been no material changes to income tax matters in connection with the normal course of our operations during the current year.
Income tax expense was $11,178, or 30.5%, of gross profit, during the three months ended September 30, 2022, as compared to $12,307, or 30.1%, of gross profit, during the three months ended September 30, 2021. The effective tax rate on gross profit for the three months ended September 30, 2022 was impacted by higher penalties and interest due on federal tax payments in the current year as compared to the prior year, but benefited from higher relative cost of goods sold.

RESULTS OF OPERATIONS
Nine Months Ended September 30, 2022 Compared with the Nine Months Ended September 30, 2021

	Nine Months Ended September 30,
($ in thousands)	2022	2021	Increase / (Decrease)
Revenue, net	$293,827	$243,886	$49,941	20%
Cost of goods sold	(200,776)	(138,749)	62,027	45%
Gross profit	93,051	105,137	(12,086)	(11)%
Gross profit %	31.7%	43.1%
Operating expenses
General and administrative expenses	100,959	85,099	15,860	19%
Settlement expense	5,000	36,511	(31,511)	(86)%
Total operating expenses	105,959	121,610	(15,651)	(13)%
Operating loss	(12,908)	(16,473)	(3,565)	(22)%

Other (expense) income
Interest expense	(23,711)	(56,601)	(32,890)	(58)%
Other, net	527	206	321	156%
Total other expense	(23,184)	(56,395)	(33,211)	(59)%
Loss before income taxes	(36,092)	(72,868)	(36,776)	(50)%
Income tax expense	(29,757)	(33,278)	(3,521)	(11)%
Net loss	$(65,849)	$(106,146)	$(40,297)	(38)%
Revenue
Revenue increased by $49,941, or 20%, during the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021. Revenue from our legacy locations increased by $39,927, which includes the benefit of the commencement of adult-use sales at one of our New Jersey dispensaries that began in April 2022, and new dispensaries that opened during late 2021 and 2022 contributed $5,051 to our revenue growth. Additionally, we recognized incremental revenue from acquisitions of $10,036, which includes $451 related to the Ohio cultivation site that we acquired during the second quarter of 2021. The current period also benefited from an increase in wholesale volume sold, but was partially offset by pricing pressure across the markets in which we operate and an increase in intercompany sales that combined resulted in a decrease of $5,073 in net revenue related to our wholesale operations. As of September 30, 2022, we had 413 SKUs for our cultivation products, compared to 199 SKUs as of September 30, 2021.
Cost of Goods Sold and Gross Profit
Cost of goods sold increased by $62,027, or 45%, during the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021. Cost of goods sold represents direct and indirect expenses attributable to the production of wholesale products as well as direct expenses incurred in purchasing products from other wholesalers. The increase in cost of goods sold in the nine months ended September 30, 2022 was driven by expansion of our operations, including $7,186 of incremental costs from acquisitions. Gross profit for the nine months ended September 30, 2022 was $93,051, representing a gross margin of 31.7%, compared to gross profit of $105,137 and gross margin of 43.1% for the nine months ended September 30, 2021. The decrease in gross margin was primarily driven by lower margins at our Massachusetts and Illinois cultivation facilities as staffing increased ahead of canopy expansions, which resulted in higher production expenses in the first half of the year but lead to improved utilization during the third quarter as production increased. Additionally, we recognized $4,049 of write-downs of certain inventory items within our Michigan business and recognized lower margins across our wholesale operations due to pricing pressure and a shift in product mix.

General and Administrative Expenses
General and administrative expenses increased by $15,860, or 19%, during the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021. The increase was primarily related to:
•a $9,452 increase in compensation expense, including $3,360 higher equity-based compensation expense, resulting from higher headcount of approximately 1,900 as of September 30, 2022 compared to approximately 1,400 as of September 30, 2021 to support our expanded operations;
•a $1,704 expense related to the write-off of certain previously capitalized costs associated with the New York transaction (refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Legal Matters–MedMen NY Litigation” for additional information);
•a $1,652 increase in depreciation and amortization expense due to $1,075 of incremental depreciation expense due to a larger average balance of fixed assets in service and $577 of incremental amortization of licenses;
•$1,158 of higher insurance expenses;
•a $628 increase in professional services, driven by higher legal expenses for ongoing litigation matters incurred during the first quarter of the current year, partially offset by the absence of a $2,000 termination fee associated with an MSA that was incurred in the prior year following our IPO; and
•a $559 increase in rent and utilities and related overhead expenses to support the expansion of our operations.
Settlement Expense
During the nine months ended September 30, 2022, we recognized an expense of $5,000 related to the settlement of a stockholder dispute (refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Legal Matters–Stockholder Dispute” for additional information). During the nine months ended September 30, 2021, we recognized a settlement expense of $36,511 for a matter related to two property purchase agreements.
Interest Expense
Interest expense decreased by $32,890, or 58%, during the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021. The decrease was primarily due to the absence of $30,967 of non-cash interest expense that we incurred in the prior year related to our IPO. Additionally, in the prior year we recognized a $6,637 net loss on extinguishment of previously outstanding debt. The absence of these amounts was partially offset by higher cash interest expense in the current year associated with additional borrowings under our credit facility, as well as a $2,180 loss on extinguishment recognized in the current year (refer to “Liquidity and Capital Resources” for further information). During the nine months ended September 30, 2022, the Company had a weighted-average outstanding debt balance of $272,277 with a weighted-average interest rate of 9.5%, excluding finance leases, compared to a weighted-average debt balance of $203,692 during nine months ended September 30, 2021 with a weighted-average interest rate of 10.6%.
Income Tax Expense
Income tax expense was $29,757, or 32.0%, of gross profit, during the nine months ended September 30, 2022, as compared to $33,278, or 31.7%, of gross profit, during the nine months ended September 30, 2021. The effective tax rate on gross profit for the nine months ended September 30, 2022 was impacted by higher penalties and interest due on federal tax payments in the current year as compared to the prior year, but benefited from higher relative cost of goods sold.

NON-GAAP FINANCIAL MEASURES
We define “Adjusted Gross Profit” as gross profit excluding non-cash inventory costs, which include depreciation and amortization included in cost of goods sold, equity-based compensation included in cost of goods sold, start-up costs included in cost of goods sold, and other non-cash inventory adjustments. We define “Adjusted Gross Margin” as Adjusted Gross Profit as a percentage of net revenue. Our “Adjusted EBITDA” is a non-GAAP measure used by management that is not defined by U.S. GAAP and may not be comparable to similar measures presented by other companies. We define “Adjusted EBITDA Margin” as Adjusted EBITDA as a percentage of net revenue. Management calculates Adjusted EBITDA as the reported net loss, adjusted to exclude: income tax expense; other (income) expense; interest expense; depreciation and amortization; depreciation and amortization included in cost of goods sold; non-cash inventory adjustments; equity-based compensation; equity-based compensation included in cost of goods sold; start-up costs; start-up costs included in cost of goods sold; transaction-related and other non-recurring expenses; litigation settlement; and gain or loss on sale of assets. Accordingly, management believes that Adjusted EBITDA provides meaningful and useful financial information, as this measure demonstrates the operating performance of the business. Non-GAAP financial measures may be considered in addition to the results prepared in accordance with U.S. GAAP, but they should not be considered a substitute for, or superior to, U.S. GAAP results.
The following table presents Adjusted Gross Profit for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Gross Profit	$36,636	$40,954	$93,051	$105,137
Depreciation and amortization included in cost of goods sold	4,722	2,063	11,618	6,612
Equity-based compensation included in cost of goods sold	2,629	349	9,791	349
Start-up costs included in cost of goods sold(1)	2,610	—	10,781	—
Non-cash inventory adjustments(2)	4,049	335	6,365	3,799
Adjusted Gross Profit	$50,646	$43,701	$131,606	$115,897
Adjusted Gross Margin	45.5%	46.3%	44.8%	47.5%
(1)Incremental expenses associated with the expansion of activities at our cultivation facilities that are not yet operating at scale, including excess overhead expenses resulting from delays in regulatory approvals at certain cultivation facilities.
(2)Primarily consists of write-offs of expired products and obsolete packaging. Additionally, during the third quarter of 2022, we recognized a loss of $4,049 resulting from net realizable value adjustments related to certain inventory items in Michigan.

The following table presents Adjusted EBITDA for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Net loss	$(16,862)	$(13,026)	$(65,849)	$(106,146)
Income tax expense	11,178	12,307	29,757	33,278
Other (income) expense	(273)	(44)	(527)	(206)
Interest expense	8,434	12,376	23,711	56,601
Depreciation and amortization	7,994	4,583	20,679	14,021
Non-cash inventory adjustments(1)	4,049	335	6,365	3,799
Equity-based compensation	6,382	2,936	19,936	7,134
Start-up costs(2)	3,953	1,227	5,906	4,254
Start-up costs included in cost of goods sold(3)	2,610	—	10,781	—
Transaction-related and other non-recurring expenses(4)	601	2,191	8,822	9,775
(Gain) loss on sale of assets	(296)	649	450	649
Litigation settlement	—	—	5,000	36,511
Adjusted EBITDA	$27,770	$23,534	$65,031	$59,670
Adjusted EBITDA Margin	25.0%	24.9%	22.1%	24.5%
(1)Primarily consists of write-offs of expired products and obsolete packaging. Additionally, during the third quarter of 2022, we recognized a loss of $4,049 resulting from net realizable value adjustments related to certain inventory items in Michigan.
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
As of September 30, 2022 and December 31, 2021, we had total current liabilities of $137,496 and $117,395, respectively, and total current assets of $219,092 and $258,012, respectively, which includes cash and cash equivalents of $91,393 and $155,481, respectively, to meet our current obligations. As of September 30, 2022, we had working capital of $81,596, compared to $140,617 as of December 31, 2021.
Approximately 95% and 97% of our cash and cash equivalents balance as of September 30, 2022 and December 31, 2021, respectively, is on deposit with banks, credit unions, or other financial institutions. We have not experienced any material impacts related to banking restrictions applicable to cannabis businesses. Our cash and cash equivalents balance is not restricted for use by variable interest entities.
As reflected in the Financial Statements, we had an accumulated deficit as of September 30, 2022 and December 31, 2021, as well as a net loss for the three and nine months ended September 30, 2022 and 2021, and negative cash flows from operating activities during the nine months ended September 30, 2022 and 2021, which are indicators that raise substantial doubt of our ability to continue as a going concern. Management believes that substantial doubt of our ability to continue as a going concern for at least one year from the issuance of our Financial Statements has been alleviated due to: (i) cash on hand and (ii) continued growth of sales from our consolidated operations. Management plans to continue to access capital markets for additional funding through debt and/or equity financings to supplement future cash needs, as may be required. However, management cannot provide any assurances that the Company will be successful in accomplishing its business plans. If we are unable to raise additional capital on favorable terms, if at all, whenever necessary, we may be forced to decelerate or curtail certain of our operations until such time as additional capital becomes available.
Credit Facility
In August 2021, we entered into a credit facility (the “2021 Credit Facility”) which provided for an initial term loan of $210,000. We had the ability to request an increase in the 2021 Credit Facility up to $275,000 if the existing lenders (or other lenders) agreed to provide such additional term loans. During the second quarter of 2022, we borrowed an additional $65,000 of incremental term loans through this expansion feature (the “2022 Loans”) for total borrowings of $275,000 outstanding as of September 30, 2022. The 2021 Credit Facility matures on August 27, 2025 and does not require scheduled principal amortization payments. Borrowings under the 2021 Credit Facility bear interest at a rate of 9.5% per annum, payable quarterly. The initial proceeds from the 2021 Credit Facility were used, in part, to prepay certain then-outstanding debt obligations and, together with the 2022 Loans, fund working capital and general corporate matters, including, but not limited to, growth investments, acquisitions, capital expenditures, and other strategic initiatives.
We incurred additional financing costs of $7,606 related to the 2022 Loans, which includes warrants issued to certain lenders to acquire 3,130 shares of Class A common stock that had a fair value of $2,639 at issuance (refer to Note 12, “Stockholders’ Equity,” in the Financial Statements for additional information). The financing costs are being amortized to interest expense over the term of 2021 Credit Facility using the straight-line method which approximates the interest rate method. The 2022 Loans were funded by a combination of new and existing lenders. Borrowings from the existing lenders were accounted for as a modification of existing debt, with the exception of one lender that was considered an extinguishment. We recognized a loss on extinguishment of $2,180 as a component of interest expense during the nine months ended September 30, 2022, comprised of the write-off of $337 related to the lender’s initial term loan and $1,843 related to the lender’s new loan, which included the estimated fair value of the warrants issued to the lender.
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
We are required to comply with two financial covenants under the 2021 Credit Agreement. Liquidity (defined as unrestricted cash and cash equivalents pledged under the 2021 Credit Facility plus any future revolving credit availability) may not be below $20,000 as of the last day of any fiscal quarter, and we may not permit the ratio of Consolidated EBITDA (as defined in the 2021 Credit Agreement) to consolidated cash interest expense for any period of four consecutive fiscal quarters to be less than 2.50:1.00. The Company has a customary equity cure right for each of these financial covenants. The Company is in compliance with these covenants as of September 30, 2022. Refer to Note 11, “Debt,” in the Financial Statements for additional information.
Cash Flows

	Nine Months Ended September 30,
(in thousands)	2022	2021
Net cash used in operating activities	$(22,285)	$(22,294)
Net cash used in investing activities	(94,551)	(85,558)
Net cash provided by financing activities	52,748	254,265
Operating Activities
Net cash used in operating activities decreased slightly during the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, primarily driven by the timing of payments to suppliers and vendors, the timing and amount of income tax payments, and the timing of other working capital payments.
Investing Activities
Net cash used in investing activities increased by $8,993 during the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021. The increase was primarily due to the purchase of intangible assets, including the first $15,000 payment made under the Story of PA research collaboration agreement, and higher repayments of sellers’ notes related to prior year acquisitions, partially offset by cash paid for proceeds received from the sale of assets and lower cash investments in capital assets.

Financing Activities
Net cash provided by financing activities decreased by $201,517 during the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021. The decrease was primarily due to lower proceeds from the issuance of debt, net of repayments, in the current year and the absence of net proceeds received from our IPO in the prior year.
Contractual Obligations and Other Commitments and Contingencies
Material contractual obligations arising in the normal course of business primarily consist of long-term fixed rate debt and related interest payments, leases, finance arrangements, and amounts due for acquisitions. We believe that cash flows from operations will be sufficient to satisfy our capital expenditures, debt services, working capital needs, and other contractual obligations for the next twelve months.
The following table summarizes the Company’s material future contractual obligations as of September 30, 2022:

(in thousands)	Commitments Due by Period
Contractual Obligations	Total	Remainder of 2022	2023 - 2024	2025 - 2026	Thereafter
Term notes(1)	$275,000	$—	$—	$275,000	$—
Fixed interest related to term notes(2)	75,941	6,585	52,250	17,106	—
Sellers’ Notes(3)	31,096	853	19,243	11,000	—
Finance arrangements(4)	16,298	529	4,349	4,609	6,811
Operating leases(5)	627,263	8,260	68,626	72,150	478,227
Finance leases(5)	1,097	71	572	454	—
Other commitments(6)	16,414	—	16,414	—	—
Total	$1,043,109	$16,298	$161,454	$380,319	$485,038
(1)Principal payments due under our term notes payable. Refer to Note 11, “Debt”, in the Financial Statements for additional information.
(2)Represents fixed interest rate payments on borrowings under the 2021 Credit Facility based on the principal outstanding at September 30, 2022. Interest payments could fluctuate based on prepayments or additional amounts borrowed.
(3)Consists of amounts owed for acquisitions or other purchases. Certain cash payments include an interest accretion component, and the timing of certain payments may vary based on regulatory approval. Refer to Note 11, “Debt”, in the Financial Statements for additional information. This amount excludes the potential earn-out payment related to the OPA acquisition that has an estimated fair value of $4,842 at September 30, 2022 and is dependent upon the commencement of adult-use cannabis sales in Ohio. Refer to Note 4, “Acquisitions,” in the Financial Statements for additional information.
(4)Reflects our contractual obligations to make future payments under non-cancelable operating leases that did not meet the criteria to qualify for sale-leaseback treatment. Refer to Note 10, “Leases”, in the Financial Statements for additional information.
(5)Reflects our contractual obligations to make future payments under non-cancelable leases. Refer to Note 10, “Leases”, in the Financial Statements for additional information.
(6)Related to the Story of PA acquisition. Refer to Note 4, “Acquisitions,” in the Financial Statements for additional information. We expect to fund up to an additional $10,000 over the next ten years under the research collaboration agreement. Since the timing of the payments may vary, this amount has been excluded from the table above.
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
Capital Expenditures
We anticipate capital expenditures, net of tenant improvement allowances, of approximately $15,000 during the remainder of 2022. Changes to this estimate could result from the timing of various project start dates, which are subject to local and regulatory approvals. Spending at our cultivation and processing facilities includes: construction; purchase of capital equipment such as extraction equipment, heating, ventilation, and air conditioning equipment, and other manufacturing equipment; general maintenance; and information technology capital expenditures. Dispensary-related capital expenditures includes construction costs for the initial build-out of each location, general maintenance costs, and upgrades to existing locations.
During the remainder of 2022, we expect to complete the second phase of expansion at our New Jersey cultivation facility, complete certain projects at our Illinois and Massachusetts cultivation facilities, and continue the build out of our Pennsylvania cultivation facility. We also anticipate the completion and opening of dispensaries in New Bedford, MA and Wayne, PA, along with the Century, MI dispensary that is expected to open in early 2023. Additionally, we anticipate certain general maintenance activities across our cultivation facilities and dispensary locations. Management expects to fund capital expenditures by utilizing cash flows from operations and reimbursements under tenant improvement allowances from sale leaseback transactions.
As of September 30, 2022, our construction in progress (“CIP”) balance was $35,260 and relates to capital spending on projects that were not yet complete. This balance includes: $12,064 related to the expansion of our New Jersey cultivation facility; $11,179 related to the build out of our Pennsylvania cultivation facility; $3,769 related to the build out of our New Bedford, Massachusetts retail location; $3,020 related to certain projects at our Illinois cultivation facility; $3,014 related to the build out of our Wayne and Scranton, Pennsylvania retail locations; $743 related to the kitchen and lab expansion at our Massachusetts cultivation facility; and $1,471 related to other projects at our dispensaries.
Other Matters
Equity Incentive Plans
As of September 30, 2022, a total of 9,994 restricted common shares had been issued under the equity incentive plan approved in 2020 (the “2020 Plan”), of which 642 were unvested as of September 30, 2022. Total unrecognized compensation cost related to the restricted common shares was $114 as of September 30, 2022, which is expected to be recognized over a weighted-average remaining period of 0.6 years.
In July 2021, the Company adopted a new stock incentive plan (the “2021 Plan”), pursuant to which 17,000 shares of Class A common stock are reserved for issuance thereunder, subject to certain adjustments and other terms. Following the adoption of the 2021 Plan, no additional awards are expected to be issued under the 2020 Plan. The 2021 Plan authorized the issuance of options, stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”), and other stock-based awards (collectively the “2021 Plan Awards”). As of September 30, 2022, there were 5,896 shares of Class A common stock available for grant for future equity-based compensation awards under the 2021 Plan.
During the nine months ended September 30, 2022, the Company granted a total of 4,993 RSUs under the 2021 Plan. As of September 30, 2022, a total of 11,423 RSUs have been granted under the 2021 Plan, of which 6,437 are unvested as of September 30, 2022. Total unrecognized compensation cost related to the RSUs was

$42,814 as of September 30, 2022, which is expected to be recognized over a weighted-average remaining period of 2.7 years. Additionally, during the nine months ended September 30, 2022 the Company granted a total of 2,374 options under the 2021 Plan, of which 2,125 are outstanding as of September 30, 2022 and none of which are exercisable. The outstanding options have a remaining weighted-average contractual life of 4.7 years as of September 30, 2022, and total unrecognized stock-based compensation expense related to unvested options was $3,081, which is expected to be recognized over a weighted-average remaining period of 3.6 years.
Total equity-based compensation expense was $6,032 and $3,993 during the three months ended September 30, 2022 and 2021, respectively, and $17,662 and $8,191 during the nine months ended September 30, 2022 and 2021, respectively. Of the total equity-based compensation expense, $2,279 and $7,517 was capitalized to inventory during the three and nine months ended September 30, 2022, respectively, and $1,406 was capitalized during each of the three and nine months ended September 30, 2021. As of September 30, 2022 and December 31, 2021, $2,278 and $4,814, respectively, remains capitalized in inventory. During the three and nine months ended September 30, 2022, we recognized $3,753 and $10,145, respectively, within “General and administrative expenses” on the unaudited Condensed Consolidated Statements of Operations in the Financial Statements and we recognized $2,891 and $10,053, respectively, within “Cost of goods sold.” During the three and nine months ended September 30, 2021, we recognized $2,587 and $6,785, respectively, within “General and administrative expenses” and we recognized $349 within “Cost of goods sold” during each of the three and nine months ended September 30, 2021. Refer to Note 13, “Equity-Based Compensation Expense,” in the Financial Statements for additional information.
In July 2021, the Company adopted an employee stock purchase plan (the “2021 ESPP”), pursuant to which 4,000 shares of Class A common stock are reserved for issuance thereunder, subject to certain adjustments and other terms. As of September 30, 2022, no shares have been issued under the 2021 ESPP.
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
In June 2022, the Company sold and subsequently leased back two of its capital assets in Pennsylvania for total proceeds of $3,825, excluding transaction costs. Each transaction met the criteria for sale leaseback treatment. The leases were recorded as operating leases and resulted in a total lease liability and ROU asset of $2,102. Each of the lease agreements provide for a capital expenditure allowance of up to $3,000. The rent payments due under each lease will increase by a percentage of the capital expenditure allowance as funding occurs, and, therefore, each lease will be reassessed and remeasured as a modification upon such funding. During the three months ended September 30, 2022, we received a total of $3,215 under the capital expenditure allowance that was recorded as a tenant improvement allowance and resulted in $1,663 of additional lease liabilities based on the modified lease terms and a net gain of $279 during the three and nine months ended September 30, 2022, which is included in “General and administrative expenses” on the unaudited Condensed Consolidated Statement of Operations in the Financial Statements.
Refer to Note 10, “Leases,” in the Financial Statements for additional information regarding the Company’s leases.
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
While the Pandemic has not had a material impact on our results of operations to date, given the uncertainties associated with the Pandemic, we are unable to estimate the future impact of the Pandemic on our business, financial condition, results of operations, and/or cash flows in future periods. We believe we have sufficient liquidity available from cash and cash equivalents on hand of $91,393 as of September 30, 2022 to enable us to meet our working capital and other operating requirements, fund growth initiatives and capital expenditures, settle our liabilities, and pay scheduled interest payments on debt.
Legal Matters
Stockholder Dispute
On May 28, 2021, Senvest Management, LLC, Hadron Capital (Cayman) LTD., and Measure8 Venture Partners, LLC (collectively, the “Claimants”), as former holders of convertible notes issued and sold by the Company (the “AWH Convertible Promissory Notes”) pursuant to the Company’s Convertible Note Purchase Agreement, dated as of June 12, 2019 (the “2019 Convertible Note Purchase Agreement”), filed an arbitration demand, which was subsequently amended on July 28, 2021 (the “Arbitration Demand”), against the Company and its Chief Executive Officer at that time, Abner Kurtin, before the American Arbitration Association. In their Arbitration Demand, the Claimants take issue with the April 22, 2021 amendment of the terms of the 2019 Convertible Note Purchase Agreement (the “Amended Notes Consent”), which was approved by holders of approximately 66% of the principal amount of the AWH Convertible Promissory Notes, in excess of the simple majority required to amend the AWH Convertible Promissory Notes. The Amended Notes Consent set the conversion price of the AWH Convertible Promissory Notes at $2.96 per share. The Claimants alleged that the Amended Notes Consent was obtained improperly and is void. The Company disputed the Claimants’ allegations and contended that the Amended Notes Consent was properly obtained in accordance with the terms of the AWH Convertible Promissory Notes and 2019 Convertible Note Purchase Agreement and the Amended Notes Consent was binding on all holders of the AWH Convertible Promissory Notes.
The Company, Mr. Kurtin, and the Claimants entered into a settlement agreement, dated April 29, 2022, whereby the Company agreed to pay the Claimants a total of $5,000. This amount is reflected in the Financial Statements within “Settlement expense” on the unaudited Condensed Consolidated Statements of Operations for the nine months ended September 30, 2022 and was paid in May 2022.
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
Following receipt of such notice, on January 13, 2022, the Company filed a complaint against MedMen and others in the Commercial Division of the Supreme Court of the State of New York, requesting specific performance that the transactions contemplated by the Investment Agreement must move forward, and such other relief as the court may deem appropriate. On January 24, 2022, MedMen filed an answer and counterclaims against the Company. On February 14, 2022, the Company filed a first amended complaint, not only seeking specific performance but also damages related to MedMen’s breaches of the Investment Agreement. On that same day, the Company also filed a motion to dismiss the counterclaims. On March 7, 2022, MedMen filed an amended answer and counterclaims against the Company. On March 28, 2022, the Company moved to dismiss MedMen’s amended counterclaims. That motion remains pending.
On May 10, 2022, the Company and MedMen signed a term sheet, pursuant to which parties agreed to use best efforts to enter into a settlement agreement and enter into new or amended transactional documents. Specifically, if consummated, the agreements contemplated by the term sheet would entail, among other things, the Company paying MedMen $15,000 in additional transaction consideration, and MedMen withdrawing its counterclaims against the Company. Per the amended transaction terms contemplated in the term sheet, upon closing, the Company would receive a 99.99% controlling interest of MMNY and the Company would pay MedMen $74,000, which reflects the original transaction consideration plus an additional $11,000 per the parties’ term sheet. The Company already paid $4,000 as a deposit.
The amended transaction terms contemplated in the term sheet also would have required MedMen to provide a representation and warranty that the status of the MMNY assets has not materially changed since December 31, 2021 and an acknowledgement that the representations and warranties from the Investment Agreement will survive for three months after the closing of the contemplated transactions. The Company has determined that MedMen cannot make or provide the representations and warranties MedMen would have been required to make as part of the contemplated transactions. Therefore, the Company no longer intends to consummate the contemplated transactions.
On September 30, 2022, the Company filed a motion for leave to file a second amended complaint. The second amended complaint no longer seeks specific performance that MedMen be required to close the transactions contemplated by the Investment Agreement. The second amended complaint, however, continues to seek damages against MedMen, including, but not limited to, the return of the deposit, working capital advances, and capital expenditure advances paid to MMNY by the Company as well as other damages for MedMen’s failure to close the contemplated transactions. The motion remains pending. In addition, MedMen has notified the Company that MedMen anticipates seeking leave to file second amended counterclaims against the Company, but it has not yet done so.
Following the Company’s decision to no longer consummate the contemplated transactions, the Company expensed a total of $1,704 of capitalized costs, primarily consisting of build out costs or deposits that were incurred for certain locations. This write-off is included within “General and administrative expenses” on the unaudited Condensed Consolidated Statements of Operations in the Financial Statements for the three and nine months ended September 30, 2022 and within “Other” on the unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022.

Subsequent Transactions
Acquisition
Effective October 14, 2022, the Company acquired Marichron Pharma LLC, a medical cannabis processor in Ohio, for total consideration of approximately $2,750, consisting of cash consideration of $1,750, of which $1,500 was previously funded under a promissory note, and settlement of approximately $1,000 due under a working capital loan, subject to final adjustment. Refer to Note 6, “Notes Receivable,” in the Financial Statements for additional information regarding the promissory note and working capital loan.
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
As reflected in the Financial Statements, the Company had an accumulated deficit as of September 30, 2022 and December 31, 2021, as well as a net loss for the three and nine months ended September 30, 2022 and 2021, and negative cash flows from operating activities during the nine months ended September 30, 2022 and 2021, which are indicators that raise substantial doubt of our ability to continue as a going concern. Management believes that substantial doubt of our ability to continue as a going concern for at least one year from the issuance of our Financial Statements has been alleviated due to: (i) cash on hand and (ii) continued growth of sales from our consolidated operations. Management plans to continue to access capital markets for additional funding through debt and/or equity financings to supplement future cash needs, as may be required. However, management cannot provide any assurances that we will be successful in accomplishing our business plans. If we are unable to raise additional capital on favorable terms, if at all, whenever necessary, we may be forced to decelerate or curtail certain of our operations until such time as additional capital becomes available.
ITEM 4. CONTROLS AND PROCEDURES.
a.Disclosure Controls and Procedures.
As of the end of the period covered by this report, our Principal Executive Officers and Principal Financial Officer evaluated our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Principal Executive Officers and Principal Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission and (2) accumulated and communicated to our management, including our Principal Executive Officers and Principal Financial Officer, to allow timely decisions regarding required disclosure.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
On August 12, 2022, the Company entered into a definitive agreement that provides the Company the option to acquire 100% of the equity of Ohio Patient Access LLC. This agreement contains an earn-out provision that the sellers may elect to receive as either cash or shares of the Company’s Class A common stock, or a combination thereof. See Note 4, “Acquisitions,” “Ohio Patient Access,” to the Financial Statements in this Form 10-Q.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
Not applicable.

ITEM 6. EXHIBITS.
(a) EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Certificate of Incorporation	S-1	333-254800	3.4	April 23, 2021
3.2	Bylaws	S-1	333-254800	3.5	April 23, 2021
4.1†	Ascend Wellness Holdings, Inc. 2021 Stock Incentive Plan	S-8	333-257780	4.2	July 9, 2021
4.2†	Ascend Wellness Holdings, Inc. 2021 Employee Stock Purchase Plan	S-8	333-257780	4.3	July 9, 2021
4.3	Specimen Stock Certificate evidencing the shares of common stock	S-1	333-254800	4.1	April 15, 2021
4.4	Form of Registration Rights Agreement	S-1	333-254800	4.2	April 23, 2021
4.5	Form of Warrant Agreement between Ascend Wellness Holdings, Inc. and each of the several lenders, dated June 30, 2022	10-Q	333-254800	4.5	August 15, 2022
10.1*†	Amendment to Employment Agreement between Ascend Wellness Holdings, LLC and Abner Kurtin
31.1*	Certification of Periodic Report by Interim Co-Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Periodic Report by Interim Co-Principal Executive Officer and Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32‡	Certification of Interim Co-Chief Executive Officers and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Label Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Ascend Wellness Holdings, Inc.
November 14, 2022	/s/ Daniel Neville
Daniel Neville Interim Co-Chief Executive Officer (Interim Co-Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer)

November 14, 2022	/s/ Roman Nemchenko
Roman Nemchenko Executive Vice President, Chief Accounting Officer (Principal Accounting Officer)