Form 10-K
period 2022-12-31
Ascend Wellness Holdings, Inc.
filed 2023-03-15
CIK 1756390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Securities registered pursuant to Section 12(g) of the Act: None

Title of each class

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate by check mark whether the financial statements included in the filing reflects a correction of an error to previously issued financial statements:(1) Yes ☐ No ☐
Indicate by check mark whether any of those error corrections are restatements requiring a recovery analysis of incentive-based compensation under the registrant’s clawback policies:(1) Yes ☐ No ☐
(1)Not applicable.
Aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s Class A common stock on June 30, 2022 as reported on the Canadian Stock Exchange on that date: $293,389,682
As of March 13, 2023, there were 188,767,831 shares of the registrant’s Class A common stock, par value $0.001, and 65,000 shares of the registrant’s Class B common stock, par value $0.001, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain parts of the registrant’s Definitive Proxy Statement relating to the registrant’s 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

ASCEND WELLNESS HOLDINGS, INC
TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K for Ascend Wellness Holdings, Inc. and its subsidiaries (collectively referred to as “AWH,” “Ascend,” “we,” “us,” “our,” or the “Company”) contains both historical and forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, and forward-looking information, within the meaning of applicable Canadian securities laws, (collectively, “forward-looking statements”) that involve risks and uncertainties. We make forward-looking statements related to future expectations, estimates, and projections that are uncertain and often contain words such as, but not limited to, “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “likely,” “may,” “outlook,” “plan,” “predict,” “should,” “target,” or other similar words or phrases. Such forward-looking statements are made as of the date of this Form 10-K.
Forward-looking statements in this Form 10-K include, but are not limited to, statements with respect to: operating results; profitability; financial condition and resources; anticipated needs for working capital; liquidity; capital resources; capital expenditures; milestones; licensing milestones; information with respect to future growth and growth strategies; anticipated trends in the industry in with the Company operates; the Company’s future financing plans; timelines; currency fluctuations; government regulation; inflationary pressure; unanticipated expenses; commercial disputes or claims; limitations on insurance coverage; availability and expectations regarding of cash flow to fund capital requirements; the product offerings of the Company; the competitive conditions of the industry; the competitive and business strategies of the Company; on-going implications of the novel coronavirus (“COVID-19”); statements relating to the business and future activities of, and developments related to, the Company, including such things as future business strategy, competitive strengths, goals, expansion and growth of the Company’s business, operations and plans; and other events or conditions that may occur in the future.
These statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties, and assumptions that are difficult to predict. Factors that might cause such differences include, but are not limited to, those discussed in Part I of this Form 10-K under Item 1A., “Risk Factors,” and we urge readers to consider these risks and uncertainties in evaluating our forward-looking statements. Although the Company has attempted to identify important factors that could cause actual results to differ materially from those contained in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated, or intended. The forward-looking statements contained herein are based on certain key expectations and assumptions, including, but not limited to, with respect to expectations and assumptions concerning receipt and/or maintenance of required licenses and success of our operations, are based on estimates prepared by us using data from publicly available governmental sources as well as from industry analysis, and on assumptions based on data and knowledge of this industry that we believe to be reasonable. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made and are based on information currently available and on the then-current expectations. Readers are cautioned that forward-looking statements are not based on historical facts but instead are based on reasonable assumptions and estimates of management of the Company at the time that they were provided or made. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law. The forward-looking statements contained in this Form 10-K are expressly qualified in their entirety by this cautionary statement.

PART I
ITEM 1. BUSINESS
Background
Ascend Wellness Holdings, Inc. (“AWH,” “Ascend,” “we,” “us,” “our,” or the “Company”) is a vertically integrated multi-state cannabis operator focused on operating in adult-use or near-term adult-use states in primarily limited license markets. Ascend’s core business is the cultivation, manufacturing, and distribution of cannabis consumer packaged goods, which are sold through company-owned retail stores and to third-party licensed retail cannabis stores. The Company is a reporting issuer in the United States and in each of the provinces and territories of Canada. The Company’s shares of Class A common stock are listed in Canada on the Canadian Securities Exchange (“CSE”) under the symbol “AAWH.U.” and in the United States on the OTCQX Best Market (the “OTCQX”) under the symbol “AAWH.” Ascend is an emerging growth company under federal securities laws and as such Ascend is able to elect to follow scaled disclosure requirements for this filing.
The Company was founded in 2018 with initial operations in Illinois and has since expanded its operational footprint, primarily through acquisitions, and now has operations or financial interests in six U.S. geographic markets: Illinois, Massachusetts, Michigan, New Jersey, Ohio, and Pennsylvania. Subsequent to year-end, the Company entered definitive agreement to acquire assets which would expand its footprint to its seventh state, Maryland. As of December 31, 2022, Ascend had 24 open dispensaries, 20 of which are in states which have passed legislation permitting recreational cannabis. Subsequent to December 31, 2022, the Company opened dispensaries in New Bedford, Massachusetts and Grand Rapids, Michigan. The Company has fully-financed expansion plans to achieve 39 total open dispensaries by mid-2024 through licenses it already owns or licenses which it is under definitive agreement to acquire. This includes 4 dispensaries in Maryland that the Company expects to acquire pursuant to a definitive agreement that was signed in January 2023 and is pending regulatory approval. Ascend operates cultivation facilities in six states with approximately 245,000 square feet of canopy with an estimated total annual production capacity of approximately 122,000 pounds.
Ascend believes in bettering lives through cannabis. The Company’s mission is to improve the lives of its employees, patients, customers and the communities they serve through the use of the cannabis plant. As of March 1, 2023, AWH employed approximately 2,000 people across the cultivation, processing, retail, and corporate functions.
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
Outstanding Securities
As of December 31, 2022, the Company had approximately 200.9 million fully diluted shares outstanding, including approximately 188.0 million shares of Class A common stock, approximately 0.1 million shares of Class B common stock, and approximately 7.1 million total unvested restricted stock awards and restricted stock units. Additionally, there are approximately 5.7 million warrants outstanding, none of which are in the money based on the closing stock price of the shares of Class A common stock on the CSE on December 31, 2022 of $1.15 per share.
Financing History
Historically, Ascend used private financing as a source of liquidity for its short-term working capital needs and general corporate purposes. In August 2021, the Company entered into a new credit facility, which provides for a $210.0 million term loan (the “Term Loan”) that bears interest at a rate of 9.5% per annum, due quarterly. Proceeds from the Term Loan were used, in part, to prepay approximately $75.6 million of existing debt and the remainder will be used to finance future growth initiatives and acquisitions. During the second quarter of 2022, the Company borrowed an additional $65.0 million of term loans under the expansion feature of the credit facility for total borrowings of $275.0 million.
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
•In June 2022, the Company sold and subsequently leased back two of its capital assets in Pennsylvania for total proceeds of $3.8 million, excluding transaction costs. Each of the lease agreements provide for a capital expenditure allowance of up to $3.0 million.
On November 22, 2022, the Company filed a registration statement on Form S-3 (the “Registration Statement”) containing a base shelf prospectus with the SEC (the “Shelf Prospectus”), which Registration Statement became effective on December 22, 2022. A corresponding base shelf prospectus (the “Canadian Prospectus”) was filed with, and receipted by, the securities regulatory authorities in each of the provinces and territories Canada under the U.S.-Canada multijurisdictional disclosure system (MJDS). The Registration Statement and Canadian Prospectus qualify the distribution from treasury of up to an aggregate amount of $100 million worth of shares of Class A common stock, preferred stock, warrants, debt securities, subscription rights and/or units of the Company (“Securities”) for a period of three years. The terms of any Securities to be offered under the base prospectus will be specified in a prospectus supplement, which will be filed with the applicable U.S. and Canadian securities regulatory authorities in connection with any such offering. To date, no prospectus supplement has been filed. The Shelf Prospectus and the Canadian Prospectus were filed to provide maximum flexibility to pursue strategic initiatives.
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

Seller	Assets	Locations	Date	Additional Information
Revolution Cannabis-Barry, LLC	Cultivation	-Barry, IL	December 2018	This was the Company’s first operational cultivation facility. The Company has since expanded the site by adding a greenhouse, lab, and kitchen.
HealthCentral, LLC	2 Dispensaries	-Springfield, IL -Collinsville, IL	January 2019	These locations were initially medical dispensaries and have since become two of Ascend’s highest performing recreational stores, following the legalization of adult-use in January 2019.
MOCA, LLC	2 Dispensaries	-Chicago, IL (Logan Square and River North)	Signed in August 2020 and close in December 2020	This acquisition was the Company’s first entry into the Chicago market and was included in our consolidated results as a Variable Interest Entity (“VIE”) from August 2020 through closing in December 2020.
Southcoast Apothecary, LLC	1 Dispensary	-New Bedford, MA	Initial transaction closed in February 2020 and property purchase closed in August 2020	The New Bedford recreational dispensary opened in February 2023 and is our first expansion into Southern Massachusetts.
Greenleaf Compassion Center LLC	3 Dispensaries and 1 Cultivation	Medical dispensaries located in: -Montclair, NJ -Rochelle Park, NJ -Fort Lee, NJ Cultivation located in: -Franklin, NJ	September 2020	At the time of acquisition, only the Montclair location was operational. We subsequently opened the Rochelle Park dispensary in May 2021 and opened the Fort Lee dispensary in August 2022. All three dispensaries began by serving medical patients but transitioned to include adult-use customers during 2022 following the passage of legislation in the state.
Chicago Alternative Health Center, LLC and Chicago Alternative Health Center Holdings, LLC	2 Dispensaries	-Chicago, IL (Chicago Ridge and Archer)	Signed in December 2020 and closed in January 2022	Collectively referred to as “Midway,” at the time of signing, the Archer location was operational and the Ascend by Midway - Chicago Ridge location opened in April 2021. Midway has been included in our consolidated results as a VIE since the initial signing in December 2020.

FPAW Michigan 2, Inc.	6 Dispensaries	-3 dispensaries in the Grand Rapids, MI area -1 dispensary in the Ann Arbor, MI area -1 dispensary in Battle Creek, MI -1 dispensary in the Detroit, MI area	December 2020	FPAW Michigan 2, Inc. (“FPAW”) was owned by one of the founders of AWH, who assigned 99.9% of its membership interest to AWH in December 2020 and was consolidated as a VIE prior to that date. Two dispensaries in the Grand Rapids, MI area opened in September 2020 and March 2021, and a third opened in early 2023. The Battle Creek and Detroit area dispensaries each opened in June 2020 and the Ann Arbor dispensary opened in August 2020. AWH continues to consider further development of a second Ann Arbor location, as well as a location in East Lansing.
Hemma, LLC	1 Cultivation	-Monroe, OH	May 2021	AWH’s first cultivation site in Ohio with expansion potential.
BCCO, LLC	1 Dispensary	-Carroll, OH	October 2021	Medical dispensary located in the greater Columbus area.
Ohio Cannabis Clinic, LLC	1 Dispensary	-Coshocton, OH	December 2021	Medical dispensary located in the greater Columbus area.
Story of PA CR, LLC	6 Dispensaries and 1 Cultivation	-1 Scranton, PA -1 Wayne, PA	April 2022	Clinical Registrant license permitting 6 dispensaries and 1 cultivation facility in Pennsylvania. 2 dispensaries have opened subsequent to purchase; 4 are still in development. 6,000 square feet of canopy have been added to the cultivation facility.
Ohio Patient Access LLC	3 Dispensaries	-1 Sandusky, OH -1 Piqua, OH -1 Cincinnati, OH	Definitive agreement signed in August 2022; final close is pending regulatory approval	AWH is in the process of building the 3 dispensaries. The Company plans for Cincinnati to be a “flagship” location.
HG Holding, LLC	1 Dispensary	-1 Tinley Park, IL	Definitive agreement signed in August 2022; final close is pending regulatory approval	AWH is in the process of building the dispensary license acquired in Tinley Park.
InLabs LLC	1 Dispensary	-1 Northlake, IL	Definitive agreement signed in August 2022; final close is pending regulatory approval	AWH is in the process of building the dispensary license acquired and secured a lease in Northlake, IL.

Marichron Pharma LLC	1 Processing Facility	-1 Columbus, OH	October 2022	The Company closed on the acquisition to acquire a processing facility which will process material produced at the nearby Monroe, OH cultivation facility.
Devi Holdings, Inc	4 Dispensaries	- 1 Aberdeen, MD - 1 Crofton, MD - 1 Ellicott City MD -1 Laurel, MD	Definitive agreement signed in January 2023; final close is pending regulatory approval	Subsequent to year-end, the Company signed definitive agreement to acquire 4 dispensaries in Maryland.
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
The consumer products portfolio is generated primarily from plant material that the Company grows and processes. As of December 31, 2022, AWH produces consumer-packaged goods in six manufacturing facilities with 245,000 square feet of cumulative canopy and total capacity of 122,500 pounds annually. As of December 31, 2022, the product portfolio consists of 497 SKUs, across a range of cannabis product categories, including flower, pre-rolls, concentrates, vapes, edibles, and other cannabis-related products. All of the expansion plans are subject to capital allocation decisions, the evolving regulatory environment and the COVID-19 pandemic. See “Forward-Looking Statements.”
Product Offering
Ascend produces and distributes cannabis products for its wholesale partners and AWH owned retail stores. Ascend’s goal is to provide wholesale partners and retail customers with consistent access to quality cannabis products while maintaining a variety of form-factors and SKUs. Ascend currently produces its full product set with multiple form factors in Illinois where it has a lab and kitchen. Ascend is in the process of building labs and kitchens at many of its other cultivation facilities so it can produce other form factors such as edibles, in addition to flower and pre-rolls, in all of the states in which it operates. Ascend’s in-house brands offer a variety of options to satisfy every potential customer’s budget and preference. Ascend’s approach to branding is to have brands that fit the “good”, “better”, and “best” consumer categories. The in-house brands include: SimplyHerb, Ozone, and Ozone Reserve. SimplyHerb is the “good” brand and the most price accessible product with SKUs targeted for the price conscious, value-driven buyer. SimplyHerb is currently produced and sold in Illinois, Massachusetts, Michigan, and New Jersey. Ozone is the “better” brand aimed at providing quality products to the seasoned connoisseur as well as the canna-curious. Ozone is currently produced and sold in Illinois, Massachusetts, Michigan, New Jersey, and Ohio. Ozone Reserve is the “best” offering with premier products including exotic flower, refined concentrates, purified oils, as well as resins and distillates. Ozone Reserve is currently produced and sold in Illinois, Massachusetts, and New Jersey.

In addition to producing its own brands, AWH also partners with multiple premiere brands for which it cultivates and sells products targeted to different demographics. Among our partners are Miss Grass, Lowell Farms, Flower by Edie Parker, 1906, and AiroPro. This model allows AWH to target customer demographics that complement its base-markets and leverage brand recognition of our partners, while crafting and selling their tried-and-true products. For example:
•Miss Grass offers an assortment of pre-roll products that skew to the female demographic. Their “high-times,” “all times,” “good times,” and “half times” mini pre-roll have been well received at AWH retail stores and amongst its wholesale offering.
•Lowell Smokes, by Lowell Farms, allows AWH to leverage the Lowell Farms brand amongst the male demographic seeking premium pre-rolls.
•Edie Parker is a Women-led fashion and lifestyle company that launched a cannabis brand, “Flower by Edie Parker.” The Flower by Edie Parker line provides AWH with a product aimed to attract the female consumer.
•1906 is a brand targeted to consumers looking for premier edible experiences. 1906 gives AWH the ability to provide a competitive edible offering.
•AiroPro is dedicated to perfecting the union between technology and personal vaporizers, with advanced Airo Pro vapor systems designed to create the ideal vaping experience.
While the Company aims to have a plethora of brand offerings, its goal is to have 50% of products sold in Ascend retail dispensaries being in-house or partner branded products. With this strategy, AWH expects to benefit from vertical margins, while maintaining an offering with options and variety for its retail consumers. No customer represented more than 10% of the Company’s net revenue during 2022, 2021, or 2020.
Strategy
AWH is committed to running the business aligned with its core strategic principles. These include a focus on:
•Achieving vertical integration and scale in limited-license markets. The Company is committed to being vertically integrated in every state in which it operates and having 50% of its retail sales come from products it manufactures or produces. This entails controlling the entire supply chain from seed to sale. AWH is currently vertically integrated in all six states of operation. Four of the six markets in which AWH operates, are in states that pose restrictions limiting the number of licenses allowable, creating a more competitive dynamic. AWH is committed to being a top player in each of the states in which it operates. AWH does not intend to expand to new states without obtaining a large presence and proposes to expand to a new state if it has plans to expand operations to meet the states maximum allowable number of dispensaries and cultivation footprint.
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
General Development of the Business
As of December 31, 2022, AWH has direct or indirect operations or financial interests in six U.S. geographic markets: Illinois, Massachusetts, Michigan, New Jersey, Ohio, and Pennsylvania. AWH has expanded its operational footprint primarily through several acquisitions as identified above. See acquisition history in “History of the Company.”
In addition to the acquisitions the Company has made, AWH has benefited from several cultivation expansion opportunities. Since inception in 2018, the Company completed cultivation builds in Illinois, Massachusetts, Michigan, Pennsylvania, New Jersey, and Ohio. The Company is considering expanding the New Jersey cultivation further and may consider adding additional cultivation capacity to Pennsylvania and Ohio once there is visibility on the start of adult-use sales in those states.
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
Cultivation
AWH’s cultivation practices have been engineered for scalability and repeatability as the Company expands into additional states. AWH aims to continuously refine cultivation operations to rapidly scale output without sacrificing quality and consistency. Future expansion is planned to provide the infrastructure to diversify the seed supply and further mechanize and automate harvest operations. AWH believes it will be able to continue to rapidly improve cultivation by increasing yields by dialing in genetics and enhancing environmental conditions. AWH is focused on driving biomass cost per gram lower with the goal of creating a competitive advantage in the limited license states in which the Company operates. AWH has used strain rationalization, improved cultivation practices, and investments in technology to drive higher yields per square foot than the industry average.
Manufacturing
AWH’s manufacturing operations are centered around the quality of products and the efficiency of production. AWH strives to produce high quality, consistent products across its manufacturing facilities, and has implemented strict brand and quality assurance standards and standard operating procedures in an effort to ensure consistent product and consumer experience across all operating markets. AWH is focused on scaling capacity, improving yields, and increasing efficiency. AWH is standardizing and increasing capacity in hydrocarbon and ethanol extraction wherever possible with the goal of maximizing product quality and throughput and improving crude yields and is making investments in manufacturing and extraction technology, including high speed flower packaging, cartridge filling and automated pre-rolling as drivers of labor efficiency.

Wholesale distribution
During the fourth quarter of 2022, approximately 55% of AWH wholesale sales were generated by sales of Ascend products to third-party retailers. AWH aims to grow the wholesale business to half of the total business by: 1) increasing wholesale market share and expanding penetration within wholesale distribution, 2) selling higher volumes of product to wholesale customers, and 3) expanding the category set to higher value products sold to wholesale customers. As of December 31, 2022, AWH sold products to 99% of the dispensaries in Illinois, but the Company has room to significantly increase market penetration across its other states. AWH has internal sales managers dedicated to these penetration efforts.
AWH is also acutely focused on category management and expansion. AWH’s development efforts are focused on pre-rolls, vapes, edibles, and other ready-to-use product forms that it expects to outperform whole flower over time. The Company is also concentrating on expanding the vape offering, including live products and ratio products that represent fast growing segments of the vape category, and expanding the pre-roll offering. The Company expects the pre-roll category to grow significantly as the preferred way to consume flower for many customers. In 2021, AWH launched a pre-roll partnership with Lowell Smokes and in 2022 the Company launched multiple additional pre-roll SKUs in smaller sizes, innovative multi-pack options, and premium infused pre-rolls. During 2022, the Company also launched a pre-roll partnership with Miss Grass that has been well received by customers. AWH continues to expand the edibles manufacturing capabilities to provide micro-dose product forms along with additional forms desired by the market. Strategic partnerships are a key part of diversifying and expanding the Company’s offering.
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
•Omni-channel experiences. As customer shopping preferences continue to evolve and customers increasingly shop across multiple channels, AWH strives to create a best-in-class, omni-channel customer experience. These experiences have been especially critical to operations during the COVID-19 pandemic. Omni-channel experiences include:
◦Reserve-Online-Pickup-in-Store. This allows customers to purchase merchandise through letsascend.com and pick-up the merchandise in-store, which often drives incremental in-store sales. Over 90% of customers in Collinsville utilize the Reserve-Online-Pickup-in-Store option.

◦Delivery. AWH now has delivery programs out of Newton, Massachusetts; Boston Massachusetts; and throughout Michigan. Delivery enables AWH to bring customers the products they enjoy straight to the comfort of their homes.
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
Environmental, Social, and Governance
Environmental, Social, and Governance (“ESG”) initiatives are at the core of AWH’s guiding principles. AWH is committed to creating an inclusive, sustainable company that provides best-in-class governance. Below are a few of the key ESG initiatives at AWH.
•Social Justice. While AWH understands and appreciates how fortunate the Company is to be in a position to help build and guide the future of modern cannabis, AWH is also acutely aware of the lives that have been destroyed, especially in minority communities, through decades of unjust laws and inequitable enforcement. AWH has been a long standing partner with the Last Prisoner Project (“LPP”) to support their effort to push to get non-violent offenders released from prison. Since the inception of our partnership in 2020, together with our customers, contributions to LPP have surpassed $2 million. This partnership directly enabled: the release of 21 constituents, matching 60 constituents with pro bono attorneys, and $1 million in micro-grants. In addition to this partnership, AWH’s in-house Social Equity team hosted five expungement clinics during 2022 providing expungement and other legal services to formerly incarcerated individuals. Among other things, the internal Social Equity team also offered technical assistance to 25 social equity applicants.
•Governance. Governance and disclosure are important to AWH. This year, the Compensation and Governance Committee and the Audit Committee became fully independent. The Company provides GAAP financials and publishes its key governance policies, as well as provides access to its whistleblower hotline on its investor website.
•Environmental. In January 2022, AWH began planting in its first greenhouse at our Barry, Illinois cultivation location. Greenhouses consume less energy than indoor grows because they subsidize their energy needs with the sun. On average, the greenhouse consumed less than 20% of power per sq. ft of cultivation compared to the rest of the portfolio. This year, AWH also participated in its first 21-day eco-challenge, during which individuals tasked themselves to make small changes that have a positive impact on communities and the planet. 67 Ascend employees completed 1,260 actions during the challenge, resulting in: 10,000 gallons of water saved, 104 donations made to organizations to support the planet, 1,165 pounds of CO2 saved, and 240 vegan were meals consumed, among other contributions. AWH will continue to explore other solutions to lower its environmental impact.

Human Capital
As of December 31, 2022, we had approximately 2,200 employees, approximately 90% of whom were in field operations and approximately 10% of whom were in corporate administrative and management. Approximately 23% were represented by five collective bargaining agreements that were entered during 2022 with local chapters of labor unions, with expiration dates ranging from January 2025 to June 2025. One additional collective bargaining agreement was entered into during January 2023 and expires in January 2026. We have not experienced any significant work slowdowns, stoppages, or other labor disruptions. The Company considers its employee relations to be generally positive.
We offer our employees opportunities to grow and develop their careers and provide them with a wide array of company paid benefits and compensation packages which we believe are competitive relative to our peers in the industry. As of December 31, 2022, 23% of leadership positions (defined as supervisor and above) were held by racial minorities and 38% of leadership positions were held by women. AWH will continue to work towards achieving a more equitable balance of genders and races across the company and in leadership.
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
Cultivation assets:
Across its cultivation assets, as of December 31, 2022, AWH had 245,000 square feet of total canopy, which is defined as the square footage of flower, vegetation, and propagation tables. The Company estimates each square foot of total canopy has the power to generate approximately half a pound of cannabis per year. All of the Company’s cultivation and planned cultivation facilities are indoor, with the exception of the 55,000 square foot greenhouse in Illinois. The Company believes that indoor grow facilities allow for fine-tuned controls which help enable AWH to grow high-quality cannabis. All of the cultivation projects underway are expansion projects to existing cultivation facilities. The Company deems these as lower risk than green fielding at new sites that are not yet permitted for cultivation operations. The new cultivation plans are flexible and will ultimately depend on market conditions, local licensing, construction, and other regulatory permissions. All of our expansion plans are subject to capital allocation decisions, the evolving regulatory environment and the COVID-19 pandemic. See “Forward-Looking Statements.”

State	Square Feet of Canopy as of December 31, 2022	Additional Comments
Illinois	113,000	Located in Barry, Illinois, the cultivation facility also has ethane and butane-based extraction equipment and kitchen.
Michigan	28,000	Located in Lansing, Michigan, the cultivation facility has 28,000 square feet of canopy. The Company added a kitchen in 2022.
Massachusetts	54,000	Located in Athol, Massachusetts, the cultivation facility underwent a phase 2 expansion which it completed in 2022. The Company recently added ethane and butane-based extraction equipment and kitchen.
New Jersey	42,000	Located in Franklin, New Jersey, the cultivation facility recently underwent expansion adding 22,000 square feet of canopy and a lab and kitchen.
Ohio	2,000	Located in Monroe, Ohio the facility currently has 2,000 square feet of canopy. In October 2022, the Company completed an acquisition of a processing facility located near the cultivation facility.
Pennsylvania	6,000	Located in Smithfield, Pennsylvania the facility currently has 6,000 square feet of canopy.
Dispensary assets
As of December 31, 2022, AWH had 24 open and operating retail locations. AWH anticipates expanding to 39 open and operating dispensaries by mid-2024, including acquisitions that are pending close. The new store opening plans are also flexible and will ultimately depend on market conditions, local licensing, construction, and other regulatory permissions. All of the dispensary plans are subject to capital allocation decisions, the evolving regulatory environment and the COVID-19 pandemic. See “Forward-Looking Statements.”

State	Open Dispensaries as of December 31, 2022	Owned or Pending Dispensaries and Licenses as of December 31, 2022 (includes pending acquisitions)	Comments(1)
Illinois	8	10	4 dispensaries in the Chicago area; 2 in Southern IL bordering Missouri; 2 near Springfield, IL. The state caps recreational dispensary licenses at 10 stores per owner. The Company has entered definitive agreements to acquire 2 additional licenses which would bring it to the 10 state cap.
Massachusetts	2	3	Open dispensaries at year end included 1 in downtown Boston and 1 in Newton; subsequently opened 1 dispensary in New Bedford. The state caps recreational dispensary licenses at 3 stores per owner.
New Jersey	3	3	1 dispensary in Rochelle Park; 1 in Montclair; 1 in Fort Lee. The state caps recreational dispensary licenses at 3 stores per owner.
Michigan	7	8	7 dispensaries throughout the state; 1 in Grand Rapids opened in March 2023.
Ohio	2	5	2 dispensaries in the greater Columbus area. The state caps dispensary licenses at 5 stores per owner. The Company has entered definitive agreement to acquire 1 license which would permit them to 3 additional dispensaries which would bring it to the 5 state cap.
Pennsylvania	2	6	The Company opened its Scranton and Wayne dispensaries in Q4 2022. It plans to open the remaining 4 over the next year.
(1)See “Forward-Looking Statements.”

Licenses
The following chart summarizes the U.S. states in which we operate or have an investment as of December 31, 2022, along with the nature of the operations, whether such activities carried on are direct, indirect or ancillary in nature, the number of dispensary, cultivation and other licenses held by each entity, and whether such entity has any operation, cultivation, or processing facilities.

State	Entity	Adult-Use/Medical	Direct/Indirect/ Ancillary	Dispensary Licenses	Cultivation/ Processing/ Distribution Licenses	Operational Dispensaries	Operational Cultivation/ Processing Facilities
Illinois	HealthCentral LLC	AU, M	Direct	6	—	4	—
Illinois	Revolution Cannabis-Barry LLC	AU, M	Direct	—	3	—	1
Illinois	MOCA LLC	AU, M	Direct	3	—	2	—
Illinois	Chicago Alternative Health Center, LLC	AU, M	Direct	3	—	2	—
Mass.	MassGrow LLC	AU	Direct	—	2	—	1
Mass.	Ascend Mass LLC	AU	Direct	2	—	2	—
Mass.	Southcoast Apothecary LLC	AU	Direct	1	—	—(1)	—
New Jersey	Ascend New Jersey LLC	M, AU	Direct	6	4	3	1
Michigan	FPAW Michigan LLC	AU, M	Direct	11	19	7	1
Ohio	BCCO, LLC	M	Direct	1	—	1	—
Ohio	Ohio Cannabis Clinic, LLC	M	Direct	1	—	1	—
Ohio	Hemma, LLC	M	Direct	—	2	—	1
Ohio	Marichron Pharma, LLC	M	Ancillary	—	1	—	1
Pennsylvania	Story of PA, LLC	M	Direct	2	1	2	1
Total				36	32	24	7
(1)Opened during the first quarter of 2023.
Competitive Conditions
Competition
The Company primarily competes with:
•Multi-State Operators (“MSOs”). AWH competes with MSOs from a retail and wholesale perspective, including Trulieve Cannabis Corp., Jushi Holdings Inc., Verano Holdings Corp., Cresco Labs Inc., Green Thumb Industries Inc., Curaleaf Holdings Inc., TerrAscend Corp., and Ayr Wellness Inc, among others. The specific competitors vary for each state of AWH’s operations. For example, Cresco is AWH’s primary wholesale competitor in Illinois, but not as big of a wholesale competitor in New Jersey.
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
•Access to capital. The Company’s access to capital helps it compete, particularly, against the SSOs who may not have the resources that AWH does. AWH management has also been able to leverage its extensive capital markets knowledge, securing $275.0 million in senior debt with an interest rate of 9.5% per annum, which at the time of the deal was an industry leading cost of capital.
•States of operation. With the exception of Michigan and New Jersey, all of AWH’s states of operation are limited license.
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
Overview of Government Regulation
On February 8, 2018, the Canadian Securities Administrators revised their previously released Staff Notice 51-532 – Issuers with U.S. Marijuana-Related Activities (“Staff Notice 51-532”), which provides specific disclosure expectations for issuers that currently have, or are in the process of developing, cannabis related activities in the United States as permitted within a particular State’s regulatory framework. In accordance with the Staff Notice 51-532, below is a discussion of the federal and state-level U.S. regulatory regimes in those jurisdictions where we are currently directly involved, through our subsidiaries, in the cannabis industry. Our subsidiaries and licensed operators with which we have contractual relationships are directly engaged in the manufacture, possession, sale, or distribution of cannabis in the adult-use and/or medical cannabis marketplace in the states of Illinois, Massachusetts, Michigan, New Jersey, Ohio, and Pennsylvania. Further, on January 25, 2023, we entered into a definitive agreement (the “Maryland Agreement”) to acquire 100% of the membership interests of Devi Holdings, Inc. (“Devi”), which owns and operates four licensed medical cannabis dispensaries in Maryland. Under the Maryland Agreement, we will also acquire the real property of the four dispensary locations. The Maryland Agreement is subject to regulatory review and approval. In accordance with Staff Notice 51-532, we evaluate, monitor, and reassess this disclosure, and any related risks, on an ongoing basis and the same will be supplemented and amended to investors in public filings, including in the event of government policy changes or the introduction of new or amended guidance, laws, or regulations regarding cannabis regulation. We intend to promptly remedy any known occurrences of non-compliance with applicable state and local cannabis rules and regulations, and intend to publicly disclose any material non-compliance, citations, or notices of violation which may have an impact on our licenses, business activities, or operations. The Company has received and continues to receive legal input regarding (a) compliance with applicable state regulatory frameworks in the states of Illinois, Massachusetts, Michigan, New Jersey, Ohio, Pennsylvania, and Maryland and (b) potential exposure and implications arising from U.S. federal law. The Company receives such advice on an ongoing basis but has not received a formal legal opinion on such matters.

The U.S. federal government regulates drugs through the Controlled Substances Act (21 U.S.C. § 811) (the “CSA”), which places controlled substances, including cannabis, in a schedule. Cannabis is classified as a Schedule I controlled substance. The CSA explicitly prohibits the manufacturing, distribution, selling, and possession of cannabis and cannabis-derived products as a consequence of its Schedule I classification. Classification of substances under the CSA is determined jointly by the United States Drug Enforcement Administration (the “DEA”) and the FDA. The United States Department of Justice (the “DOJ”) defines Schedule I drugs and substances as drugs with no currently accepted medical use, a high potential for abuse, and a lack of accepted safety for use under medical supervision. However, the FDA has approved Epidiolex, which contains a purified form of cannabidiol (“CBD”), a non-psychoactive cannabinoid in the cannabis plant, for the treatment of seizures associated with two epilepsy conditions. The FDA has not approved cannabis or cannabis derived compounds as a safe and effective drug for any other condition. Moreover, under the 2018 Farm Bill or Agriculture Improvement Act of 2018, CBD remains a Schedule I controlled substance under the CSA, with a narrow exception for hemp which is defined as cannabis with a tetrahydrocannabinol (“THC”) concentration of less than 0.3% on a dry weight basis.
Unlike in Canada, where federal legislation uniformly governs the cultivation, distribution, sale, and possession of medical and adult-use cannabis under the Cannabis Act, S.C. 2018, c. 16, and the Cannabis for Medical Purposes Regulations, cannabis is largely regulated at the state level in the United States. To date, there are 37 states, plus the District of Columbia (and the territories of Guam, Puerto Rico, the U.S. Virgin Islands and the Northern Mariana Islands), that have laws and/or regulations that recognize, in one form or another, legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. In addition, the Northern Mariana Islands, Guam, the District of Columbia, and 21 states, including Alaska, Arizona, California, Colorado, Connecticut, Illinois, Maine, Maryland, Massachusetts, Michigan, Missouri, Montana, Nevada, New Jersey, New Mexico, New York, Oregon, Rhode Island, Vermont, Virginia, and Washington have legalized cannabis for adult-use. Eleven states have also enacted low-THC/high-CBD only laws for medical cannabis patients.
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
Despite these laws, the U.S. Department of the Treasury’s United States Financial Crimes Enforcement Network (“FinCEN”) issued a memorandum (the “FinCEN Memorandum”) outlining guidance for financial institutions that bank state-sanctioned cannabis businesses in compliance with federal enforcement priorities. The FinCEN Memorandum echoed the enforcement priorities of the Cole Memorandum. Under these guidelines, financial institutions must submit a Suspicious Activity Report (“SAR”) in connection with all cannabis-related banking activities by any client of such financial institution, in accordance with federal money laundering laws. These cannabis-related SARs are divided into three categories - cannabis limited, cannabis priority, and cannabis terminated - based on the financial institution’s belief that the business in question follows state law, is operating outside of compliance with state law, or where the banking relationship has been terminated, respectively. On the same day that the FinCEN Memorandum was published, the DOJ issued a memorandum (the “2014 Cole Memorandum”) directing prosecutors to apply the enforcement priorities of the Cole Memorandum in determining whether to charge individuals or institutions with crimes related to financial transactions involving the proceeds of cannabis-related conduct. The 2014 Cole Memorandum has been rescinded as of January 4, 2018, along with the Cole Memorandum, removing guidance that enforcement of applicable financial crimes against state-compliant actors was not a DOJ priority.
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
One legislative safeguard for the medical cannabis industry, appended to the federal budget bill, remains in place following the rescission of the Cole Memorandum. For fiscal years 2015, 2016, 2017, 2018, 2019, 2020, 2021 and 2022, Congress has included a rider to the Consolidated Appropriations Acts (currently referred to as the “Rohrabacher/Blumenauer Amendment”) to prevent the federal government from using congressionally appropriated funds to enforce federal cannabis laws against regulated medical cannabis actors operating in compliance with state and local law. The Rohrabacher/Blumenauer Amendment was included in the Consolidated Appropriations Act, 2022 signed into law by President Biden on March 15, 2022. The Rohrabacher/Blumenauer Amendment will remain effective through December 16, 2022. The Rohrabacher/Blumenauer Amendment was included in the Consolidated Appropriations Act, 2023 signed into law by President Biden on December 29, 2022. The Rohrabacher/Blumenauer Amendment will remain in effect through the fiscal year, which ends September 30, 2023. There is no guarantee that the Rohrabacher/Blumenauer Amendment will be included in the omnibus appropriations package or a continuing budget resolution once the current Consolidated Appropriations Act, 2023 expires.
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
On December 4, 2020, the House of Representatives passed the Marijuana Opportunity Reinvestment and Expungement Act of 2019 (the “MORE Act”). The MORE Act would provide for the removal of cannabis from the list of controlled substances in the CSA and other federal legislation. It would end the applicability of Section 280E to cannabis businesses but would impose a 5% federal excise tax. The MORE Act was not passed by the Senate prior to the end of the 116th Congress, but an updated version was subsequently reintroduced in the House of Representatives on May 28, 2021. On September 30, 2021, the House Judiciary Committee voted to advance the MORE Act once again in a first step towards passage in the full Hose. On April 1, 2022, the House of Representatives passed the MORE Act once again. Before it could become law, the MORE Act would need to be passed by the Senate and then signed into law by the president. There is no guarantee the MORE Act will become law in its current form.
H.R. 1595, the SAFE Banking Act of 2019, which would expand financial services in the United States to cannabis-related legitimate businesses and service providers, was introduced in the House of Representatives on March 7, 2019 with bipartisan support. On April 11, 2019, S. 1200, the Senate version of the SAFE Banking Act, was filed. This bill also has bipartisan support and more than a fifth of the total Senate, 27 members, co-sponsored it. On September 25, 2019, H.R. 1595 passed in the House of Representatives by a vote of 321 to 103, but it stalled in the Senate. The SAFE Banking Act passed the House again on May 15, 2020, when it was included in the COVID-19 stimulus bill, the Health and Economic Recovery Omnibus Emergency Solutions Act. However, that measure also stalled in the Senate. The SAFE Banking Act passed the House again on April 19, 2021 as H.R. 1996, by a vote of 321 – 101. On September 23, 2021, the House approved the National Defense Authorization Act (“NDAA”) that contained the provisions of the SAFE Banking Act. The SAFE Banking Act was subsequently removed from the NDAA by the House-Senate conference committee on December 7, 2021, and was not included in the final version of the NDAA. On February 4, 2022, the House approved The America COMPETES Act of 2022, which includes the provisions of the Safe Banking Act. The Senate’s final version of the bill, which was passed on March 28, 2022, removed the provisions related to the SAFE Banking Act. There is no guarantee the SAFE Banking Act will become law in its current form, if at all.
On July 21, 2022, the Cannabis Administration and Opportunity Act (“CAOA”) was introduced in the Senate. The CAOA, if enacted, would, among other impacts, remove marijuana from the CSA, impose excise taxes on the sale of marijuana, and create a federal regulatory framework for the marijuana industry. There is no certainty that the CAOA will become law in its current form or at all.
On October 6, 2022, President Biden announced that he directed the Secretary of the United States Department of Health and Human Services and Attorney General Merrick Garland to initiate a review of marijuana’s classification as a Schedule I controlled substance under the CSA. The timing and outcome of this review is uncertain and there is no certainty that marijuana will be placed under a different schedule or de-scheduled, and there is also no certainty as to the impacts such actions would have on our business or the marijuana industry as a whole, particularly when considering potential implications for federal regulation and interstate commerce.
On December 2, 2022, President Biden signed into law H.R. 8454, the “Medical Marijuana and Cannabidiol Research Expansion Act,” (the “Research Expansion Act”) which establishes a new registration process for conducting research on marijuana and for manufacturing marijuana products for research purposes and drug development. The Research Expansion Act is the first piece of standalone federal cannabis reform legislation in U.S history. Among other things, the Research Expansion Act ; (i) directs the DEA to register practitioners to conduct cannabis and CBD research and manufacturers to supply cannabis for research purposes; (ii) expressly allows the DEA to register manufacturers and distributors of cannabis or CBD for the purposes of commercial production of a drug approved by the FDA; (iii) requires the DEA to assess whether there is an adequate and uninterrupted supply of cannabis for research purposes; (iii) permits registered entities to manufacture, distribute, dispense, or possess cannabis or CBD for purposes of medical research; (iv) clarifies that physicians do not violate the CSA when they discuss the potential harms and benefits of cannabis and CBD with patients; and (v) directs the DHHS to coordinate with the National Institutes of Health and other agencies to report on the “therapeutic potential” of cannabis for conditions such as epilepsy, and the impact of cannabis on adolescent brain development.
The NDAA for Fiscal Year 2023 was signed into law by President Biden on December 23, 2022. The NDAA, which passed in the House of Representatives on December 8, 2022 and the Senate on December 15, 2022, failed to include the Safe Banking Act or any of its provisions.
The Consolidated Appropriations Act, 2023 was signed into law by President Biden on December 29, 2022. The Consolidated Appropriations Act, 2023, which passed the House of Representatives on December 23, 2022, and the Senate on December 22, 2022, failed to include the Safe Banking Act or any of its provisions.
As of December 31, 2022, there can be no assurance that the CAOA, the Safe Banking Act, or similar comprehensive legislation that would de-schedule cannabis and/or decriminalize cannabis will be passed in the near future or at all. Further, there is also no certainty as to the impacts such actions would have on our business or the marijuana industry as a whole, particularly when considering potential implications for federal regulation and interstate commerce.
Compliance with Applicable State Laws in the United States
We are in compliance with applicable cannabis licensing requirements and the regulatory framework enacted by each state in which we currently operate. We have in place a detailed compliance program and an internal legal and compliance department, and we are building out our operational compliance team across all states in which we operate. Our compliance department is overseen by our President and further consists of compliance professionals who oversee and ensure compliance in each of our jurisdictions and facilities. We also have external state and local regulatory/compliance counsel engaged in every jurisdiction in which we operate.
We provide training for all relevant employees, using various methods on the following topics relevant to job tasks: compliance with state laws and rules; patient education materials; education materials for recreational customers; security in our facilities and establishments; handwashing and sanitation practices; packaging procedures; state mandated tracking software; establishment specific tracking; track and trace; inventory and POS software; audit procedures; epidemic responses; emergency situation response; dispensing procedures; patient/client check-in procedure; employee education and consultation materials; packaging and labeling requirements; cannabis waste and destruction; active shooter response; robbery response; fire response; bomb-threat response; sexual harassment; drug free workplace; internet and phone usage; discrimination harassment; workplace violence; hygiene and clothing requirements; hand washing; medical emergency response; biocontamination response; gas leak response; visitor access; discounts for special groups; customer loyalty programs; client intake; storage and recall of products; the science of cannabis; speaking with physicians; edibles education; reconciling transactions; inventory control; receiving inventory; shipping inventory; corrective and preventive action plans; filing corrective and preventive action reports; pesticides; wastewater; irrigation systems; fertilizer; beneficial organisms; climate control; transplanting; inventory tagging; pruning; defoliation; drying, trimming and curing; storage of products; maintaining confidentiality; cash handling; and preventing diversion of products.
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
Further, we have created comprehensive standard operating procedures that include detailed descriptions and instructions for receiving shipments of inventory, inventory tracking, recordkeeping and record retention practices related to inventory. We also have comprehensive standard operating procedures in place for performing inventory reconciliation, and ensuring the accuracy of inventory tracking and recordkeeping. We maintain accurate records of our inventory at all licensed facilities. Adherence to our standard operating procedures is mandatory and helps ensure that our operations are compliant with the rules set forth by the applicable state and local laws, regulations, ordinances, licenses and other requirements. We enforce adherence to standard operating procedures by regularly conducting internal inspections and ensures that any issues identified are resolved quickly and thoroughly.
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
In June 2019, Illinois legalized adult-use cannabis pursuant to the Cannabis Regulation and Tax Act (the “IL Act”). Effective January 1, 2020, Illinois residents 21 years of age and older may possess up to 30 grams of cannabis (non-residents may possess up to 15 grams). The IL Act authorizes the Illinois Department of Financial and Professional Regulation (the “IDFPR”) to issue up to 75 Conditional Adult Use Dispensing Organization licenses before May 1, 2020 and an additional 110 conditional licenses during 2021. No person may hold a financial interest in more than 10 dispensing organizations. Existing medical dispensaries were able to apply for an “Early Approval Adult Use Dispensing Organization License” to serve adult purchasers at an existing medical dispensary or at a secondary site. The IDFPR also held an application period for Conditional Adult Use Cannabis Dispensary Licenses from December 10, 2019 through January 2, 2020. On September 3, 2021, the IDFPR announced the results of the lotteries to award 185 conditional adult use dispensing licenses. On June 23, 2022, a corrective lottery was conducted for up to 75 additional licenses. As of December 12, 2022, 192 conditional licenses have been issued. On January 30, 2023, the IDFPR began accepting applications for 55 additional Conditional Adult Use Cannabis Dispensary Licenses which will be distributed across 17 Bureau of Labor Statistics (“BLS”) regions to candidates that meet certain social equity eligibility criteria.
The Illinois Department of Agriculture (the “IL Ag. Department”) is authorized to make up to 30 cultivation center licenses available for medical and adult-use programs. As with existing medical dispensaries, existing cultivation centers were able to apply for an “Early Approval Adult Use Cultivation Center License.” The IL Act requires the IL Ag. Department to issue up to 60 craft grower licenses by December 21, 2021, and states the IL Ag. Department may also issue up to 60 infuser licenses by the same date. On August 2, 2021, the IL Ag. Department announced that it had issued 32 initial craft grow licenses, 28 infuser licenses, and 9 transporter licenses. As of June 1, 2022, the IL Ag. Department has awarded a total of 341 adult use cannabis licenses for craft growers, infusers, and transporters under the IL Act. No person can hold a financial interest in more than three cultivation centers, and the centers are limited to 210,000 square feet of canopy space. Cultivation centers are also prohibited from discriminating in price when selling to dispensaries, craft growers, or infuser organizations. License awards will likely be delayed due to the COVID-19 pandemic and legal actions taken by applicants.
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
HealthCentral LLC has been issued a total of six dispensary licenses, two medical licenses and four adult use licenses. Revolution Cannabis-Barry LLC has been issued two cultivation licenses, one medical license and one adult use license, and one transporter license. MOCA LLC is licensed to operate two dispensaries and has been issued a total of three dispensary licenses, one medical and two adult use licenses. Chicago Alternative Health Center, LLC is licensed and operates two dispensaries, one in Chicago and one in Chicago Ridge and has been issued a total of three dispensary licenses, one medical and two adult use licenses.
The below table lists our Illinois licenses:

Entity	License Number	City	Expiration Date / Renewal Date	Description
Revolution Cannabis-Barry, LLC	1503060627	Barry	03/03/2024	Medical Cultivation License
Revolution Cannabis-Barry, LLC	1503060627 - AU	Barry	03/31/2023	Adult Use Cultivation License
Revolution Cannabis-Barry, LLC	1503060627-TR	Barry	7/14/2023	Transporter License
HealthCentral, LLC	280.000022-DISP	Collinsville	01/07/2024	Medical License
HealthCentral, LLC	284.000025-AUDO	Collinsville	03/31/2024	Adult Use License
HealthCentral, LLC	280.000029-DISP	Adam St. / Springfield	02/03/2024	Medical License
HealthCentral, LLC	284.000026-AUDO	Adam St. / Springfield	03/31/2024	Adult Use License
HealthCentral, LLC	284.000069-DISP	Horizon Dr. / Springfield	03/31/2024	Adult Use License
HealthCentral, LLC	284.000104-AUDO	Fairview Heights	03/31/2024	Adult Use License
Chicago Alternative Health Center, LLC	280.000033 -DISP	Archer Ave. / Chicago	04/13/2023	Medical License
Chicago Alternative Health Center, LLC	284.000124 -DISP	Archer Ave. / Chicago	03/31/2024	Adult Use License
Chicago Alternative Health Center, LLC	284.000125 - DISP	Chicago Ridge	03/31/2024	Adult Use License
MOCA LLC	280.000028-DISP.	Fullerton Ave/ Chicago	02/01/2024	Medical License
MOCA LLC	284.000076-AUDO	Fullerton Ave/ Chicago	03/31/2024	Adult Use License
MOCA LLC	284.000077-AUDO	Ohio St / Chicago	03/31/2024	Adult Use License

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
Maryland
Maryland Regulatory Landscape
In 2012, a state law was enacted in Maryland to establish a state-regulated medical cannabis program. Legislation was signed in May 2013 and the program became operational on December 1, 2017. The Maryland Medical Cannabis Commission (“MMCC”) regulates the state program and awarded operational licenses in a competitive application process. 102 licenses were awarded out of a pool of 800 applicants, while an original 15 cultivation licenses were awarded out of a pool of nearly 150 applications. In April 2018, Maryland lawmakers agreed to expand the state’s medical cannabis industry by authorizing an additional 20 licenses, seven for cultivation and 13 for processing. The state program was written to allow access to medical cannabis for patients with any condition that is considered “severe” for which other medical treatments have proven ineffective, including: chronic pain, nausea, seizures, glaucoma, and PTSD.
There are three principal license categories in Maryland: (1) cultivation, (2) processing, and (3) dispensary. All grower, processor, and dispensary establishments must register with the MMCC under the provisions of the Maryland Medical Cannabis Law, Md. Code, Health-Gen § 13-3301 et seq., known as the Natalie M. LaPrade Medical Cannabis Commission.

All cultivation, processing and dispensary establishments must register with the MMCC under the provisions of the Maryland Medical Cannabis Law, Section 13-3301 et seq. If applications contain all required information, establishments are issued a medical cannabis establishment registration certificate. Registration certificates are valid for a period of six years and are subject to annual renewals after required fees are paid and the business remains in good standing. After the first expiration of the approved license, the dispensary, cultivation and processing licensee is required to renew every four years. Licensees are required to submit a renewal application per the guidelines published by the MMCC. 90 days prior to the expiration of a license, the MMCC notifies the licensee of the date on which the license expires and provides the instructions and fee required to renew the license along with the consequences of failure to renew. At least 30 business days before a license expires, the licensee must submit the renewal application as provided by the MMCC.
The medical cultivation licenses permit a licensee to acquire, possess, cultivate, deliver, transfer, have tested, transport, supply or sell cannabis and related supplies to medical cannabis dispensaries, facilities for the production of medical cannabis products and/or medical cannabis-infused products or other medical cannabis cultivation facilities.
The medical processing license permits the licensee to acquire, possess, manufacture, deliver, transfer, transport, supply, or sell cannabis products or cannabis infused products to other medical cannabis production facilities or medical cannabis dispensaries
The retail dispensary licenses permit the licensee to purchase cannabis from cultivation facilities, cannabis and cannabis products from product manufacturing facilities and cannabis from other medical cannabis dispensaries, as well as allow the sale of cannabis and cannabis products.
In November of 2022, voters in Maryland approved a constitutional amendment to legalize cannabis for adults 21 and older, by July 1, 2023. On February 3, 2023, the Maryland General Assembly filed a bill to tax and regulate cannabis, which would create a tax and legal structure to govern cannabis sales and adult use upon the legalization date of July 1, 2023. The bill has yet to be signed and the specific requirements of the bill are still being negotiated.
Maryland Licenses
On January 25, 2023, we entered into a definitive agreement (the “Maryland Agreement”) to acquire 100% of the membership interests of Devi Holdings, Inc. (“Devi”), which owns and operates four licensed medical cannabis dispensaries in Maryland. Under the Maryland Agreement, we will also acquire the real property of the four dispensary locations. The Maryland Agreement is subject to regulatory review and approval.
The below table lists the Maryland licenses held by Devi:

Entity	License Number	City	Expiration Date / Renewal Date	Description
Blue Mountain Care LLC	D-18-00029	Aberdeen	6/28/2024	Medical License
Durjaya, LLC	D-19-00009	Crofton	6/27/2025	Medical License
Farmalogics Health and Wellness, LLC	D-19-00038	Ellicot City	7/26/2024	Medical License
Blue Pharms, LLC	D- 19-00003	Laurel	3/28/2025	Medical License
Maryland Recordkeeping and Inventory Requirements
Licensed growers are required to use a perpetual inventory system that identifies and tracks each lot of medical cannabis from the time of propagation to the time it is delivered to a licensed dispensary and dispensed to a qualified patient. The perpetual inventory system is required to be capable of tracking cannabis back to its original source and to promptly identify discrepancies. Each plant within the perpetual inventory system is required to be assigned a unique identifier that is traceable through the entire production and dispensing lifecycle. Licensees are required to investigate discrepancies identified by the perpetual inventory system and to report such discrepancies to the MMCC and Maryland State Police where the licensee finds evidence of theft or diversion.
Licensed growers, processors, and dispensaries are required to retain, independent of the required inventory control system, a searchable, secure, tamper-evident record of distribution regarding the names and addresses of recipients, the quantity provided, and the name, strength, batch number and lot number of the product provided. Such records must be available to certifying providers upon request. Licensees are also required to retain records of production and distribution of each batch and lot and of daily checklists to maintain uniformity from batch to batch, as well as a log of all visitors to licensed premises. Records must be kept in duplicate at a secure off-site location.
Maryland Dispensary Requirements
In order to dispense medical cannabis, a licensed dispensary is required to comply with various dispensing requirements: (1) require presentment of a written certification from a qualifying patient or caregiver, (2) query the MMCC’s data network to verify that the patient is currently registered and has a certification from a provider, as well as the amount of medical cannabis that has already been dispensed pursuant to the written certification,(3) dispense no more than a 30-day supply, and (4) decline to dispense medical cannabis if the patient or caregiver appears to be under the influence of drugs or alcohol. Registered patients and caregivers are required to provide attestations relating to their knowledge of the status of medical cannabis under Maryland and Federal law, as well as limitations on the use of medical cannabis, such as keeping away from children and refraining from transfer to any other person.
Maryland Storage and Security
Licensees are required to take measures to ensure the safety and security of licensed premises such as: (1) constructing the premises so as to prevent unauthorized entry, (2) constructing secure rooms for the storage of cannabis that are not along the exterior wall of a facility and that have access-controlled entry, (3) utilizing exterior lighting fixtures to ensure proper surveillance, (4) installing security alarms covering perimeter entry points, which shall be continuously monitored, (5) installing separate alarm systems to protect on-site and off-site record storage areas, as well as areas used for cannabis storage, and (6) utilizing motion-activated video surveillance that covers entrances and exits to a facility, as well as any area that cannabis is packaged, tested, processed, stored, or dispensed.
Maryland Reporting Requirements
The State of Maryland uses METRC as the state’s computerized seed-to-sale tracking system. Individual licensees, whether directly or through third-party integration systems, are required to push data to the state to meet all reporting requirements.
MMCC Inspections
Licensees are required to submit to announced and unannounced inspections by the MMCC, including but not limited to inspections based upon an allegation of noncompliance.
U.S. Attorney Statements in Maryland
To the knowledge of management, other than as disclosed in this Annual Report on Form 10-K, there have not been any statements or guidance made by federal authorities or prosecutors regarding the risk of enforcement action in Maryland. See “Risk Factors - U.S. state regulation of cannabis is uncertain.

Massachusetts
Massachusetts Regulatory Landscape
The Massachusetts Medical Use of Marijuana Program (the “MA Program”) was formed pursuant to the Act for the Humanitarian Medical Use of Marijuana (the “MA ACT”). The MA Program allows registered persons to purchase medical cannabis and applies to any patient, personal caregiver, Medical Marijuana Treatment Center (each, a “MTC”), and MTC agent that qualifies and registers under the MA Program. To qualify, patients must suffer from a debilitating condition as defined by the MA Program. Currently there are eight conditions that allow a patient to acquire cannabis in Massachusetts, including AIDS/HIV, ALS, cancer and Crohn’s disease. As of May 31, 2019, approximately 59,000 patients have been registered to purchase medical cannabis products in Massachusetts. The MA Program is administrated by the Cannabis Control Commission of Massachusetts (the “CCC”). As of March 7, 2023, there were approximately 181 open MTCs in Massachusetts.
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
The MA Program mandates a comprehensive application process for MTCs. Each Registered Marijuana Dispensary (each, a “RMD”) applicant must submit a Certificate of Good Standing from the Massachusetts Department of Revenue, comprehensive financial statements, a character and competency form, and employment and education histories of the senior partners and individuals responsible for the day-to-day security and operation of the MTC. Municipalities may individually determine what local permits or licenses are required if an MTC wishes to establish an operation within its boundaries.
Massachusetts Licenses
MassGrow LLC has been issued one cultivation and one provisional manufacturing processing license and Ascend Mass LLC has been issued one retail license and two provisional retail licenses.
The below table lists our Massachusetts licenses:

Entity	License Number	City	Expiration Date / Renewal Date	Description
MassGrow, LLC	MC281488	Athol	8/12/2023	Adult Use Cultivation License
MassGrow, LLC	MP281460	Athol	8/12/2023	Manufacturing Processing License
Ascend Mass, LLC	MR282077	Boston	2/9/2024	Adult Use License
Ascend Mass, LLC	MR282837	Newton	6/10/2023	Adult Use License
Southcoast Apothecary LLC	MR283075	New Bedford	8/11/2023	Adult Use License

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
On September 27, 2021, the MRA held a public hearing to receive comments on updated Administrative Rules that are intended to provide clarity and consistency to licensees in both the medical and adult-use markets. Final drafts of the amended Administrative Rules were published in January 2022. On March 7, 2022, the updated Administrative Rules went into effect.
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

Michigan Licenses
The below table lists our Michigan licenses:

Entity	License Number	City	Expiration Date / Renewal Date	Description
FPAW Michigan, LLC	AU-R-000286	Ann Arbor	11/27/2023	Adult Use License
FPAW Michigan, LLC	PC-000391	Battle Creek	07/29/2023	Medical Use License
FPAW Michigan, LLC	AU-R-000234	Battle Creek	11/27/2023	Adult Use License
FPAW Michigan, LLC	PC-000390	Detroit	07/29/2023	Medical Use License
FPAW Michigan, LLC	PC-000318	Morenci	07/29/2023	Medical Use License
FPAW Michigan, LLC	AU-R-000125	Morenci	11/27/2023	Adult Use License
FPAW Michigan, LLC	PC-000503	28th Street, Grand Rapids	07/29/2023	Medical Use License
FPAW Michigan, LLC	AU-R-000338	28th Street, Grand Rapids	11/27/2023	Adult Use License
FPAW Michigan, LLC	AU-R-000373	Scribner Ave, Grand Rapids	11/27/2023	Adult Use License
FPAW Michigan, LLC	PR-000171, GR-C-000742, GR-C-000856, GR-C-000857	Lansing	07/29/2023	Medical Processor License
FPAW Michigan, LLC	GR-C-000858, GR-C-000859, GR-C-000860, GR-C-000861	Lansing	07/29/2023	Medical Cultivation License
FPAW Michigan, LLC	AU-G-EX-000209, AU-G-EX-000210, AU-G-EX-000211, AU-G-EX-000212, AU-G-EX-000213	Lansing	11/27/2023	Adult Use Cultivation License
FPAW Michigan, LLC	AU-P-000145, AU-G-C000312, AU-G-C000327, AU-G-C000328, AU-G-C000329, AU-G-C000498	Lansing	11/27/2023	Adult Use Processor License
FPAW Michigan, LLC	PC-000791	East Lansing	07/29/2023	Medical License
FPAW Michigan, LLC	AU-R-000706	East Lansing	11/27/2023	Adult Use License
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
Michigan Site-Visits and Inspections
The MRA or its agents may inspect a licensee at any time without prior notice in order to determine compliance with all applicable laws and regulations. All areas of the licensed premises, all licensee employees, agents, and activities, and all records are subject to such inspection. Licensees must immediately upon request make available to the MRA all information that may be relevant to a MRA inspection, or an investigation of any incident or complaint.
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
New Jersey
New Jersey Regulatory Landscape
New Jersey’s medical cannabis program was introduced in January 2010 when then Governor Corzine signed the New Jersey Compassionate Use Medical Marijuana Act into law which legalized medical cannabis for patients with certain enumerated qualifying conditions. Medical cannabis sales began in December 2012 and as of the first quarter of 2021, there were 10 licensed and operational Adult Treatment Centers (“ATCs”) dispensing medical cannabis to patients. However, the state has accepted applications for satellite dispensaries for those operators, and we expect additional locations to open by the end of calendar year 2021. According to the Cowen report, Charting Cannabis: A U.S. State Level Deep Dive, published February 19, 2020, there were six open medical dispensaries in New Jersey as of the end of 2019.
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
On November 3, 2020, voters in New Jersey approved an amendment to the state’s constitution to legalize cannabis for adult use in New Jersey. On February 22, 2021, New Jersey Governor Phil Murphy signed into law three bills which, taken together, give effect to the amendment and decriminalize small amounts of cannabis possession in New Jersey. The Cannabis Regulatory Commission (“CRC”) was created to establish rules and regulations governing the sale and purchase of adult-use cannabis, to administer the state’s medicinal cannabis program, and to oversee licensing for all areas of the cannabis industry. On August 19, 2021, the CRC voted to adopt initial rules regulating the adult-use cannabis market, Special Adopted New Rules: N.J.A.C. 17:30. In December of 2021, license applications opened for adult-use cultivators, manufacturers, and testing laboratories. In March of 2022, license applications opened for adult-use dispensaries and the first conditional recreation business applications were approved. On April 21, 2022 the first adult-use sales began. There is no established limit on the number of cannabis business licenses available statewide. On February 8, 2023, the CRC took action to promote the continued development of New Jersey’s cannabis industry and improve the licensing process. As of February 23, 2023, cannabis license holders will be able to concurrently hold a cultivator license, a manufacturer license, a retailer license, and a delivery service license. Additionally, wholesale license holders can also hold a distributor license. Expanded ATCs may cultivate, manufacture, retail, and deliver.
New Jersey Licenses
Ascend New Jersey, LLC is permitted to open three dispensaries and one cultivation under its ATC and adult use license. Ascend New Jersey, LLC is an indirect subsidiary of the Company.
The below table lists our New Jersey licenses:

Entity	License Number	City	Expiration Date / Renewal Date	Description
Ascend New Jersey, LLC	MC000002	Franklin	12/31/2023	Medical Cultivation License
Ascend New Jersey, LLC	MM000001	Franklin	12/31/2023	Medical Manufacturing License
Ascend New Jersey, LLC	C000002	Franklin	04/17/2023	Adult Use Cultivation License
Ascend New Jersey, LLC	M000001	Franklin	04/17/2023	Adult Use Manufacturing License
Ascend New Jersey, LLC	MRE000015	Montclair	12/31/2023	Medical License
Ascend New Jersey, LLC	RE00015	Montclair	06/05/2023	Adult Use License
Ascend New Jersey, LLC	MRE000012	Rochelle Park	12/31/2023	Medical License
Ascend New Jersey, LLC	RE000012	Rochelle Park	04/20/2023	Adult Use License
Ascend New Jersey, LLC	MRE000259	Fort Lee	12/31/2023	Medical License
Ascend New Jersey, LLC	RE000259	Fort Lee	11/14/2023	Adult Use License

New Jersey Storage and Security Requirements
All ATCs and adult use cannabis businesses are required to provide effective controls and procedures to guard against theft and diversion of cannabis including, when appropriate, systems to protect against electronic records tampering. With respect to security and inventory protocols, ATCs and adult use cannabis businesses are required to maintain security and alarm systems in good working order; test and inspect such security systems; employ policies to limit unauthorized access to areas containing cannabis; adopt security protocols to protect personnel; minimize exterior access and ensure the exterior of the facility has adequate lighting; and notify the proper authorities of reportable losses, security breaches, alarm activations, and electrical failures.
Further, all ATCs and adult use cannabis businesses must install, maintain in good working order and operate a safety and security alarm system at its authorized physical address(es) that will provide suitable protection 24 hours a day, seven days a week against theft and diversion and that provides, at a minimum: (i) immediate automatic or electronic notification to alert state or local police agencies to an unauthorized breach of security at the ATC or adult use cannabis business; and (ii) a backup system that activates immediately and automatically upon a loss of electrical support and that immediately issues either automatically or electronic notification to state or local police agencies of the loss of electrical support. ATCs and adult use cannabis businesses must also implement appropriate security and safety measures to deter and prevent the unauthorized entrance into areas containing cannabis and the theft of cannabis and security measures that protect the premises, registered qualifying patients, registered primary caregivers and principal officers, directors, board members and employees of the ATC and adult use cannabis business. Each ATC and adult use cannabis business must establish a protocol for testing and maintenance of the security alarm system and conduct maintenance inspections and tests of the security alarm system at the ATC's and adult use cannabis business’ authorized location at intervals not to exceed 30 days from the previous inspection and test, and it must promptly implement all necessary repairs to ensure the proper operation of the alarm system. In the event of a failure of the security alarm system due to a loss of electrical support or mechanical malfunction that is expected to last longer than eight hours, an ATC must notify NJ DOH and the CRC and either provide alternative security measures or close the affected facilities until service is restored. Finally, each ATC and adult use cannabis business must equip its interior and exterior premises with electronic monitoring, video cameras, and panic buttons.
New Jersey Reporting Requirements
The reporting requirements for ATCs are governed by N.J.A.C. 8:64-4.3. The State of New Jersey allows ATCs to choose their method of electronic verification and a T&T system. In the course of operations, ATCs are required to conduct detailed monthly inventories and an annual comprehensive inventory. ATCs must retain records for at least two years. The reporting requirements for adult use cannabis businesses are governed by N.J.A.C. 17:30-9.11.
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
Adult use cannabis businesses are subject to inspection by the CRC at any time, with or without notice. adult use cannabis businesses must provide immediate access to all facilities, materials, and information requested by the CRC. Pursuant to N.J.A.C. 17:30-17.4, if the CRC identifies a violation, the CRC shall provide notice of the violation, including an official written report of the findings and the nature of the violation, to the adult use cannabis business within 7 business days following the onsite assessment or other identification of the violation. If a problem is discovered, the adult use cannabis business must notify the CRC in writing, with a postmark date that is within 20 business days of the date of the notice of violations, of the corrective actions the adult use cannabis business has taken to correct the violations and the date of implementation of the corrective actions.
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
An adult use cannabis business may securely transport cannabis items to another cannabis business, or it may use a licensed cannabis distributor for such transport. A license holder may transport between multiple cannabis business premises or to another cannabis business anywhere in the state using a delivery vehicle, as required under N.J.A.C 17:30-9.15.
Each transport vehicle needs to be equipped with a GPS device identifying the geographic location of the delivery vehicle, a secure lockbox or locking cargo area, and functional heating and cooling, which shall be used for the sanitary and secure transport of cannabis. Each adult use cannabis business must maintain current commercial automobile liability insurance on each vehicle used for transport of medical cannabis in the amount of $1 million per incident. Each adult use cannabis business must ensure that vehicles used to transport cannabis bear no markings that would either identify or indicate that the vehicle is used to transport cannabis, and each trip must be completed in a timely and efficient manner, without intervening stops or delays. Each adult use cannabis business shall maintain a record of each transport of cannabis in a transport logbook, which must include dates and times of trips, names of employees on the delivery team, relevant facts about the products transported and the signatures of the delivery team.
An adult use cannabis business shall report any vehicle accidents, diversions, losses, or other reportable events that occur during transport to the CRC in accordance with N.J.A.C. 17:30-9.11.
Pursuant to N.J.A.C. 17:30-12.8, a license holder holding a Class 6 Cannabis Delivery license may be authorized by a cannabis retailer to deliver cannabis items to consumers on behalf of that cannabis retailer. In transit, the cannabis items shall be locked and stored in a sanitary and secure lockbox. There must be real time GPA tracking of the delivery vehicle and the delivery service shall only deliver to a residence in New Jersey, to a legal customer whose age has been verified by an examination of the consumer’s identification. Each ATC shall maintain a record of each transport of medical cannabis in a transport logbook, which must include dates and times of trips, names of employees on the delivery team, relevant facts about the products transported and the signatures of the delivery team. Each adult use cannabis business must maintain current commercial automobile liability insurance on each vehicle used for transport of medical cannabis in the amount of $1 million per incident. Each adult use cannabis business must ensure that vehicles used to transport cannabis bear no markings that would either identify or indicate that the vehicle is used to transport cannabis, and each trip must be completed in a timely and efficient manner, without intervening stops or delays. Each adult use cannabis business shall maintain a record of each transport of cannabis in a transport logbook, which must include dates and times of trips, names of employees on the delivery team, relevant facts about the products transported and the signatures of the delivery team.
U.S. Attorney Statements in New Jersey
To the knowledge of management, other than as disclosed in this Annual Report on Form 10-K, there have not been any statements or guidance made by federal authorities or prosecutors regarding the risk of enforcement action in New Jersey. See “Risk Factors - U.S. state regulation of cannabis is uncertain.”
Ohio
Ohio Regulatory Landscape
Effective September 8, 2016, House Bill 523 legalized the use of medical cannabis for 26 debilitating conditions as prescribed by a licensed physician. The Ohio Medical Marijuana Control Program (“OMMCP”) allows people with certain medical conditions, including Alzheimer’s disease, HIV/AIDS, ALS, cancer, traumatic brain injury, chronic pain, post-traumatic stress disorder and cachexia, to purchase medical cannabis. Though Ohio was required to implement a fully operational OMMCP by September 8, 2018 with a controlled system for cultivation, laboratory testing, physician/patient registration and dispensing, the timeline was delayed until November 2018. Regulatory oversight is shared between three offices; (a) the Ohio Department of Commerce with respect to overseeing cultivators, processors and testing laboratories; (b) the Ohio Board of Pharmacy with respect to overseeing retail dispensaries and the registration of patients and caregivers, and (c) the State Medical Board of Ohio with respect to certifying physicians to recommend medical cannabis. The OMMCP will permit limited product types including oils, tinctures, plant materials and edibles. Adult-use and the smoking of cannabis flower are prohibited. Adult-use and the smoking of cannabis flower are prohibited. As of January 2023, there were approximately 338,049 registered patients allowed to purchase cannabis products from a dispensary. As of February 14, 2023, there were 66 open dispensaries in Ohio.
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

The below table lists the licenses held by our subsidiaries and contractual parties hold in Ohio:

Entity	License Number	City	Expiration Date / Renewal Date	Description
BCCO, LLC	MMD.0700075	Carroll	07/01/2023	Medical Dispensary
Hemma, LLC	MMCPC00014	Monroe	09/10/2023	Medical Cultivation
Hemma, LLC	MMCPP00125	Monroe	01/17/2024	Medical Cultivation - License to Package, Sell, Deliver
Ohio Cannabis Clinic, LLC	MMD.0700089	Coshocton	07/01/2023	Medical Dispensary
Marichron Pharma, LLC	MMCPP00082	Monroe	03/23/2023	Medical Processing
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
A holder of a cultivation license must maintain the following records: (a) forms and types of medical cannabis maintained at the cultivator on a daily basis; (b) soil amendment, fertilizers, pesticides, or other chemicals applied to the growing medium or plants or used in the process of growing medical cannabis; (c) production records, including planting, harvesting and curing, weighing, and packaging and labeling; (d) financial records; (e) employee records; and (f) purchase invoices, bills of lading, manifests, sales records, copies of bills of sale, and any supporting documents, including the items and/or services purchased, from whom the items were purchased, and the date of purchase. Records will be maintained for five years.
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
Pennsylvania
Pennsylvania Regulatory Landscape
The Pennsylvania medical marijuana program was signed into law on April 17, 2016, under Act 16 (“Act 16”) and provided access to state residents with one or more of 17 qualifying conditions, including: epilepsy, chronic pain and PTSD. On March 22, 2018, it was announced that the final phase of the Pennsylvania medical marijuana program would initiate its rollout, which included 13 additional cultivation/processing licenses and 23 additional dispensary licenses. It was announced on April 17, 2018, that dry flower would be included in the regulations as an approved product form for sale and consumption (in addition to the already approved forms of concentrates, pills, and tinctures). Simultaneously, it was announced that the list of qualifying conditions would expand from 17 to 21, including additions of cancer remission therapy and opioid-addiction therapy. On July 20, 2019, two more qualifying medical conditions were added, bringing the total to 23.

On June 30, 2021, Pennsylvania Governor Tom Wolf signed into law H.B. 1024 (“Act 44”), which made revisions to Pennsylvania’s medical marijuana program, including codification of certain practices permitted under emergency orders issued in response to the COVID-19 pandemic. The changes permit a wider range of individuals to serve as caregivers, including employees of long-term care and nursing facilities. The changes also permit dispensaries some additional operational flexibility, including providing limited, on-site outdoor order pickups, providing remote patient consultations, and providing medical dosages up to a 90 days' supply as opposed to a 30 days' supply.
On July 11, 2022, Pennsylvania Governor Tom Wolf signed into law H.B. 311, containing an amendment that states that a “financial institution authorized to engage in business in this Commonwealth may provide financial services to or for the benefit of a legitimate cannabis -related business.” The same protections will apply to insurers.
As of July 2022, adult use of cannabis remains illegal.
Pennsylvania Licenses / Regulations
There are two principal license categories in Pennsylvania: (1) cultivation/processing and (2) dispensary. All cultivation/processing establishments and dispensaries must register with Pennsylvania Department of Health under the provisions of Act 16 (35 P.S. §§ 10231.101—10231.2110) and Chapters 1141, 1151 and 1161 of the Pennsylvania regulations. Registration certificates are valid for a period of one year and are subject to annual renewals after required fees are paid and the business remains in good standing. The Pennsylvania Department of Health must renew a permit unless it determines the applicant is unlikely to maintain effective control against diversion of medical cannabis and the applicant is unlikely to comply with all laws as prescribed under the Pennsylvania medical marijuana program.
Under applicable laws, the licenses permit the license holder to cultivate, manufacture, process, package, sell and purchase medical marijuana pursuant to the terms of the licenses, which are issued by the Pennsylvania Department of Health under the provisions of Act 16 and Pennsylvania regulations. The medical cultivation/processing licenses permit the licensee to acquire, possess, cultivate, manufacture/process into medical marijuana products and/or medical marijuana-infused products, deliver, transfer, have tested, transport, supply or sell marijuana and related supplies to medical marijuana dispensaries. The retail dispensary licenses permit the license holder to purchase marijuana and marijuana products from cultivation/processing facilities, as well as allow the sale of marijuana and marijuana products.
On March 5, 2021, the Department of Health proposed permanent regulations relating to medical marijuana, replacing the temporary regulations governing the program through its history. These proposed regulations are in substantially the same form as the temporary regulations, with only a few distinctions. One proposed revision identifies that a medical marijuana organization’s change in ownership without the Department of Health’s knowledge and written approval of all individuals affiliated with the medical marijuana organization would be a violation of the act and proposed rules. The proposed regulations also require dispensaries and grower/processors to supplement ongoing reports to the Department of Health with information related to the average price per unit of medical marijuana products sold, as opposed to the per-dose price. The proposed rules also increase the list of reasons for which the Department of Health may suspend or revoke a medical marijuana organization’s permit by adding falsification of information on any applications submitted to the Department of Health. The proposed regulations also address training, identifying that principals, as well as employees, who have direct contact with patients or caregivers or who physically handle medical marijuana plants, seeds and products must also complete a training.

The below table lists the licenses applied for by our subsidiaries and contractual parties hold in Pennsylvania:

Entity	Clinical Registrant Number	City	Expiration / Renewal Date	Description
Story of PA CR, LLC	CR-01-GP21-5101	Smithfield	03/01/2024	Medical Cultivation / Processor License
Story of PA CR, LLC	CR01-D21-2101	Scranton	03/01/2024	Medical License
Story of PA CR, LLC	CR01-D21-2101	Wayne	03/01/2024	Medical License
Pennsylvania Storage / Reporting / Inventory Requirements
A dispensary shall have separate and locked limited access areas for storage of medical marijuana products that are expired, damaged, deteriorated, mislabeled, contaminated, recalled, or whose containers or packaging have been opened or breached until the medical marijuana products are returned to a grower/processor, destroyed or otherwise disposed of as required under § 1151.40 (relating to management and disposal of medical marijuana waste). A dispensary shall maintain all storage areas in a clean and orderly condition and free from infestation by insects, rodents, birds and pests.
A grower/processor shall ensure that a facility has separate and locked limited access areas for storage of seeds, immature medical marijuana plants, medical marijuana plants, medical marijuana and medical marijuana products that are expired, damaged, deteriorated, mislabeled, contaminated, recalled or whose containers or packaging have been opened or breached until the seeds, immature medical marijuana plants, medical marijuana plants, medical marijuana and medical marijuana products are destroyed or otherwise disposed of as required under § 1151.40 (relating to management and disposal of medical marijuana waste). A grower/processor facility shall maintain all storage areas in a clean and orderly condition and free from infestation by insects, rodents, birds and pests.
A grower/processor and dispensary shall use the electronic tracking system prescribed by the Department of Health containing the requirements in section 701 of Act 16 (35 P.S. § 10231.701). Pennsylvania has elected to use MJ Freeway’s electronic tracking system.
A dispensary shall maintain the following inventory data in its electronic tracking system; (1) medical marijuana products received from a grower/processor; (2) medical marijuana products dispensed to a patient or caregiver; (3) damaged, defective, expired or contaminated medical marijuana products awaiting return to a grower/processor or awaiting disposal. A dispensary shall establish inventory controls and procedures to conduct monthly inventory reviews and annual comprehensive inventories of medical marijuana products at its facility. A written or electronic record shall be created and maintained of each inventory which includes the date of the inventory, a summary of the inventory findings, and the employee identification numbers and titles or positions of the individuals who conducted the inventory.
A grower/processor shall maintain the following inventory data in its electronic tracking system which must include an accounting of and an identifying tracking number for; (1) the number, weight and type of seeds; (2) the number of immature medical marijuana plants; (3) the number of medical marijuana plants; (4) the number of medical marijuana products ready for sale; (5) the number of damaged, defective, expired or contaminated seeds, immature medical marijuana plants, medical marijuana plants, medical marijuana and medical marijuana products awaiting disposal. A grower/processor shall establish inventory controls and procedures to conduct inventory reviews and comprehensive inventories at its facility. The following requirements apply; (1) inventory reviews of medical marijuana plants in the process of growing, and medical marijuana and medical marijuana products that are being stored for future sale shall be conducted monthly; (2) comprehensive inventories of seeds, immature medical marijuana plants, medical marijuana plants, medical marijuana and medical marijuana products shall be conducted at least annually. A written or electronic record shall be created and maintained of each inventory conducted under this requirement that includes the date of the inventory, a summary of the inventory findings, and the employee identification numbers and titles or positions of the individuals who conducted the inventory.

Pennsylvania Security Requirements
A grower/processor shall have security and surveillance systems, utilizing commercial-grade equipment, to prevent unauthorized entry and to prevent and detect an adverse loss. The security and surveillance systems must include, subject to additional requirements of the Department of Health, (1) a professionally monitored security alarm system that includes: (i) coverage of all facility entrances and exits, (ii) two silent security alarms, (iii) an audible security alarm, (iv) a device capable of sending a prerecorded voice message requesting dispatch to a law enforcement, public safety or emergency services agency, (v) a failure notification system that provides an alert to a designated security person within 5 minutes after the failure, (vi) smoke and fire alarms, (vii) auxiliary power sufficient to maintain operation of specified growing and processing areas for at least 48 hours following a power outage, (viii) the ability to ensure all access doors are not solely controlled by an electronic access panel to prevent locks from becoming released during a power outage, and (ix) motion detectors; (2) a professionally monitored security and surveillance system that is operational 24 hours per day, 7 days per week and records all activity in images capable of clearly revealing facial detail; (3) the ability to display the date and time clearly and accurately; (4) the ability to record and store all images captured by each surveillance camera for a minimum of 2 years in a format that may be easily accessed for investigative purposes; (5) a security alarm system separate from the facility’s primary security system covering the limited access area or other room where the recordings under paragraph (4) are stored.
The Department of Health also requires certain inspection and document retention policies as well the installation of commercial-grade, nonresidential steel doors and door locks on each room where seeds, immature medical marijuana plants, medical marijuana plants, medical marijuana and medical marijuana products are stored, and on each external door of the facility.
A dispensary shall have security and surveillance systems, utilizing commercial-grade equipment, to prevent unauthorized entry and to prevent and detect an adverse loss. The security and surveillance system must include, subject to additional requirements of the Department of Health, (1) a professionally monitored security alarm system that includes: (i) coverage of all facility entrances and exits, (ii) two silent security alarms, (iii) an audible security alarm, (iv) a device capable of sending a prerecorded voice message requesting dispatch to a law enforcement, public safety or emergency services agency, (v) a failure notification system that provides an alert to a designated security person within 5 minutes after the failure, (vi) smoke and fire alarms, (vii) auxiliary power sufficient to maintain security and surveillance systems for at least 48 hours following a power outage, (viii) the ability to ensure all access doors are not solely controlled by an electronic access panel to prevent locks from becoming released during a power outage, and (ix) motion detectors; (2) a professionally-monitored security and surveillance system that is operational 24 hours per day, 7 days per week and records all activity in images capable of clearly revealing facial detail; (3) the ability to clearly and accurately display the date and time; (4) the ability to record and store all images captured by each surveillance camera for a minimum of 2 years in a format that may be easily accessed for investigative purposes; (5) a security alarm system separate from the facility’s primary security system covering the limited access area or other room where the recordings under paragraph (4) are stored. The separate security alarm system must meet the same requirements as the facility’s primary security alarm system. The Department of Health also requires certain inspection and document retention policies as well as access restrictions for certain personnel to the security system and security records.
Pennsylvania Transportation Requirements
A grower/processor may transport and deliver seeds, immature medical marijuana plants, medical marijuana plants, medical marijuana and medical marijuana products to a medical marijuana organization or an approved laboratory in Pennsylvania in accordance with certain guidelines promulgated by the Department of Health, including but not limited to, requiring (1) the use of a global positioning system to ensure safe, efficient delivery of the seeds, immature medical marijuana plans, medical marijuana plants, medical marijuana and medical marijuana products to a medical marijuana organization or approved laboratory between 7 a.m. and 9 p.m.; and (2) a transport vehicle must be staffed with at least two individuals, at least one of whom must remain with the vehicle at all times that the vehicle contains seeds, immature medical marijuana plans, medical marijuana plants, medical marijuana and medical marijuana products to ensure the security of the products.

A dispensary may transport and deliver medical marijuana products to a medical marijuana organization in Pennsylvania in accordance with certain guidelines promulgated by the Department of Health, including but not limited to, requiring (1) the use of a global positioning system to ensure safe, efficient delivery of the medical marijuana products to a medical marijuana organization between 7 a.m. and 9 p.m.; and (2) transport vehicle must be staffed with at least two individuals, at least one of whom must remain with the vehicle at all times that the vehicle contains medical marijuana products to ensure the security of the products.
Pennsylvania Inspections
The Department of Health may conduct announced or unannounced inspections or investigations to determine the medical marijuana organization’s compliance with its permit, Act 16, or the regulations. An investigation or inspection may include but is not limited to; (1) inspection of a medical marijuana organization’s site, facility, vehicles, books, records, papers, documents, data, and other physical or electronic information; (2) questioning of employees, principals, operators, financial backers, authorized agents of, and any other person or entity providing services to the medical marijuana organization; and (3) inspection of a grower/processor facility’s equipment, instruments, tools and machinery that are used to grow, process and package medical marijuana, including containers and labels.
U.S. Attorney Statements in Pennsylvania
To the knowledge of management, other than as disclosed in this prospectus, there have not been any statements or guidance made by federal authorities or prosecutors regarding the risk of enforcement action in Pennsylvania. See “Risk Factors - U.S. state regulation of cannabis is uncertain.”
Certain Recent Developments
The events described in this “Certain Recent Developments” section relate, in part, to matters discussed in more detail in “Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations” to this Annual Report on Form 10-K and/or in the notes to the consolidated financial statements contained in Item 8. of this Annual Report on Form 10-K, which sections include the description of other events that occurred during the year. For a description of our material pending legal proceedings, please see Note 15, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.
On November 22, 2022, the Company filed a Registration Statement on Form S-3 containing a base shelf prospectus with the SEC, which Registration Statement became effective on December 22, 2022. A corresponding base shelf Canadian Prospectus was filed with, and receipted by, the securities regulatory authorities in each of the provinces and territories Canada under the U.S.-Canada multijurisdictional disclosure system (MJDS). The Registration Statement and Canadian Prospectus qualify the distribution from treasury of up to an aggregate amount of $100 million worth of Securities for a period of three years. The terms of any Securities to be offered under the base prospectus will be specified in a prospectus supplement, which will be filed with the applicable U.S. and Canadian securities regulatory authorities in connection with any such offering.
On January 25, 2023, the Company entered into a definitive agreement (the “Maryland Agreement”) to acquire 100% of the membership interests of Devi Holdings, Inc. (“Devi”), which owns and operates four licensed medical cannabis dispensaries in Maryland. Under the Maryland Agreement, the Company will also acquire the real property of the four dispensary locations. Total consideration at closing, subject to customary closing conditions and working capital adjustments, will consist of cash consideration of $12,000 and approximately 5,200 shares of Class A common stock. The Maryland Agreement is subject to regulatory review and approval.
On February 20, 2023, the Company entered into an agreement to sell its Pennsylvania cultivation facility for $20,000, subject to closing adjustments. The final close is dependent on certain conditions, including inspection. Concurrent with closing, the Company anticipates entering a lease agreement for the property and expects the transaction will be considered a sale leaseback transaction. On February 24, 2023, the Company amended the lease associated with its New Jersey cultivation facility to increase the tenant improvement allowance by $15,000.

Executive Officers of the Registrant
Executive Officers on March 15, 2023

Name	Age	Principal Occupations and Business Experience
Abner Kurtin	56	Executive Chairman of AWH since September 2022 and Co-Founder; Chief Executive Officer from May 2018 to September 2022; founder of K Capital Partners from 2000 to April 2009; managing member of Ca2 Group from January 2010 to January 2018.
Frank Perullo	46	Interim Co-Chief Executive Officer (since September 2022), President (since February 2022), Secretary, Chief Strategy Officer (since May 2018), and Co-Founder of AWH; Founder of the Novus Group from 2015 to the present; Founder and President of Sage Systems from 2002 to 2015.
Daniel Neville	36	Interim Co-Chief Executive Officer (since September 2022), Chief Financial Officer and Treasurer (since August 2020) of AWH; SVP, Finance of AWH from March 2019 to August 2020; Managing Director at SLS Capital from January 2015 to March 2019; Analyst at SLS Capital from April 2010 to January 2015.
Available Information
Our website address is www.awholdings.com. Through this website, our filings with the SEC and the Canadian securities regulatory authorities, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, will be accessible (free of charge) as soon as reasonably practicable after materials are electronically filed with or furnished to the SEC and the relevant Canadian securities regulatory authorities. The information provided on our website is not part of this document.

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
•the effect of climate change;
•the effect of risks related to information technology systems;
•the effect of unknown health impacts associated with the use of cannabis and cannabis derivative products;
•the effect of product liability claims and other litigation to which we may be subjected;
•the effect of risks related to the results of future clinical research;
•the effect of intense competition in the industry;
•the effect of the maturation of the cannabis market;
•the effect of adverse changes in the wholesale and retail prices;
•the effect of sustained inflation;
•the effect of political and economic instability;
•the effect of outbreaks of pandemic diseases, fear of such outbreaks or economic disturbances due to such outbreaks, particularly the impact of the COVID-19 pandemic; and
•the effect of general economic risks, such as the unemployment level, interest rates, and inflation, and challenging global economic conditions.

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
Unlike in Canada, which has federal legislation uniformly governing the cultivation, distribution, sale and possession of medical and adult-use cannabis, for both adult-use and medical purposes, cannabis is largely regulated at the state level in the United States. To date, the cultivation and sale of cannabis for medical uses has been legalized in 37 states, four of five permanently inhabited U.S. territories and the District of Columbia. The adult-use of cannabis has been legalized in 21 states, the Northern Mariana Islands, Guam, and the District of Columbia. Although certain U.S. states have legalized the sale of medical or adult-use cannabis, the sale, distribution, and cultivation of cannabis and cannabis-related products remains illegal under U.S. federal law pursuant to the CSA. The CSA classifies cannabis as a Schedule I controlled substance, and as such, medical and adult-use cannabis use is illegal under U.S. federal law.
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
Limits on U.S. deductibility of certain expenses may have a material adverse effect on our financial condition, results of operations and cash flows. Section 280E (“Section 280E”) of the United States Internal Revenue Code of 1986, as amended (the “Code”), prohibits businesses from deducting certain expenses associated with the trafficking of controlled substances (within the meaning of Schedule I and II of the CSA). The IRS has applied Section 280E broadly in tax audits against various cannabis businesses in the U.S. that are permitted under applicable state laws, seeking substantial sums in tax liabilities, interest, and penalties resulting from the underpayment of taxes due to the lack of deductibility of otherwise ordinary business expenses the deduction of which is prohibited by Section 280E. Although the IRS issued a clarification allowing the deduction of certain expenses that can be categorized as cost of goods sold, the scope of such items is interpreted very narrowly, and the bulk of operating costs and general administrative costs are not permitted to be deducted. While there are currently several pending cases before various administrative and federal courts challenging these restrictions, there is no guarantee that these courts will issue an interpretation of Section 280E that is favorable to cannabis businesses.
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
Additionally, in response to the COVID-19 pandemic, we instituted certain remote work policies. The continued prevalence of remote working has increased our vulnerability to cybersecurity and other technological risks related to our computer and communications hardware and software systems and exacerbated certain related risks, including risks of phishing and other cybersecurity attacks.
We are a holding company.
We are a holding company and substantially all of our assets are the capital stock of our subsidiaries in our six geographic markets, including Illinois, Massachusetts, Michigan, New Jersey, Ohio, and Pennsylvania. As a result, our stockholders are subject to the risks attributable to our subsidiaries and each individual state laws, rules, and regulatory schemes. As a holding company, we conduct substantially all of our business through our subsidiaries, which generate substantially all of our revenues. Consequently, our cash flows and ability to complete current or desirable future enhancement opportunities are dependent on the earnings of our subsidiaries and the distribution of those earnings to us. The ability of these entities to pay dividends and other distributions depends on their operating results and is subject to applicable laws and regulations, which require that solvency and capital standards be maintained by our subsidiaries and contractual restrictions are contained in the instruments governing their debt. In the event of a bankruptcy, liquidation or reorganization of any of our material subsidiaries, holders of indebtedness and trade creditors may be entitled to payment of their claims from the assets of those subsidiaries before us.
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
In addition, our business is dependent on a number of key inputs and their related costs, including raw materials and supplies related to our growing operations, as well as electricity, water and other utilities. Any significant interruption or negative change in the availability or economics of the supply chain for key inputs could materially impact our financial condition and operating results. Further, the invasion of Ukraine by Russia and the resulting measures that have been taken, and could be taken in the future, may have a negative impact on our costs, including for input materials, energy, and transportation. Any inability to secure required supplies and services or to do so on appropriate terms could have a materially adverse impact on our business, financial condition and operating results.
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
Climate change may have an adverse effect on our operations.
Over the past several years, changing weather patterns and climatic conditions due to natural and man-made causes have added to the unpredictability and frequency of extreme weather events such as severe weather, heat waves, wildfires, flooding, hailstorms, snow storms, and the spread of disease and insect infestations. These events could damage, destroy or hinder the operations at our physical facilities, or the facilities of our suppliers or customers, and adversely affect our financial results as a result of decreased production output, increased operating costs or reduced availability of transportation. Government action to address climate change, greenhouse gas emissions, and water and land use may result in the enactment of additional or more stringent laws and regulations that may require us to incur additional capital expenditures, higher taxes, increased transportation costs, or could otherwise adversely affect our financial conditions.
In addition, increasingly our employees, customers and investors expect that we minimize the negative environmental impacts of our operations. Failure to mitigate or adequately respond to the risks of climate change could result in missed opportunities, additional regulatory scrutiny, loss of team members, customers and investors, and an adverse impact on our brand and reputation.
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
There may be unknown health impacts associated with the use of cannabis and cannabis derivative products.
There is little in the way of longitudinal studies on the short-term and long-term effects of cannabis use on human health, whether used for recreational or medicinal purposes. As such, there are inherent risks associated with using our cannabis and cannabis derivative products, including unexpected side effects or safety concerns, the discovery of which could lead to civil litigation, regulatory actions and even possibly criminal enforcement actions.
Previously unknown or unforeseeable adverse reactions arising from human consumption of cannabis products may occur and consumers should consume cannabis at their own risk or in accordance with the direction of a health care practitioner.
We face an inherent risk of product liability and similar claims.
As a distributor of products designed to be ingested by humans, we face an inherent risk of exposure to product liability claims, regulatory action and litigation if our products are alleged to have failed to meet expected standards or to have caused significant loss or injury. In addition, the sale of our products involves the risk of injury to consumers due to tampering by unauthorized third parties or product contamination. Previously unknown or unforeseeable adverse reactions resulting from human consumption of our products alone or in combination with other medications or substances could occur. We may be subject to various product liability claims, including, among others, that our products caused injury, illness or death, include inadequate instructions for use or include inadequate warnings concerning possible side effects or interactions with other substances. As an agricultural product, the quality of cannabis is inherently variable, and consumers may raise claims that our quality control or labeling processes have not sufficiently ensured that our grown and manufactured processes are sufficient to meet expected standards.
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
Labor unions are working to organize workforces in the cannabis industry in general. During 2022, we entered into five collective bargaining agreements with local chapters of labor unions, with expiration dates ranging from January 2025 to June 2025. Although we believe that our relationship with our employees is good, and we have not experienced any material work stoppages, work stoppages may occur in the future. Union activities also may significantly increase our labor costs and adversely affect our business, profitability, and our ability to reinvest into the growth of our business. As of December 31, 2022, approximately 23% of our workforce has elected to be represented by a labor organization for purposes of collective bargaining. In addition, we regularly communicate with unions who may in the future represent our workforce at our locations, and it is possible that certain retail and/or manufacturing locations will be organized in the future. We cannot predict how stable our relationships with U.S. labor organizations would be or whether we would be able to meet any unions’ requirements without impacting our financial condition. Labor unions may also limit our flexibility in dealing with our workforce. Work stoppages and instability in our union relationships could delay the production and sale of our products, which could strain relationships with customers and cause a loss of revenues which would adversely affect our operations.
As the cannabis market continues to mature, our products may become obsolete, less competitive, or less marketable.
Because the cannabis market and associated products and technology are rapidly evolving, both domestically and internationally, we may be unable to anticipate and/or respond to developments in a timely and cost-efficient manner. The process of developing our products is complex and requires significant costs, development efforts, and third-party commitments. Our failure to develop new products and technologies and the potential disuse of our existing products and technologies could adversely affect our business, financial condition and operations. Our success will depend, in part, on our ability to continually invest in research and development and enhance our existing technologies and products in a competitive manner.

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
Our voting control is concentrated.
Abner Kurtin, one of our founders, a director, and our Executive Chairman, and Frank Perullo, one of our founders, a director and our President and Interim Co-Chief Executive Officer, have the ability to exercise significant voting power with respect to our outstanding shares because of the shares of Class B common stock that are held by AGP, an entity Mr. Kurtin and Mr. Perullo control. Shares of Class B common stock are entitled to 1,000 votes per share. Mr. Kurtin and Mr. Perullo control approximately 14% of our total issued and outstanding shares and approximately 32% of the voting power attached to all of our issued and outstanding shares.
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
We are subject to increased costs as a result of being a United States company listed on the CSE and maintaining a public listing.
Shares of our Class A common stock are listed on the CSE and we are subject to rules and regulations of the SEC and Canadian securities regulators. As a result, we are, and will continue to be, subject to the reporting requirements, rules and regulations under the applicable Canadian and U.S. securities laws and rules of stock exchanges on which our securities may be listed. There are costs associated with legal, accounting and other expenses related to compliance with requirements of existing and potential future rules and regulations and may make some activities more difficult, time-consuming or costly and may place undue strain on our personnel, systems and resources, which could adversely affect our business, financial condition and results of operations.
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

•restrictions on the transfer of our outstanding shares of Class B common stock, which shares represent approximately 25% of the voting rights of our capital stock;
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
This exclusive forum provision would not apply to suits brought to enforce any liability or duty created by the Securities Act of 1933, as amended (the “Securities Act”) or the Exchange Act of 1934, as amended (the “Exchange Act”) or any other claim for which the federal courts have exclusive jurisdiction. Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act or the Exchange Act.

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
Under Section 382 and related provisions of the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a rolling three year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. As of December 31, 2022, we had gross state and local net operating loss carryforwards totaling approximately $26.4 million, which begin to expire in 2029. We have not completed a study to assess whether an “ownership change” for purposes of Section 382 and related provisions of the Code has occurred, and it cannot be determined whether we may, in the future as a result of subsequent shifts in our stock ownership, experience an “ownership change.” Thus, our ability to utilize carryforwards of our net operating losses and other tax attributes to reduce future tax liabilities may be substantially restricted for federal or (if applicable) state and local tax purposes.
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
In addition, we may experience risks closing transactions for which we have received regulatory approval. Acquisition targets may seek to terminate, whether validly or invalidly, definitive transaction agreements. We may incur costs related to the enforcement of our rights under such definitive agreements, as we have relating to our previously contemplated investment in MedMen NY, Inc.
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
Changes in our customer, product, or competition mix could cause our product margin to fluctuate.
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
We began operating in May 2018 and have yet to generate a profit. We generated a net loss of $80.9 million during the year ended December 31, 2022, which includes a settlement expense of $5.0 million from a settlement agreement, as further described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Legal Matter.” We may be subject to further litigation that, if we suffer an adverse outcome or enter into unfavorable settlement agreement, may impact results from operations. During the year ended December 31, 2022, we had negative cash flows from operating activities of $38.4 million. Our “cash and cash equivalents” as of December 31, 2022 was approximately $74.1 million. We intend to continue to expend significant funds to expand our cultivation and processing facilities, to make acquisitions, and to fund our working capital. We cannot guarantee we will have a positive cash flow status in the future.
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
We have an accumulated deficit of $267.1 million and $186.2 million as of December 31, 2022 and 2021, respectively, as well as a net loss for the year ended December 31, 2022, 2021, and 2020, respectively, and negative cash flows from operating activities for the year ended December 31, 2022, 2021, and 2020, respectively. The recurring net losses and negative cash flows from operating activities are indicators of substantial doubt as to our ability to continue as a going concern for at least one year from issuance of the financial statements included in this report. If we are unable to raise additional capital on favorable terms, if at all, during the next twelve months, we may be forced to decelerate or curtail certain of our operations until such time as additional capital becomes available.
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
Proposed legislation in the U.S. Congress, including changes in U.S. tax law and the recently enacted Inflation Reduction Act of 2022, may adversely impact us and the value of shares of our Class A common stock.
Changes to U.S. tax laws (which changes may have retroactive application) could adversely affect us or holders of our Class A common stock. In recent years, many changes to U.S. federal income tax laws have been proposed and made, and additional changes to U.S. federal income tax laws are likely to continue to occur in the future.
The U.S. Congress is currently considering numerous items of legislation which may be enacted prospectively or with retroactive effect, which legislation could adversely impact our financial performance and the value of shares of our Class A common stock. Additionally, states in which we operate or own assets may impose new or increased taxes. If enacted, most of the proposals would be effective for the current or later years. The proposed legislation remains subject to change, and its impact on us or our investors is uncertain.
In addition, the Inflation Reduction Act of 2022 was recently signed into law and includes provisions that will impact the U.S. federal income taxation of corporations. Among other items, this legislation includes provisions that will impose a minimum tax on the book income of certain large corporations and an excise tax on certain corporate stock repurchases that would be imposed on the corporation repurchasing such stock. It is unclear how this legislation will be implemented by the U.S. Department of Treasury and we cannot predict how this legislation or any future changes in tax laws might affect us or investors in our Class A common stock.

Due to the high degree of uncertainty regarding the implementation and impact of the CARES Act and other legislation related to COVID-19, and their application to businesses substantially similar to ours, there can be no assurance that we will be able to comply with the applicable terms and conditions of the CARES Act and retain such assistance.
On March 27, 2020, the CARES Act was signed into law, aimed at providing emergency assistance and health care for individuals, families, and businesses affected by the COVID-19 pandemic and generally supporting the U.S. economy. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, and modifications to the net interest deduction limitations. In November 2022, we filed for an Employee Retention Tax Credit (“ERTC”) distribution in the amount of approximately $22.8 million. ERTC distributions are refundable tax credits for 50% of qualified wages paid to employees during the pandemic. A company is eligible for the ERTC if it has not received a Paycheck Protection Program loan under the Cares Act and (1) its operations have been fully or partially suspended because of COVID-19 or (2) its gross receipts in a calendar quarter in 2020 declined by more than 50% from the same period in 2019. No formal determination regarding our claim for the ERTC has been received. Due to the high degree of uncertainty regarding the implementation of the CARES Act and other stimulus legislation, and due to the nature of our business, there can be no assurance that we will receive any ERTC distributions or that we will be permitted to retain any ERTC distributions we ultimately receive which could have an impact on us and our financial operations.
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
Our operations depend, in part, on how well we and our suppliers protect networks, equipment, information technology (“IT”) systems and software against damage and threats, including, but not limited to, cable cuts, damage to physical plants, natural disasters, intentional damage and destruction, fire, power loss, hacking, computer viruses, vandalism and theft. We are susceptible to operational, financial and information security risks resulting from cyber-

attacks and/or malfunctioning technology. Our operations also depend on the timely maintenance and replacement of network equipment, IT systems and software, as well as preemptive expenses to mitigate associated risks. Any of the foregoing and other events could result in information system failures, delays, increase in capital expenses, financial losses, the inability to process transactions, the unauthorized release of customer information and reputational risk. If there was a breach in security or if there was a failure in information systems, it could adversely affect our reputation and business continuity.
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
We may be subject to litigation.
We are, and may in the future, become from time to time in the ordinary course of business, party to litigation, which could adversely affect our business. Should any litigation in which we become involved be determined against us, such a decision could adversely affect our ability to continue operating and the market price for the shares of Class A common stock and could potentially use significant resources. Even if we are successful in litigation, litigation can redirect our significant resources and/or the significant resources of our subsidiaries. Please refer to the “Legal Proceedings” section of this Annual Report on Form 10-K for a description of our significant legal matters.

We may be negatively impacted by challenging global economic conditions.
Our business, financial condition, results of operations and cash flow may be negatively impacted by challenging global economic conditions. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence, limitations on the availability of or increases in the cost of credit and capital, increases in inflation or interest rates, high unemployment, natural disasters, epidemics and pandemics (such as COVID-19), state or local government insolvency, or a combination of these or other factors.
These macroeconomic developments could negatively impact our business, which depends on the general economic environment and levels of consumer spending. As a result, we may not be able to maintain our existing customers or attract new customers, or we may be forced to reduce the price of our products. We are unable to predict the likelihood of the occurrence, duration or severity of such disruptions in the credit and financial markets or adverse global economic conditions. Any general or market-specific economic downturn could have a material adverse effect on our business, financial condition, results of operations and cash flow. To date, the Company has not been significantly impacted by inflationary pressure, however, continued and sustained increased inflation and any economic conditions resulting from governmental effort to manage or reduce inflation, may negatively impact the economy and may adversely impact the Company’s costs as well as the demand for its products and services. While we would intend to take actions, wherever possible, to reduce the impact of the effects of inflation, in the case of sustained inflation in the markets in which we operate, it could become increasingly difficult to effectively mitigate the increases to our costs. If we are unable to take actions to effectively mitigate the effect of the increased inflation and changes to economic conditions, our business, financial condition and results of operations could be negatively impacted.
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
Our priorities during the COVID-19 pandemic have been protecting the health and safety of our employees and our customers, following the recommended actions of government and health authorities. In the future, the pandemic may cause reduced demand for our products and services if, for example, the pandemic results in a recessionary economic environment.
Furthermore, as a result of the COVID-19 pandemic, we have adopted remote and hybrid work arrangements for many of our employees. It is possible that widespread remote work arrangements may have a negative impact on our operations; the execution of our business plans; our ability to recruit, train, manage, and retain employees; the productivity and availability of key personnel and other employees necessary to conduct our business; and on third-party service providers who perform critical services for us, or otherwise cause operational failures. If a natural disaster, power outage, connectivity issue, or other event occurred that impacted our employees’ ability to work remotely, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The increase in remote working may also result in increased consumer privacy, data security, and fraud risks.
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
While the U.S. and other jurisdictions have relaxed restrictions implemented in response to the COVID- 19 pandemic, the potential for new and more-transmissible variants means that the situation remains dynamic and subject to rapid and possibly material changes.
Our business may be affected by political and economic instability.
We may be affected by political or economic instability, including political or economic instability resulting from the recent invasion of Ukraine by Russia. The risks include, but are not limited to, terrorism, military repression, extreme fluctuations in currency exchange rates, high rates of inflation and other negative impacts on the global economy, capital markets or other geopolitical conditions. Changes in medical and agricultural development or investment policies or shifts in political viewpoints of certain countries may adversely affect our business. Operations may be affected in varying degrees by government regulations with respect to restrictions on production, distribution, price controls, export controls, income taxes, expropriation of property, maintenance of assets, environmental legislation, land use, land claims of local people, and water use. The effect of these factors cannot be accurately predicted.
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
As of December 31, 2022, we lease cultivation and manufacturing facilities in Barry, IL, Athol, MA, Lansing, MI, and Franklin, NJ consisting of a total of approximately 560,000 square feet and own the manufacturing facilities in Monroe, OH and Smithfield, PA. We lease approximately 128,000 square feet for our dispensary operations and own the 15,000 square foot building that houses our Boston, MA dispensary.
Our cultivation leases generally have a term of eighteen to twenty years. Most leases for our cultivation and manufacturing operations provide for a base rent, typically with three percent annual escalators and generally require us to pay insurance, utilities, real estate taxes and repair and maintenance expenses.
Our retail leases generally have a term of ten years with two five-year renewal options. Most leases for our retail stores provide for a base rent, typically with 2-3 percent annual escalations and generally require us to pay insurance, utilities, real estate taxes, and repair and maintenance expenses.
The average size of our stores is approximately 5,000 square feet. The following table summarizes our principal physical properties by state and their designation by use or planned use, as of December 31, 2022:

State	Cultivation/ Processing	Retail(1)	Ancillary
Illinois	1	10	3
Massachusetts	1	3	1
New Jersey	1	3	2
Michigan	1	8	—
Ohio	2	5	—
Pennsylvania	1	2	—
Total	7	31	6
(1)Includes three locations in Ohio and two locations in Illinois that the Company expects to acquire through definitive agreements that were signed in August 2022.
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
As of March 13, 2023, there were 135 registered holders of shares of our Class A common stock. These totals do not include the number of person whose stock is in nominee or “street” name accounts through brokers.
Equity Compensation Plans
For more information on equity compensation plans, see Item 12 of Part III of this Annual Report.
Peer Performance Table
The following graph compares the cumulative total shareholder return on shares of Ascend Wellness Holdings, Inc.’s Class A common stock from May 4, 2021, when Ascend Wellness Holdings, Inc. began trading on the CSE, through December 31, 2022, with the comparative cumulative return of the S&P 500 Index and a selected peer group of companies. The comparison assumes all dividends have been reinvested (if any) and an initial investment of $100 on May 4, 2021. The returns of each company in the peer group have been weighted to reflect their market capitalizations.

	Base Period 5/4/2021	6/30/2021	9/30/2021	12/31/2021	3/31/2022	6/30/2022	09/30/2022	12/31/2022
Ascend Wellness Holdings, Inc.	$100	$110	$97	$68	$41	$20	$19	$12
S&P 500 Index	$100	$103	$104	$116	$110	$92	$88	$95
Peer Group	$100	$95	$75	$61	$51	$26	$24	$19

The Peer Group is comprised of: Ayr Wellness Inc., Columbia Care Inc., Cresco Labs Inc., Curaleaf Holdings, Inc., Green Thumb Industries Inc., Jushi Holdings Inc., TerrAscend Corp., Verano Holdings Corp, and Trulieve Cannabis Corp.
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
Issuer Purchases of Equity Securities
None.
Recent Sales of Unregistered Securities
Except as described below, all unregistered sales of equity securities during the period covered by this Annual Report on Form 10-K were previously disclosed in our current reports on Form 8-K or quarterly reports on Form 10-Q. The following information represents securities sold by the Company which were not registered under the Securities Act. Included are new issues, securities issued upon conversion from other share classes, and securities issued in exchange for property, services, or other securities.
On November 23, 2022, in conjunction with Joshua Gold’s appointment to the board of directors, the Company issued to him a warrant to purchase 188,000 shares of Class A common stock at a strike price of $2.64 per share, which was immediately exercisable and expires 30 months from the date of issuance. The issuance of the warrant was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.
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
This following MD&A should be read in conjunction with, and is qualified in its entirety by, the Financial Statements. In addition to historical information, this MD&A contains both historical and forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, and forward-looking information, within the meaning of applicable Canadian securities laws, (collectively, “forward-looking statements”), that involve risks and uncertainties.
Forward-looking statements in this Form 10-K include, but are not limited to, statements with respect to: operating results; profitability; financial condition and resources; anticipated needs for working capital; liquidity; capital resources; capital expenditures; milestones; licensing milestones; information with respect to future growth and growth strategies; anticipated trends in the industry in which the Company operates; the Company’s future financing plans; timelines; currency fluctuations; government regulation; inflationary pressure; unanticipated expenses; commercial disputes or claims; limitations on insurance coverage; availability and expectations regarding of cash flow to fund capital requirements; the product offerings of the Company; the competitive conditions of the industry; the competitive and business strategies of the Company; on-going implications of the novel coronavirus (“COVID-19”); statements relating to the business and future activities of, and developments related to, the Company, including such things as future business strategy, competitive strengths, goals, expansion and growth of the Company’s business, operations and plans; and other events or conditions that may occur in the future.
We make forward-looking statements related to future expectations, estimates, and projections that are uncertain and often contain terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “likely,” “may,” “outlook,” “plan,” “predict,” “should,” “target,” or other similar words or phrases, or by the use of words or phrases which state that certain actions, events, or results, may, could, would, or might occur or be achieved. There can be no assurance that such forward-looking statements will prove to be accurate, and actual results and future events could differ materially from those anticipated in such forward-looking statements. These statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties, and assumptions that are difficult to predict. Factors that might cause such differences include, but are not limited to, those discussed in Part 1. of this Form 10-K under Item 1A., “Risk Factors,” which are incorporated herein by reference. Our future results and financial condition may be materially different from those we currently anticipate and historical results may not be indicative of future performance. See “Forward-Looking Statements” for more information. Readers are further cautioned not to place undue reliance on forward-looking information as there can be no assurance that the plans, intentions, or expectations upon which they are placed will occur. Forward-looking information in this MD&A is expressly qualified by this cautionary statement.
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
Since our formation, we have expanded our operational footprint, primarily through acquisitions. As of December 31, 2022, we had direct or indirect operations or financial interests in six United States geographic markets: Illinois, Michigan, Ohio, Massachusetts, New Jersey, and Pennsylvania and employed approximately 2,200 people. In January 2023, we signed a definitive agreement that, upon closing, will expand our operations into the state of Maryland and represent our seventh United States geographic market.
We are committed to being vertically integrated in every state we operate in, which entails controlling the entire supply chain from seed to sale. We are currently vertically integrated in six states in which we operate with expansion plans underway to achieve vertical integration in each of our geographic markets. While we have been successful in opening facilities and dispensaries, we expect continued growth to be driven by opening new operational facilities and dispensaries under our current licenses, expansion of our current facilities, and increased consumer demand.
Our consumer products portfolio is generated primarily from plant material that we grow and process ourselves. As of December 31, 2022, we produce our consumer packaged goods in six manufacturing facilities with approximately 245,000 square feet of operational canopy and total current capacity of approximately 122,500 pounds annually. As of December 31, 2022, our product portfolio consists of 497 stock keeping units (“SKUs”), across a range of cannabis product categories, including flower, pre-rolls, concentrates, vapes, edibles, and other cannabis-related products. As of December 31, 2022, we had 24 open and operating retail locations and subsequently opened dispensaries in New Bedford, Massachusetts and Grand Rapids, Michigan. We expect to have 39 retail locations by mid-2024, which includes 4 dispensaries in Maryland that we expect to acquire pursuant to a definitive agreement that was signed in January 2023 and is pending regulatory approval. Our new store opening plans are flexible and will ultimately depend on market conditions, local licensing, construction, and other regulatory permissions. All of our expansion plans are subject to capital allocations decisions, the evolving regulatory environment, and the COVID-19 pandemic.

On November 22, 2022, the Company filed a registration statement on Form S-3 (the “Registration Statement”) containing a base shelf prospectus with the SEC (the “Shelf Prospectus”), which Registration Statement became effective on December 22, 2022. A corresponding base shelf prospectus (the “Canadian Prospectus”) was filed with, and receipted by, the securities regulatory authorities in each of the provinces and territories Canada under the U.S.-Canada multijurisdictional disclosure system (MJDS). The Registration Statement and Canadian Prospectus qualify the distribution from treasury of up to an aggregate amount of $100,000 worth of shares of Class A common stock, preferred stock, warrants, debt securities, subscription rights and/or units of the Company (“Securities”) for a period of three years. The terms of any Securities to be offered under the base prospectus will be specified in a prospectus supplement, which will be filed with the applicable U.S. and Canadian securities regulatory authorities in connection with any such offering. To date, no prospectus supplement has been filed. The Shelf Prospectus and the Canadian Prospectus were filed to provide maximum flexibility to pursue strategic initiatives.
Recent Developments
Business Developments
AWH continues to expand and further develop its business and operations. Some of the highlights achieved during the year include:
•expanding into our sixth market in the United States by acquiring Story of PA CR, LLC (“Story of PA”) in April 2022, as further described below, and, during the fourth quarter, opening our first two dispensaries that are located in Scranton and Wayne, Pennsylvania, along with building out our cultivation facility which we expect will have its first harvest during the first quarter of 2023;
•entering into a definitive agreement with Ohio Patient Access LLC (“OPA”) that provides the option to acquire three medical dispensaries in Ohio, as further described below;
•entering into definitive agreements to acquire two additional licenses in Illinois, as further described below;
•the commencement of adult-use sales at our Rochelle Park, New Jersey dispensary in April 2022 and at our Montclair, New Jersey dispensary in August, along with the commencement of medical sales at our Fort Lee, New Jersey dispensary in August and the subsequent commencement of adult-use sales in November, as well as adding approximately 25,000 square feet of canopy at our New Jersey cultivation facility;
•further strengthening our balance sheet with $65,000 of additional senior debt financing under our credit facility, as described in “Liquidity and Capital Resources;”
•adding 69,000 square feet of canopy across the network, including phase 2 in Massachusetts, phase 2 in New Jersey, and phase 1 in Pennsylvania, bringing total canopy to approximately 245,000 square feet;
•opening our East Lansing, Michigan dispensary in addition to the Fort Lee, New Jersey, Scranton, Pennsylvania, and Wayne, Pennsylvania dispensaries, discussed above; and
•expanding our partnership portfolio into additional markets, including launching: AiroPro in New Jersey, Lowell in Illinois and Massachusetts, Miss Grass in Massachusetts, Illinois, and New Jersey, and Edie Parker across the portfolio.
Acquisition of Story of PA
On April 19, 2022, we acquired Story of PA. Total consideration for the acquisition of the outstanding equity interests in Story of PA was $53,127, consisting of 12,900 shares of Class A common stock with a fair value of $42,957 and cash consideration of $10,170. Story of PA received a clinical registrant permit from the Pennsylvania Department of Health on March 1, 2022. Through a research collaboration agreement with the Geisinger Commonwealth School of Medicine (“Geisinger”), a Pennsylvania Department of Health-Certified Medical Marijuana Academic Clinical Research Center, this transaction allows us to open a cultivation and processing facility and up to six medical dispensaries throughout the Commonwealth of Pennsylvania. We will help fund clinical research to benefit the patients of Pennsylvania by contributing $30,000 to Geisinger over the next two years (of which $15,000 was funded in April 2022), and up to an additional $10,000 over the next ten years.

The transaction was accounted for as an asset acquisition and the total acquisition cost of $137,594 was allocated to the license intangible asset acquired. The total acquisition cost includes the consideration transferred for the equity interests in Story of PA, the research funding commitment, other liabilities assumed in the transaction, and certain transaction costs. Additionally, this total includes an acquisition-related deferred tax liability of $37,391 that was recorded during the fourth quarter of 2022. Refer to Note 4, “Acquisitions,” in the Financial Statements for additional information.
Through this transaction, AWH entered its sixth market in the United States. We opened our first dispensary in the state in Scranton in October 2022 and the second dispensary in Wayne in November 2022. We are also continuing the build out of the cultivation facility and are expecting the first harvest will occur during the first quarter of 2023.
Acquisition of Ohio Patient Access
On August 12, 2022, the Company entered into a definitive agreement (the “Ohio Agreement”) that provides the Company the option to acquire 100% of the equity of OPA, the holder of a license that grants it the right to operate three medical dispensaries in Ohio, which operations have not yet commenced. The Ohio Agreement is subject to regulatory review and approval. Once the regulatory approval is received, the Company may exercise the option, and the exercise is solely within the Company’s control. The Company may exercise the option until the fifth anniversary of the agreement date or can elect to extend the exercise period for an additional year. Under the Ohio Agreement, the Company will also acquire the real property of the three dispensary locations. In conjunction with the Ohio Agreement, the parties also entered into a support services agreement under which the Company will provide management and advisory services to OPA for a set monthly fee. The parties also entered into a working capital loan agreement under which the Company may, at its full discretion, loan OPA up to $10,000 for general working capital needs. The Company determined OPA is a variable interest entity (“VIE”) and the Company became the primary beneficiary as of the signing date; therefore, OPA is consolidated as a VIE. Refer to Note 8, “Variable Interest Entities,” in the Financial Statements for additional information regarding the Company’s VIEs.
The Ohio Agreement also includes an earn-out provision of $7,300 that is dependent upon the commencement of adult-use cannabis sales in Ohio. The sellers may elect to receive the earn-out payment as either cash or shares of the Company’s Class A common stock, or a combination thereof. Refer to Note 4, “Acquisitions,” in the Financial Statements for additional information.
The total estimated fair value of the transaction consideration was determined to be $24,132 and consisted of the fair value of the cash consideration of $19,290 plus the estimated fair value of the contingent consideration of $4,842. Of the total cash consideration, $11,300 was funded at signing pursuant to note agreements. The $11,000 payment that is due at final closing was recorded net of a discount of $3,010 based on the estimated payment date utilizing the Company’s incremental borrowing rate. This discounted payment is included within “Long-term debt, net” on the Consolidated Balance Sheet in the Financial Statements at December 31, 2022; refer to Note 11, “Debt,” in the Financial Statements for additional information. The contingent consideration is included within “Other non-current liabilities” on the Consolidated Balance Sheet in the Financial Statements at December 31, 2022.
The license intangible asset acquired was determined to have an estimated fair value of $21,684 and the three properties had an estimated fair value of $2,448. Direct transaction expenses of $224 are included in “General and administrative expenses” on the Consolidated Statements of Operations in the Financial Statements for the year ended December 31, 2022. Refer to Note 4, “Acquisitions,” in the Financial Statements for additional information related to this transaction.
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

One transaction was entered on August 11, 2022 for total cash consideration of $5,500. The Company accounted for this transaction as an asset acquisition and allocated the cash consideration as the cost of the license acquired. Of the total cash consideration, $3,000 was paid at signing and $2,500 is due at final closing and is included as a sellers’ note within “Long-term debt, net” on the Consolidated Balance Sheet in the Financial Statements at December 31, 2022; refer to Note 11, “Debt,” in the Financial Statements for additional information. Direct transaction expenses were immaterial.
The second transaction was entered on August 12, 2022 for total cash consideration of $5,600. The Company accounted for this transaction as an asset acquisition and allocated the cash consideration as the cost of the license acquired. The consideration will be paid at final closing and is included as a sellers’ note within “Long-term debt, net” on the Consolidated Balance Sheet in the Financial Statements at December 31, 2022. Direct transaction expenses were immaterial.
The licenses acquired will be amortized in accordance with the Company’s policy once the related operations commence. Refer to Note 4, “Acquisitions,” in the Financial Statements for additional information on these transactions.
Acquisition of Marichron
Effective October 14, 2022, the Company acquired Marichron Pharma LLC (“Marichron”), a medical cannabis processor in Ohio, for total consideration of $2,600, consisting of cash consideration of $1,750, of which $1,500 was previously funded under a promissory note, settlement of approximately $1,000 due under a working capital loan, less settlement of $150 of other pre-acquisition amounts. Acquisition-related costs incurred during the year ended December 31, 2022 were not material. Refer to Note 4, “Acquisitions,” in the Financial Statements for additional information.
Operational and Regulation Overview
We believe our operations are in material compliance with all applicable state and local laws, regulations, and licensing requirements in the states in which we operate. However, cannabis is illegal under United States federal law. Substantially all of our revenue is derived from United States cannabis operations. For information about risks related to United States cannabis operations, refer to Item 1A., “Risk Factors,” of this Form 10-K.
Key Financial Highlights
•Revenue increased by $73,545, or 22%, during 2022, as compared to 2021, primarily driven by growth from our existing business, including the commencement of adult-use-sales at our three New Jersey dispensaries, as well as new site openings and acquisitions.
•Operating loss decreased by $9,678 during 2022, as compared to 2021, primarily driven by lower total operating expenses.
•Net decrease in cash and cash equivalents of $81,335 during 2022, primarily driven by net cash used in investing activities, including payments related to acquisitions, and net cash used to support working capital needs and operating activities, partially offset by proceeds received under our credit facility.

RESULTS OF OPERATIONS
The Year Ended December 31, 2022 Compared with the Year Ended December 31, 2021

	Year Ended December 31,
($ in thousands)	2022	2021	Increase / (Decrease)
Revenue, net	$405,926	$332,381	$73,545	22%
Cost of goods sold	(271,363)	(196,409)	74,954	38%
Gross profit	134,563	135,972	(1,409)	(1)%
Gross profit %	33.1%	40.9%
Operating expenses
General and administrative expenses	137,089	116,665	20,424	18%
Settlement expense	5,000	36,511	(31,511)	(86)%
Total operating expenses	142,089	153,176	(11,087)	(7)%
Operating loss	(7,526)	(17,204)	(9,678)	(56)%

Other (expense) income
Interest expense	(32,436)	(63,989)	(31,553)	(49)%
Other, net	756	256	500	195%
Total other expense	(31,680)	(63,733)	(32,053)	(50)%
Loss before income taxes	(39,206)	(80,937)	(41,731)	(52)%
Income tax expense	(41,693)	(41,720)	(27)	NM*
Net loss	$(80,899)	$(122,657)	$(41,758)	(34)%
*Not meaningful
Revenue
Revenue increased by $73,545, or 22%, during 2022, as compared to 2021. We had 24 open dispensaries as of December 31, 2022, compared to 20 as of December 31, 2021. Revenue from our legacy retail locations increased by $53,164, which includes the benefit of the commencement of adult-use sales at our New Jersey dispensaries that began in 2022, and new dispensaries that opened during late 2021 and during 2022 contributed $8,935 to our revenue growth. Additionally, we recognized incremental revenue from acquisitions of $12,493, which includes a total of $587 from the Ohio cultivation site that we acquired in 2021 and the Ohio processor that we acquired in 2022. The current year also benefited from an increase in wholesale volume sold, particularly in New Jersey and Massachusetts, but was partially offset by pricing pressure across the markets in which we operate, which also led to an increase in intercompany sales, for a decrease of $1,047 in net revenue related to our wholesale operations. As of December 31, 2022, we had 497 SKUs for our cultivation products, compared to 224 SKUs as of December 31, 2021.
Cost of Goods Sold and Gross Profit
Cost of goods sold increased by $74,954, or 38%, during 2022, as compared to 2021. Cost of goods sold represents direct and indirect expenses attributable to the production of wholesale products as well as direct expenses incurred in purchasing products from other wholesalers. The increase in cost of goods sold in 2022 was driven by expansion of our operations, including $8,025 of incremental cost of goods sold from acquisitions. Gross profit for 2022 was $134,563, representing a gross margin of 33.1%, compared to gross profit of $135,972 and gross margin of 40.9% for 2021. The decrease in gross margin was primarily driven by lower margins at our Illinois cultivation facility as pricing decreased compared to prior year, partially offset by gross profit margin increases in Massachusetts, Michigan, and New Jersey as assets came online. Additionally, we recognized $7,306 of write-downs of certain inventory items within our Michigan business. Margins across our retail stores in Illinois, Massachusetts, and Michigan were down slightly due to pricing pressure in those markets.

General and Administrative Expenses
General and administrative expenses increased by $20,424, or 18%, during 2022, as compared to 2021. The increase was primarily related to:
•a $5,730 increase in compensation expense resulting from higher headcount of approximately 2,200 as of December 31, 2022 compared to approximately 1,500 as of December 31, 2021 to support our expanded operations;
•a $4,059 increase in depreciation and amortization expense due to $2,663 of incremental amortization of licenses and $1,396 of incremental depreciation expense due to a larger average balance of fixed assets in service;
•a $1,704 expense related to the write-off of certain previously capitalized costs and an estimated reserve of $3,700 related to certain amounts associated with the New York transaction (refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Legal Matters–MedMen NY Litigation” for additional information);
•a $2,981 increase in rent and utilities and related overhead expenses to support the expansion of our operations; and
•a $1,053 increase in professional services, driven by higher legal expenses for ongoing litigation matters, partially offset by the absence of a $2,000 termination fee associated with a management services agreement that was incurred in the prior year following our IPO and lower external support expenses.
Settlement Expense
During 2022, we recognized an expense of $5,000 related to the settlement of a stockholder dispute (refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Legal Matters–Stockholder Dispute” for additional information). During 2021, we recognized a settlement expense of $36,511 for a matter related to two property purchase agreements.
Interest Expense
Interest expense decreased by $31,553, or 49%, during 2022, as compared to 2021. The decrease was primarily due to the absence of $30,967 of non-cash interest recognized with our IPO. Additionally, in the prior year we recognized a $6,637 net loss upon extinguishment of previously outstanding debt. The absence of these amounts was partially offset by higher cash interest expense in the current year associated with additional borrowings under our credit facility, as well as a $2,180 loss on extinguishment recognized in the current year (refer to “Liquidity and Capital Resources” for further information). During 2022, we had a weighted-average outstanding debt balance of $285,802 with a weighted-average interest rate of 9.8%, excluding finance leases, compared to an average debt balance of $218,559 during 2021 with a weighted-average interest rate of 10.6%.
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
The statutory federal tax rate was 21% during both periods. The Company has operations in six U.S. geographic markets: Illinois, Michigan, Ohio, Massachusetts, New Jersey, and Pennsylvania, which have state tax rates ranging from 6% to 11.5%. Certain states, including Michigan and, effective as of January 1, 2022, Massachusetts, do not align with IRC Section 280E for state tax purposes and permit the deduction of ordinary and necessary business expenses from gross profit in the calculation of state taxable income.

Income tax expense was $41,693, or 31.0% of gross profit, during 2022, as compared to $41,720, or 30.7% of gross profit, during 2021. There have been no material changes to income tax matters in connection with the normal course of operations during 2022. The effective tax rate on gross profit for 2022 was impacted by higher penalties and interest due on federal tax payments in the current year as compared to the prior year, but benefited from higher relative cost of goods sold.
NON-GAAP FINANCIAL MEASURES
We define “Adjusted Gross Profit” as gross profit excluding non-cash inventory costs which include depreciation and amortization included in cost of goods sold, equity-based compensation included in cost of goods sold, start-up costs included in cost of goods sold, and other non-cash inventory adjustments. We define “Adjusted Gross Margin” as Adjusted Gross Profit as a percentage of net revenue. Our “Adjusted EBITDA” is a non-GAAP measure used by management that is not defined by U.S. GAAP and may not be comparable to similar measures presented by other companies. We define “Adjusted EBITDA Margin” as Adjusted EBITDA as a percentage of net revenue. Management calculates Adjusted EBITDA as the reported net loss, adjusted to exclude: income tax expense; other (income) expense; interest expense; depreciation and amortization; depreciation and amortization included in cost of goods sold; non-cash inventory adjustments; equity-based compensation; equity-based compensation included in cost of goods sold; start-up costs; start-up costs included in cost of goods sold; transaction-related and other non-recurring expenses; litigation settlement; and gain or loss on sale of assets. Accordingly, management believes that Adjusted EBITDA provides meaningful and useful financial information, as this measure demonstrates the operating performance of the business. Non-GAAP financial measures may be considered in addition to the results prepared in accordance with U.S. GAAP, but they should not be considered a substitute for, or superior to, U.S. GAAP results.
The following table presents Adjusted Gross Profit for the year ended December 31, 2022 and 2021:

	Year Ended December 31,
($ in thousands)	2022	2021
Gross Profit	$134,563	$135,972
Depreciation and amortization included in cost of goods sold	15,360	9,612
Equity-based compensation included in cost of goods sold	11,627	2,929
Start-up costs included in cost of goods sold(1)	13,044	—
Non-cash inventory adjustments(2)	10,478	4,914
Adjusted Gross Profit	$185,072	$153,427
Adjusted Gross Margin	45.6%	46.2%
(1)Incremental expenses associated with the expansion of activities at our cultivation facilities that are not yet operating at scale, including excess overhead expenses resulting from delays in regulatory approvals at certain cultivation facilities.
(2)Consists of write-offs of expired products and obsolete packaging. Additionally, during 2022, we recognized a loss of $7,306 resulting from net realizable value adjustments related to certain inventory items in Michigan.

The following table presents Adjusted EBITDA for the year ended December 31, 2022 and 2021:

	Year Ended December 31,
($ in thousands)	2022	2021
Net loss	$(80,899)	$(122,657)
Income tax expense	41,693	41,720
Other income, net	(756)	(256)
Interest expense	32,436	63,989
Depreciation and amortization	29,455	19,648
Non-cash inventory adjustments(1)	10,478	4,914
Equity-based compensation	22,995	18,279
Start-up costs(2)	23,590	5,465
Transaction-related and other non-recurring expenses(3)	8,885	11,209
Loss on sale of assets	345	605
Litigation settlement	5,000	36,511
Adjusted EBITDA	$93,222	$79,427
Adjusted EBITDA Margin	23.0%	23.9%
(1)Consists of write-offs of expired products and obsolete packaging. Additionally, during 2022, we recognized a loss of $7,306 resulting from net realizable value adjustments related to certain inventory items in Michigan.
(2)One-time costs associated with acquiring real estate, obtaining licenses and permits, and other costs incurred before commencement of operations at certain locations, as well as incremental expenses associated with the expansion of activities at our cultivation facilities that are not yet operating at scale, including excess overhead expenses resulting from delays in regulatory approvals at certain cultivation facilities. The 2022 amount includes a $1,704 expense related to the write-off of certain previously capitalized costs and an estimated reserve of $3,700 related to certain amounts associated with the New York transaction that the Company is actively pursuing collecting. The 2022 amount also includes a $234 fair value adjustment related to the OPA earn-out.
(3)Legal and professional fees associated with litigation matters, potential acquisitions, and other regulatory matters and other non-recurring expenses. The prior year includes expenses related to the Company’s IPO.
The Year Ended December 31, 2021 Compared with the Year Ended December 31, 2020
For a discussion comparing our operating results for the year ended December 31, 2021 with the year ended December 31, 2020, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K for the year ended December 31, 2021, filed with each of the U.S. Securities and Exchange Commission and the relevant Canadian securities regulatory authorities on March 11, 2022.

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
Financing History and Future Capital Requirements
Historically, we have used private financing as a source of liquidity for short-term working capital needs and general corporate purposes. In May 2021, we completed an IPO of shares of our Class A common stock through which we raised aggregate net proceeds of approximately $86,065 after deducting underwriting discounts and commissions and certain direct offering expenses paid by us. In August 2021, we entered into a credit facility under which we initially borrowed a $210,000 term loan. During the second quarter of 2022, we borrowed an additional $65,000 of term loans from certain lenders under the expansion feature of the credit facility, as further described below.
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
As of December 31, 2022 and 2021, the Company had total current liabilities of $110,949 and $117,395, respectively, and total current assets of $198,743 and $258,012, respectively, which includes cash and cash equivalents of $74,146 and $155,481, respectively, to meet its current obligations. As of December 31, 2022, the Company had working capital of $87,794, compared to $140,617 as of December 31, 2021.
Approximately 90% and 97% of the Company’s cash and cash equivalents balance as of December 31, 2022 and 2021, respectively, is on deposit with banks, credit unions, or other financial institutions. We have not experienced any material impacts related to banking restrictions applicable to cannabis businesses. Our cash and cash equivalents balance is not restricted for use by variable interest entities.
As reflected in the Financial Statements, we had an accumulated deficit as of December 31, 2022 and 2021, as well as a net loss for the year ended December 31, 2022, 2021, and 2020, respectively, and negative cash flows from operating activities during the year ended December 31, 2022, 2021, and 2020, respectively, which are indicators that raise substantial doubt of our ability to continue as a going concern. Management believes that substantial doubt of our ability to continue as a going concern for at least one year from the issuance of our Financial Statements has been alleviated due to: (i) cash on hand and (ii) continued growth of sales from our consolidated operations. Management plans to continue to access capital markets for additional funding through debt and/or equity financings to supplement future cash needs, as may be required. However, management cannot provide any assurances that the Company will be successful in accomplishing its business plans. If we are unable to raise additional capital on favorable terms, if at all, whenever necessary, we may be forced to decelerate or curtail certain of our operations until such time as additional capital becomes available.
Credit Facility
In August 2021, we entered into a credit agreement with a group of lenders (the “2021 Credit Agreement”) that provided for an initial term loan of $210,000, which was borrowed in full. The 2021 Credit Agreement provided for an expansion feature that allowed us to request an increase in the term loan outstanding up to $275,000 if the existing lenders (or other lenders) agreed to provide such additional term loans. During the second quarter of 2022, we borrowed an additional $65,000 of incremental term loans through this expansion feature (the “2022 Loans” and, together with the initial term loan, the “2021 Credit Facility”) for total borrowings of $275,000 outstanding as of December 31, 2022. The 2021 Credit Facility matures on August 27, 2025 and does not require scheduled principal amortization payments. Borrowings under the 2021 Credit Facility bear interest at a rate of 9.5% per annum, payable quarterly. Proceeds from the initial term loan under the 2021 Credit Facility were used, in part, to prepay certain then-outstanding debt obligations and, together with the 2022 Loans, fund working capital and general corporate matters, including, but not limited to, growth investments, acquisitions, capital expenditures, and other strategic initiatives.
We incurred financing costs of $8,806 related to the initial term loan and additional financing costs of $7,606 related to the 2022 Loans, which includes warrants issued to certain lenders to acquire 3,130 shares of Class A common stock that had a fair value of $2,639 at issuance (refer to Note 12, “Stockholders’ Equity,” in the Financial Statements for additional information). The financing costs are being amortized to interest expense over the term of 2021 Credit Facility using the straight-line method, which approximates the interest rate method. The 2022 Loans were funded by a combination of new and existing lenders. Borrowings from the existing lenders were accounted for as a modification of existing debt, with the exception of one lender that was considered an extinguishment. We recognized a loss on extinguishment of $2,180 as a component of interest expense during the year ended December 31, 2022, comprised of the write-off of $337 related to the lender’s initial term loan and $1,843 related to the lender’s new loan, which included the estimated fair value of the warrants issued to the lender.
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
We are required to comply with two financial covenants under the 2021 Credit Agreement. Liquidity (defined as unrestricted cash and cash equivalents pledged under the 2021 Credit Facility plus any future revolving credit availability) may not be below $20,000 as of the last day of any fiscal quarter, and we may not permit the ratio of Consolidated EBITDA (as defined in the 2021 Credit Agreement) to consolidated cash interest expense for any period of four consecutive fiscal quarters to be less than 2.00:1.00 for the period ending December 31, 2021 and increased to not less than 2.50:1.00 for the period ending June 30, 2022 and thereafter. The Company has a customary equity cure right for each of these financial covenants. The Company is in compliance with these covenants as of December 31, 2022. Refer to Note 11, “Debt,” in the Financial Statements for additional information.
Financing Agreement
In December 2022, we received $19,364 pursuant to a financing agreement with a third-party lender (the “Financing Agreement”), which is included in “Long-term debt, net” in the Financial Statements at December 31, 2022. The Company assigned to the lender its interests in an employee retention tax credit claim (the “ERTC Claim”) that it submitted in November 2022 for approximately $22,800. If the Company does not receive the ERTC Claim, in whole or in part, the Company is required to repay the related portion of the funds received plus interest of 10% accrued from the date of the Financing Agreement through the repayment date. The Financing Agreement does not have a stated maturity date and the discount is being accreted to interest expense over an expected term. The Company’s obligations under the Financing Agreement will be satisfied upon receipt of the ERTC Claim or other full repayment. The Company determined the ERTC Claim did not meet the criteria to record as a receivable as of December 31, 2022 because of the uncertain nature of the ERTC Claim.

Cash Flows

	Year Ended December 31,
(in thousands)	2022	2021	2020
Net cash used in operating activities	$(38,356)	$(41,738)	$(6,004)
Net cash used in investing activities	(114,254)	(113,233)	(30,872)
Net cash provided by financing activities	71,275	252,355	82,168
Operating Activities
Net cash used in operating activities decreased by $3,382 during 2022, as compared to 2021, primarily driven by the timing and amount of income tax payments, the timing of payments to suppliers and vendors, and the timing of other working capital payments.
Net cash used in operating activities increased by $35,734 during 2021, as compared to 2020, primarily driven by increases in net investments in working capital, including inventory as well as the timing of accounts payable and accrued liabilities.
Investing Activities
Net cash used in investing activities increased by $1,021 during 2022, as compared to 2021. The increase was primarily due to the purchase of intangible assets, including the first $15,000 payment made under the Story of PA research collaboration agreement, partially offset by proceeds received from the sale of assets and lower cash investments in capital assets.
Net cash used in investing activities increased by $82,361 during 2021, as compared to 2020. The increase was primarily due to an increase in cash investments in capital assets and the absence of proceeds from the sale of assets that occurred in 2020.
Financing Activities
Net cash provided by financing activities decreased by $181,080 during 2022, as compared to 2021. The decrease was primarily due to lower proceeds from the issuance of debt, net of repayments, in the current year and the absence of net proceeds received from our IPO in the prior year.
Net cash provided by financing activities increased by $170,187 during 2021, as compared to 2020. The increase was primarily due to higher proceeds from the issuance of debt and net proceeds from our IPO, partially offset by the repurchase of warrants in the current year and the absence of proceeds from a financing sale leaseback transaction that occurred in 2020.
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

The following table summarizes the Company’s material future contractual obligations as of December 31, 2022:

(in thousands)	Commitments Due by Period
Contractual Obligations	Total	2023	2024 - 2025	2026 - 2027	Thereafter
Term notes(1)	$275,000	$—	$275,000	$—	$—
Fixed interest related to term notes(2)	69,357	26,125	43,232	—	—
Sellers’ notes(3)	30,243	11,143	19,100	—	—
Finance arrangements(4)	22,001	2,308	4,941	5,275	9,477
Operating leases(5)	619,453	33,879	70,645	73,808	441,121
Finance leases(5)	1,140	315	630	195	—
Other commitments(6)	15,943	15,943	—	—	—
Total	$1,033,137	$89,713	$413,548	$79,278	$450,598
(1)Principal payments due under our term notes payable. Refer to Note 11, “Debt,” in the Financial Statements for additional information.
(2)Represents fixed interest rate payments on borrowings under the 2021 Credit Facility based on the principal outstanding at December 31, 2022. Interest payments could fluctuate based on prepayments or additional amounts borrowed.
(3)Consists of amounts owed for acquisitions or other purchases. Certain cash payments include an interest accretion component, and the timing of certain payments may vary based on regulatory approval. Refer to Note 11, “Debt,” in the Financial Statements for additional information. This amount excludes the potential earn-out payment related to the OPA acquisition that has an estimated fair value of $5,076 at December 31, 2022 and is dependent upon the commencement of adult-use cannabis sales in Ohio. Refer to Note 4, “Acquisitions,” in the Financial Statements for additional information.
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
(6)Related to the Story of PA acquisition. Refer to Note 4, “Acquisitions,” in the Financial Statements for additional information. We expect to fund up to an additional total of $10,000 over the next ten years under the research collaboration agreement. Since the timing of the payments may vary, this amount has been excluded from the table above.
The table above excludes the Financing Arrangement, as the timing of the repayment is uncertain. Additionally, in conjunction with the OCC acquisition (see Note 4, “Acquisitions,” in the Financial Statements) in December 2021, the Company entered into a supply agreement with a producer and supplier of medical marijuana products in Ohio (the “Ohio Supply Agreement”) with an initial expiration date of August 2028. Under the Ohio Supply Agreement, the Company will purchase products from the supplier that results in 7.5% of the Company’s monthly gross sales of all products in our Ohio dispensaries for the first five years, and 5% for the remaining term. The Company can establish the selling price of the products and the purchases are made at the lowest then-prevailing wholesale market price of products sold by the supplier to other dispensaries in Ohio. Such purchases have been excluded from the table above, as purchases are variable based on gross sales of the respective dispensary.
As of the date of this filing, we do not have any off-balance sheet arrangements, as defined by applicable regulations of the United States Securities and Exchange Commission, that have, or are reasonably likely to have, a current or future effect on the results of our operations or financial condition, including, and without limitation, such considerations as liquidity and capital resources.

Capital Expenditures
We anticipate capital expenditures, net of tenant improvement allowances, of approximately $25,000 during 2023. Changes to this estimate could result from the timing of various project start dates, which are subject to local and regulatory approvals. Spending at our cultivation and processing facilities includes: construction; purchase of capital equipment such as extraction equipment, heating, ventilation, and air conditioning equipment, and other manufacturing equipment; general maintenance; and information technology capital expenditures. Dispensary-related capital expenditures includes construction costs for the initial build-out of each location, general maintenance costs and upgrades to existing locations.
During 2023, we expect to complete the second phase of expansion at our New Jersey cultivation facility, the initial build out of our Pennsylvania cultivation facility, and complete certain expansion projects at our Illinois and Massachusetts cultivation facilities. We also anticipate building out the three dispensaries in Ohio related to the OPA transaction, up to four additional dispensaries in Pennsylvania, and two additional dispensaries in each of Illinois and Michigan. Additionally, we anticipate certain general maintenance activities across our cultivation facilities and dispensary locations. Management expects to fund capital expenditures by utilizing cash flows from operations and reimbursements under tenant improvement allowances from sale leaseback transactions.
As of December 31, 2022, our construction in progress (“CIP”) balance was $9,633 and relates to capital spending on projects that were not yet complete. This balance includes $4,085 related to the build out of our New Bedford, Massachusetts retail location; $2,542 related to certain projects at our Illinois cultivation facility; $1,363 related to the expansion of our New Jersey cultivation facility; $544 related to the build out of the three dispensaries in Ohio related to the OPA transaction; $444 related to the build out of two additional Illinois retail locations; and $655 related to other projects at our dispensaries.
Other Matters
Equity Incentive Plans
As of December 31, 2022, a total of 9,994 restricted common shares had been granted under the equity incentive plan approved in 2020 (the “2020 Plan”), of which 617 were unvested as of December 31, 2022. Total unrecognized compensation cost related to the restricted common shares was $67 as of December 31, 2022, which is expected to be recognized over a weighted-average remaining period of 0.4 years.
In July 2021, the Company adopted a new stock incentive plan (the “2021 Plan”), pursuant to which 17,000 shares of Class A common stock are reserved for issuance thereunder, subject to certain adjustments and other terms. Following the adoption of the 2021 Plan, no additional awards are expected to be issued under the 2020 Plan. The 2021 Plan authorized the issuance of options, stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”), and other stock-based awards (collectively the “2021 Plan Awards”). As of December 31, 2022, there were 5,859 shares of Class A common stock available for grant for future equity-based compensation awards under the 2021 Plan.
During 2022, the Company granted a total of 5,522 RSUs under the 2021 Plan. As of December 31, 2022, a total of 11,952 RSUs have been granted under the 2021 Plan, of which 6,462 are unvested as of December 31, 2022. Total unrecognized compensation cost related to the RSUs was $38,331 as of December 31, 2022, which is expected to be recognized over a weighted-average remaining period of 2.5 years. Additionally, during 2022, the Company granted a total of 2,429 options under the 2021 Plan, of which 2,042 are outstanding as of December 31, 2022 and none of which are exercisable. The outstanding options have a remaining weighted-average contractual life of 4.4 years as of December 31, 2022, and total unrecognized stock-based compensation expense related to unvested options was $2,774, which is expected to be recognized over a weighted-average remaining period of 3.3 years.
Total equity-based compensation expense was $18,979, $23,093, and $680 during 2022, 2021, and 2020, respectively. Of the total equity-based compensation expense, $7,611 and $7,743 was capitalized to inventory during 2022 and 2021, respectively. As of December 31, 2022 and 2021, $536 and $4,814, respectively, remains capitalized in inventory. No equity-based compensation expense was capitalized during 2020. During 2022, 2021, and 2020 we recognized $11,368, $15,350, $680, respectively, within “General and administrative expenses” on the Consolidated

Statements of Operations in the Financial Statements and we recognized $11,889, $2,929, and none, respectively, within “Cost of goods sold.” Refer to Note 13, “Equity-Based Compensation Expense,” in the Financial Statements for additional information.
In July 2021, the Company adopted an employee stock purchase plan (the “2021 ESPP”), pursuant to which 4,000 shares of Class A common stock are reserved for issuance thereunder, subject to certain adjustments and other terms. As of December 31, 2022, no shares have been issued under the 2021 ESPP.
Sale Leaseback Transactions
In February 2022, the Company sold and subsequently leased back one of its capital assets in New Jersey for total proceeds of $35,400, excluding transaction costs. The transaction met the criteria for sale leaseback treatment. The lease was recorded as an operating lease and resulted in a lease liability of $33,707 and a right of use (“ROU”) asset of $29,107, which was recorded net of a $4,600 tenant improvement allowance.
In June 2022, the Company sold and subsequently leased back two of its capital assets in Pennsylvania for total proceeds of $3,825, excluding transaction costs. Each transaction met the criteria for sale leaseback treatment. The leases were recorded as operating leases and resulted in a total lease liability and ROU asset of $2,102. Each of the lease agreements provide for a capital expenditure allowance of up to $3,000. The rent payments due under each lease will increase by a percentage of the capital expenditure allowance as funding occurs, and, therefore, each lease will be reassessed and remeasured as a modification upon such funding. During 2022, we received a total of $3,690 under the capital expenditure allowance that was recorded as a tenant improvement allowance and resulted in $1,880 of additional lease liabilities based on the modified lease terms and a net gain of $384 during 2022, which is included in “General and administrative expenses” on the Consolidated Statement of Operations in the Financial Statements.
In October 2022, the Company sold and subsequently leased back certain real estate and related assets of a commercial property located in New Bedford, Massachusetts for a total purchase price of $350, pursuant to a definitive agreement that was entered into during 2021. The transaction did not meet the criteria for sale-leaseback treatment.
Refer to Note 10, “Leases,” in the Financial Statements for additional information regarding the Company’s leases.
Legal Matters
Below is a description of our significant legal matters and the related impact, as applicable, on our financial condition, results of operations, and prospects. Refer to Note 15, “Commitments and Contingencies,” in the Financial Statements for additional information.
TVP Settlement
In December 2020, TVP, LLC, TVP Grand Rapids, LLC and, TVP Alma, LLC (collectively, the “TVP Parties”) filed a claim alleging breach of contract against FPAW Michigan, LLC (“FPAW”), and AWH related to a purchase agreement that was entered into in September 2019 for the Company’s potential acquisition of certain locations in Michigan. FPAW was a variable interest entity of the Company at that time through FPAW Michigan 2, Inc. and became a subsidiary of the Company in December 2020.
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
On April 14, 2021, FPAW and AWH entered into a settlement agreement with the TVP Parties which provides for, among other items, the dismissal of all claims brought by the TVP Parties against FPAW and AWH upon performance of each parties’ obligations under the Settlement Agreement. Pursuant to the Settlement Agreement, FPAW and AWH were required to deliver a cash payment of $9,000 to TVP, LLC on the date of the Settlement Agreement, with an additional cash payment of $5,480 due on or before January 1, 2022 (which was paid in January 2022). In addition, on April 14, 2021, upon the execution of the Settlement Agreement, AWH issued 4,770 common units of AWH with a fair value of $26,041 to an escrow account, to be held in the name of the escrow agent (the “Escrow Units”). The Escrow Units converted into shares of Class A common stock upon the Conversion in the same manner as all other common units of AWH. Also as part of the Settlement Agreement and in order to avoid further potential litigation, AWH issued 255 common units of AWH with a fair value of $1,390 to a party to one of the September 2019 agreements that was not a party to the litigation matter.
Upon the receipt of the initial cash payment of $9,000 and the issuance of the Escrow Units, the TVP Parties filed a stipulated order dismissing all lawsuits, with prejudice and without costs, against FPAW and AWH. The Escrow Units are issued and outstanding and will remain in the escrow account until such time as the TVP Parties exercise an option to hold the Escrow Units directly (the “Put Option”). Upon their exercise of the Put Option, the Escrow Units shall be released to the TVP Parties and the TVP Parties shall transfer to FPAW the equity interests of the entities that hold the three real estate properties in Grand Rapids. The parties intend to work to identify at least two additional sites that will be suitable for future Ascend retail locations, which properties the Company would lease pursuant to market rental terms. The Put Option is required to be exercised by the TVP Parties within three years of the date of the Settlement Agreement. FPAW and AWH are entitled to use the subject properties until such time as the Put Option is exercised. FPAW currently operates dispensaries at two of the properties and expects to open a dispensary at the third property in early 2023.
The settlement charge of $36,511 is reflected within “Settlement expense” on the Consolidated Statements of Operations in the Financial Statements for the year ended December 31, 2021 and the fair value of the share issuance of $27,431 is reflected within “Equity issued in litigation settlement” on the Consolidated Statement of Changes in Stockholders’ Equity in the Financial Statements. The fair value of the three properties to be acquired per the settlement of $5,400 is recorded within “Other noncurrent assets” in the Financial Statements as of December 31, 2022 and 2021, and will remain until the time such property titles transfer to the Company.
The Company reported losses related to its Michigan operations of approximately $18,200, $17,400, and $16,700 during 2022, 2021, and 2020, respectively, and there is no guarantee that the Company’s Michigan operations will become profitable in the future. Cultivation operations commenced in April 2021, and the Company anticipates that revenue and profitability in Michigan may improve as a result of vertical integration since the Company will be able to produce products for sale at our owned dispensaries at a significantly lower cost compared to the cost associated with acquiring product on the wholesale market from third parties. The Company also intends to identify additional attractive locations for future retail locations in Michigan. However, despite these developments, Michigan may continue to be a difficult market for us, as it is more competitive than the other markets in which the Company operates because Michigan does not limit the number of dispensaries or the size of cultivation facilities. As of the date of this Annual Report, there are over 300 dispensaries in Michigan and due to the significant retail competition in this market, we expect our sales per retail location and gross margins in this market to be below our average across the portfolio.
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
The Company, Mr. Kurtin, and the Claimants entered into a settlement agreement, dated April 29, 2022, whereby the Company agreed to pay the Claimants a total of $5,000. This amount is reflected in the Financial Statements within “Settlement expense” on the Consolidated Statements of Operations for the year ended December 31, 2022 and was paid in May 2022.
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
Following receipt of such notice, on January 13, 2022, the Company filed a complaint against MedMen and others in the Commercial Division of the Supreme Court of the State of New York (the “Court”), requesting specific performance that the transactions contemplated by the Investment Agreement must move forward, and such other relief as the Court may deem appropriate. The Company simultaneously moved for a temporary restraining order and preliminary injunction (the “Motion”) requiring MedMen to operate its New York business in the ordinary course of business and to refrain from any activities or transactions that might impair, encumber, or dissipate MedMen’s New York assets. The parties resolved the Motion via a “Stipulation and Order” entered by the Court on January 21, 2022 that requires that MMNY operate only in compliance with the law and in a manner consistent with its ordinary course of business that preserves all assets of MMNY. It further requires MMNY to not take certain actions, including any actions that would have a material adverse effect on MedMen’s NY business. The Stipulation and Order remains in place until trial. The Stipulation and Order also set an initial schedule for the litigation.
On January 24, 2022, MedMen filed counterclaims against the Company, alleging that Ascend had breached the Investment Agreement, and seeking declaratory relief that MedMen had properly terminated the Investment Agreement. On February 14, 2022, the Company moved to dismiss MedMen’s counterclaims and filed an amended complaint (the “First Amended Complaint”) that included additional claims against MedMen for breach of contract. The First Amended Complaint contained several causes of action, including for breach of contract and breach of the covenant of good faith and fair dealing. The First Amended Complaint sought damages in addition to continuing to seek injunctive and declaratory relief. On March 7, 2022, MedMen filed amended counterclaims, an answer, and affirmative defenses to the First Amended Counterclaim. On March 28, 2022, the Company moved to dismiss MedMen’s amended counterclaims. On April 20, 2022, the parties entered into a stipulation extending the time for MedMen to oppose the Company’s motion to dismiss until May 5, 2022. In addition, the parties agreed to stay all discovery, including both party and non-party discovery. On May 5, 2022, the parties filed another stipulation order with the Court adjourning until further notice from the Court MedMen’s time to oppose the Company’s motion to dismiss MedMen’s amended counterclaims. The parties again stipulated that all discovery remains stayed pending further order from the Court.
On May 10, 2022, the Company and MedMen signed a term sheet (the “Term Sheet”), pursuant to which the parties agreed to use best efforts to enter into a settlement agreement and enter into new or amended transactional documents. Specifically, if consummated, the agreements contemplated by the Term Sheet would entail, among other things, the Company paying MedMen $15,000 in additional transaction consideration, and MedMen withdrawing its counterclaims against the Company. Per the amended transaction terms contemplated in the Term Sheet, upon closing, the Company would receive a 99.99% controlling interest in MMNY and the Company would pay MedMen $74,000, which reflected the original transaction consideration plus an additional $11,000 per the parties’ Term Sheet, less a $4,000 deposit that the Company already paid.
The amended transaction terms contemplated in the Term Sheet also would have required MedMen to provide a representation and warranty that the status of the MMNY assets has not materially changed since December 31, 2021 and an acknowledgement that the representations and warranties from the Investment Agreement will survive for three months after the closing of the contemplated transactions. After the Company determined that MedMen could not make or provide the representations and warranties MedMen would have been required to make as part of the contemplated transactions, the Company determined that it no longer intended to consummate the contemplated transactions.
On September 30, 2022, the Company sought leave from the Court to file a second amended complaint (the “Second Amended Complaint”). The Second Amended Complaint contains breach of contract claims against MedMen, as well as a claim for the breach of the implied covenant of good faith and fair dealing, and a claim for anticipatory breach of contract. In connection with those claims, the Company is no longer seeking injunctive or declaratory relief; however, the Company continues to seek damages from MedMen, including, but not limited to, the return of the $4,000 deposit, approximately $2,400 of advances under the working capital loan agreement that was entered into in conjunction with the Investment Agreement, and other capital expenditure advances paid to MMNY by the Company.
On November 21, 2022, the parties entered into a stipulation whereby MedMen agreed to the filing of the Second Amended Complaint, which is now the operative pleading in the litigation. In addition, in the stipulation, the Company agreed that it would not contest MedMen’s filing of second amended counterclaims against the Company while reserving all rights with respect to any such counterclaims, including the right to move to dismiss any amended counterclaims. Because the parties agreed to the filing of each side’s amended pleadings, on November 28, 2022, the Court determined that Ascend’s March 2022 motion to dismiss was moot.
On December 21, 2022, MedMen filed amended counterclaims, an answer, and affirmative defenses to the Company’s Second Amended Complaint. In addition to the allegations in MedMen’s earlier pleadings, MedMen now also alleges that the Company breached the Term Sheet. On January 20, 2023, the Company moved to dismiss MedMen’s amended counterclaims. The briefing on the Company’s motion to dismiss was completed as of March 3, 2023. The parties are awaiting a decision from the Court on the motion to dismiss.
Following the Company’s decision to no longer consummate the contemplated transactions, the Company expensed a total of $1,704 of capitalized costs, primarily consisting of capital expenditures or deposits that were incurred for certain locations. Additionally, the Company established an estimated reserve of $3,700 related to the remaining amounts that it is actively pursuing collecting. These adjustments are included within “General and administrative expenses” on the Consolidated Statements of Operations and within “Other” on the Consolidated Statements of Cash Flows in the Financial Statements for the year ended December 31, 2022.

Subsequent Transactions
Acquisition
On January 25, 2023, the Company entered into a definitive agreement (the “Maryland Agreement”) to acquire 100% of the membership interests of Devi Holdings, Inc. (“Devi”), which owns and operates four licensed medical cannabis dispensaries in Maryland. Under the Maryland Agreement, the Company will also acquire the real property of the four dispensary locations. Total consideration at closing, subject to customary closing conditions and working capital adjustments, will consist of cash consideration of $12,000 and approximately 5,200 shares of Class A common stock. The Maryland Agreement is subject to regulatory review and approval.
Other
On February 24, 2023, the Company amended the lease associated with its New Jersey cultivation facility to increase the tenant improvement allowance by $15,000.
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
The Company’s significant accounting policies are described in Note 2, “Basis of Presentation and Significant Accounting Policies,” in the Financial Statements, including standards adopted during the current year, none of which had a material impact on our consolidated financial statements. There have been no other significant changes to our critical accounting policies and estimates. We believe the following critical accounting policies govern the more significant judgments and estimates used in the preparation of our consolidated financial statements.
Acquisitions
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
Cannabis licenses are the primary intangible asset acquired in business combinations, as they provide us the ability to operate in each market. The key assumptions used in calculating the fair value of these intangible assets are cash flow projections that include discount rates and terminal growth rates. In calculating the fair value of the cannabis licenses acquired during 2022 and 2021, management selected discount rates that vary depending upon the markets in which each of the acquisitions operate in, generally ranging between 15% and 21%. The terminal growth rate represents the rate at which these businesses will continue to grow into perpetuity. Management selected a terminal growth rate of 3%. Other significant assumptions include revenue, gross profit, operating expenses and anticipated capital expenditures which are based upon the Company’s historical operations along with management projections. The evaluations are linked closely to the assumptions made by management regarding the future performance of these assets. Unanticipated events and circumstances may occur that could affect the accuracy or validity of such assumptions, estimates, or actual results.
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
During the fourth quarter of 2022, 2021, and 2020, we performed our annual impairment review of goodwill using a qualitative approach for our two goodwill reporting units and determined that it was more likely than not that there was no impairment of goodwill. As such, no impairment on goodwill was recognized during 2022, 2021, or 2020.
We evaluate amortizable finite-intangible assets and other long-lived assets, such as property, plant and equipment, for potential impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If an indicator of impairment exists, judgment is required in considering the facts and circumstances surrounding these long-lived assets and assumptions are required to estimate future cash flows used in assessing the recoverable amount of the long-lived asset. Useful lives are reviewed annually. During 2022, 2021, and 2020, we did not note any factors resulting in impairment charges or changes to useful lives for finite-lived intangible assets or other long-lived assets.
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
Leases
For leases other than short-term leases (those with an initial term of twelve months or less), we recognize right-of-use (“ROU”) assets and lease liabilities on the Consolidated Balance Sheet. Operating lease liabilities are initially recognized based on the net present value of the fixed portion of our lease payments from lease commencement through the lease term. To calculate the net present value, we apply an incremental borrowing rate that is estimated as the rate of interest we would pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term. We use quoted interest rates as an input to derive our incremental borrowing rate as the discount rate for the lease. We recognize ROU assets based on operating lease liabilities reduced by lease incentives, including tenant improvement allowances. We assess ROU assets for impairment in the same manner as long-lived assets.
Consolidation
Judgment is applied in assessing whether we exercise control and have significant influence over entities in which we directly or indirectly own an interest. We have control when we have the power over the subsidiary, have exposure or rights to variable returns and have the ability to use our power to affect the returns. Significant influence is defined as the power to participate in the financial and operating decisions of the subsidiaries. Where we are determined to have control, these entities are consolidated, generally as variable interest entities. Additionally, judgment is applied in determining the effective date on which control was obtained.
Recently Adopted Accounting Standards and Recently Issued Accounting Pronouncements
For information about our recently adopted accounting standards and recently issued accounting standards not yet adopted, see Note 2, “Basis of Presentation and Significant Accounting Policies,” in the Financial Statements.
REGULATORY ENVIRONMENT: ISSUERS WITH UNITED STATES CANNABIS-RELATED ASSETS
In accordance with the Canadian Securities Administration Staff Notice 51-352, information regarding the current federal and state-level United States regulatory regimes in those jurisdictions where we are currently directly and indirectly involved in the cannabis industry, through our subsidiaries and investments, is further described in the subsections “Overview of Government Regulation,” “Compliance with Applicable State Laws in the United States,” and “State Regulation of Cannabis,” under Item 1., “Business,” of this Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are exposed in varying degrees to a variety of financial instrument related risks. We mitigate these risks by assessing, monitoring and approving our risk management processes.
Credit Risk
Credit risk is the risk of a potential loss to us if a customer or third party to a financial instrument fails to meet its contractual obligations. The maximum credit exposure at December 31, 2022 is the carrying amount of cash and cash equivalents. We do not have significant credit risk with respect to our customers. The majority of our cash and cash equivalents are placed with major U.S. financial institutions.
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
As reflected in the Financial Statements, the Company had an accumulated deficit as of December 31, 2022 and 2021, as well as a net loss for the year ended December 31, 2022, 2021, and 2020, respectively, and negative cash flows from operating activities during the year ended December 31, 2022, 2021, and 2020, respectively, which are indicators that raise substantial doubt of our ability to continue as a going concern. Management believes that substantial doubt of our ability to continue as a going concern for at least one year from the issuance of our Financial Statements has been alleviated due to: (i) cash on hand (ii) continued growth of sales from our consolidated operations. Management plans to continue to access capital markets for additional funding through debt and/or equity financings to supplement future cash needs, as may be required. However, management cannot provide any assurances that we will be successful in accomplishing our business plans. If we are unable to raise additional capital on favorable terms, if at all, whenever necessary, we may be forced to decelerate or curtail certain of our operations until such time as additional capital becomes available.
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
COVID-19 Risk
We continue to monitor the COVID-19 pandemic (the “Pandemic”) closely, and although our operations have not been materially affected by the Pandemic to date, the ultimate severity of the outbreak and its impact on the economic environment remains uncertain. The full impact of the Pandemic on our business will depend on factors such as the length of time of the Pandemic; government response at the federal, state, and local levels along with recommended actions from health authorities; the impact of new variants that may emerge; the longer-term impact of the Pandemic on the economy and consumer behavior; and the effect on our customers, employees, vendors, and other partners.
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
While the Pandemic has not had a material impact on our results of operations to date, given the uncertainties associated with the Pandemic, we are unable to estimate the future impact of the Pandemic on our business, financial condition, results of operations, and/or cash flows in future periods. We believe we have sufficient liquidity available from cash and cash equivalents on hand of $74,146 as of December 31, 2022 to enable us to meet our working capital and other operating requirements, fund growth initiatives and capital expenditures, settle our liabilities, and pay scheduled interest payments on debt.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ASCEND WELLNESS HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm (PCAOB ID No. 324)
To the Stockholders and Board of Directors of Ascend Wellness Holdings, Inc.
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Ascend Wellness Holdings, Inc. and its subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes to the consolidated financial statements (collectively, referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
San Jose, California
March 15, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Members and Board of Managers of
Ascend Wellness Holdings, LLC
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Ascend Wellness Holdings, LLC (the “Company”) as of December 31, 2020, the related consolidated statements of operations, members’ equity and cash flows for the year ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
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
New York, NY
February 25, 2021, except for the second paragraph of Note 1 and the eighth and ninth paragraphs of Note 15, as to which the date is April 22, 2021.

ASCEND WELLNESS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except per share amounts)	2022	2021
Assets
Current assets
Cash and cash equivalents	$74,146	$155,481
Accounts receivable, net	14,101	7,612
Inventory	97,532	65,588
Notes receivable	3,423	4,500
Other current assets	9,541	24,831
Total current assets	198,743	258,012
Property and equipment, net	279,860	239,656
Operating lease right-of-use assets	108,810	103,958
Intangible assets, net	221,093	59,271
Goodwill	44,370	42,967
Other noncurrent assets	19,284	19,572
TOTAL ASSETS	$872,160	$723,436

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$56,595	$45,454
Current portion of debt, net	11,329	27,940
Operating lease liabilities, current	2,633	2,665
Income taxes payable	34,678	36,184
Other current liabilities	5,714	5,152
Total current liabilities	110,949	117,395
Long-term debt, net	319,297	230,846
Operating lease liabilities, noncurrent	229,816	197,295
Deferred tax liabilities, net	33,607	1,423
Other non-current liabilities	15,076	—
Total liabilities	708,745	546,959
Commitments and contingencies (Note 15)
Stockholders' Equity
Preferred stock, $0.001 par value per share; 10,000 shares authorized, none issued and outstanding as of December 31, 2022 and 2021 (Note 12)	—	—
Class A common stock, $0.001 par value per share; 750,000 shares authorized, 187,999 and 171,521 shares issued and outstanding as of December 31, 2022 and 2021 (Note 12)	188	171
Class B common stock, $0.001 par value per share, 100 shares authorized, 65 shares issued and outstanding as of December 31, 2022 and 2021 (Note 12)	—	—
Additional paid-in capital	430,375	362,555
Accumulated deficit	(267,148)	(186,249)
Total stockholders' equity	163,415	176,477
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$872,160	$723,436
The accompanying notes are an integral part of the consolidated financial statements.

ASCEND WELLNESS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except per share amounts)	2022	2021	2020
Revenue, net	$405,926	$332,381	$143,732
Cost of goods sold	(271,363)	(196,409)	(82,818)
Gross profit	134,563	135,972	60,914
Operating expenses
General and administrative expenses	137,089	116,665	53,067
Settlement expense	5,000	36,511	—
Total operating expenses	142,089	153,176	53,067
Operating (loss) profit	(7,526)	(17,204)	7,847

Other (expense) income
Interest expense	(32,436)	(63,989)	(12,993)
Other, net	756	256	7
Total other expense	(31,680)	(63,733)	(12,986)
Loss before income taxes	(39,206)	(80,937)	(5,139)
Income tax expense	(41,693)	(41,720)	(18,702)
Net loss	(80,899)	(122,657)	(23,841)
Less: net income attributable to non-controlling interests	—	—	1,598
Net loss attributable to Ascend Wellness Holdings, Inc.	$(80,899)	$(122,657)	$(25,439)

Net loss per share attributable to Class A and Class B stockholders of Ascend Wellness Holdings, Inc. — basic and diluted (Note 12)	$(0.44)	$(0.82)	$(0.27)
Weighted-average common shares outstanding — basic and diluted	183,381	149,434	95,165

The accompanying notes are an integral part of the consolidated financial statements.

ASCEND WELLNESS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

		Class A and Class B Common Stock		Attributable to Stockholders of the Parent
(in thousands)	Historical LLC Units	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity	Non- Controlling Interests	Total Equity
December 31, 2019	89,821	—	$—	$71,947	$(38,153)	$33,794	$1,046	$34,840
Units issued in acquisitions or asset purchases	10,000	—	—	2,800	—	2,800	—	2,800
Purchase of non-controlling interests	3,635	—	—	(8,329)	—	(8,329)	(2,644)	(10,973)
Vesting of restricted common units	2,626	—	—	—	—	—	—	—
Equity-based compensation expense	—	—	—	680	—	680	—	680
Issuance of warrants	—	—	—	280	—	280	—	280
Net (loss) income	—	—	—	—	(25,439)	(25,439)	1,598	(23,841)
December 31, 2020	106,082	—	$—	$67,378	$(63,592)	$3,786	$—	$3,786
Equity issued in litigation settlement	5,025	—	—	27,431	—	27,431	—	27,431
Conversion of historical common units	(55,330)	55,330	55	(55)	—	—	—	—
Conversion of historical preferred units	(58,036)	58,036	58	(58)	—	—	—	—
Issuance of common stock in public offerings, net of $5,935 of underwriting commissions and discounts and offering expenses	—	11,500	12	86,053	—	86,065	—	86,065
Conversion of convertible notes upon initial public offering	—	37,388	37	137,718	—	137,755	—	137,755
Beneficial conversion feature associated with conversion of preferred units upon initial public offering	—	3,420	3	27,358	—	27,361	—	27,361
Issuance of common stock	—	1,986	2	3,748	—	3,750	—	3,750
Shares issued in acquisitions or asset purchases	—	664	1	3,651	—	3,652	—	3,652
Vesting of restricted common units	2,209	3,388	3	(3)	—	—	—	—
Equity-based compensation expense	50	—	—	14,502	—	14,502	—	14,502
Repurchase of warrants	—	—	—	(4,156)	—	(4,156)	—	(4,156)
Taxes withheld under equity-based compensation plans, net	—	(126)	—	(1,012)	—	(1,012)	—	(1,012)
Net loss	—	—	—	—	(122,657)	(122,657)	—	(122,657)
December 31, 2021	—	171,586	$171	$362,555	$(186,249)	$176,477	$—	$176,477
Shares issued in acquisitions or asset purchases	—	12,900	13	42,944	—	42,957	—	42,957
Vesting of equity-based payment awards	—	4,998	5	(5)	—	—	—	—
Equity-based compensation expense	—	—	—	27,570	—	27,570	—	27,570
Taxes withheld under equity-based compensation plans, net	—	(1,420)	(1)	(5,328)	—	(5,329)	—	(5,329)
Issuance of warrants	—	—	—	2,639	—	2,639	—	2,639
Net loss	—	—	—	—	(80,899)	(80,899)	—	(80,899)
December 31, 2022	—	188,064	$188	$430,375	$(267,148)	$163,415	$—	$163,415
The accompanying notes are an integral part of the consolidated financial statements.

ASCEND WELLNESS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2022	2021	2020
Cash flows from operating activities
Net loss	$(80,899)	$(122,657)	$(23,841)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	37,106	22,219	12,561
Amortization of operating lease assets	1,136	1,359	872
Non-cash interest expense	5,754	42,691	5,319
Equity-based compensation expense	18,979	23,093	680
Equity issued in litigation settlement	—	27,431	—
Deferred income taxes	(5,755)	(3,636)	(1,286)
Loss on sale of assets	345	605	286
Other	16,116	4,914	146
Changes in operating assets and liabilities, net of effects of acquisitions
Accounts receivable	(6,477)	(1,345)	(6,007)
Inventory	(43,813)	(41,414)	(11,890)
Other current assets	8,128	(14,390)	(2,784)
Other noncurrent assets	(214)	(6,831)	(5,078)
Accounts payable and accrued liabilities	12,741	6,729	1,937
Other current liabilities	561	771	3,719
Lease liabilities	(558)	814	2,862
Income taxes payable	(1,506)	17,909	16,500
Net cash used in operating activities	(38,356)	(41,738)	(6,004)
Cash flows from investing activities
Additions to capital assets	(81,642)	(88,428)	(26,419)
Investments in notes receivable	(2,772)	(2,976)	(5,559)
Collection of notes receivable	327	327	527
Proceeds from sale of assets	39,225	930	26,750
Acquisition of businesses, net of cash acquired	(25,140)	(23,086)	(26,044)
Purchases of intangible assets	(44,252)	—	(127)
Net cash used in investing activities	(114,254)	(113,233)	(30,872)
Cash flows from financing activities
Proceeds from issuance of common stock in public offerings, net of underwriting discounts and commissions and offering expenses	—	86,065	—
Proceeds from issuance of debt	84,364	259,500	101,886
Repayments of debt	(3,143)	(79,267)	(19,591)
Proceeds from finance leases	350	—	3,750
Repayments under finance leases	(69)	—	(478)
Debt issuance costs	(4,998)	(8,775)	(3,399)
Taxes withheld under equity-based compensation plans, net	(5,229)	(1,012)	—
Repurchase of warrants	—	(4,156)	—
Net cash provided by financing activities	71,275	252,355	82,168
Net (decrease) increase in cash, cash equivalents, and restricted cash	(81,335)	97,384	45,292
Cash, cash equivalents, and restricted cash at beginning of period	155,481	58,097	12,805
Cash, cash equivalents, and restricted cash at end of period	$74,146	$155,481	$58,097

The accompanying notes are an integral part of the consolidated financial statements.

ASCEND WELLNESS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)

	Year Ended December 31,
(in thousands)	2022	2021	2020
Supplemental Cash Flow Information
Interest paid	$23,613	$20,538	$6,204
Income taxes paid	48,937	28,055	2,417

Non-cash investing and financing activities
Capital expenditures incurred but not yet paid	6,777	15,682	11,572
Issuance of shares for purchase of intangible assets	42,957	—	481
Warrants issued with notes payable	2,639	—	280
Taxes withheld under equity-based compensation plans, net	100	—	—
Conversion of convertible notes and accrued interest upon initial public offering	—	137,755	—
Conversion of preferred units into Class A common stock upon initial public offering	—	70,660	—
Beneficial conversion feature associated with conversion of preferred units upon initial public offering	—	27,361	—
Shares issued for share-settled debt	—	3,750	—
Issuance of shares in business acquisitions	—	3,652	2,319
Issuance of shares in purchase of non-controlling interests	—	—	1,018
The accompanying notes are an integral part of the consolidated financial statements.

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

1. THE COMPANY AND NATURE OF OPERATIONS
Ascend Wellness Holdings, Inc., which operates through its subsidiaries (collectively referred to as “AWH,” “Ascend,” “we,” “us,” “our,” or the “Company”), is a vertically integrated multi-state operator in the United States cannabis industry. AWH owns, manages, and operates cannabis cultivation facilities and dispensaries in several states across the United States, including Illinois, Massachusetts, Michigan, Ohio, New Jersey, and Pennsylvania. Our core business is the cultivation, manufacturing, and distribution of cannabis consumer packaged goods, which are sold through company-owned retail stores and to third-party licensed retail cannabis stores. AWH is headquartered in New York, New York.
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
2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The consolidated financial statements and accompanying notes (the “Financial Statements”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The Financial Statements include the accounts of Ascend Wellness Holdings, Inc. and its subsidiaries, including: AGP Investments, LLC; Ascend Group Partners, LLC; Ascend Illinois Holdings, LLC; Ascend Illinois, LLC; Revolution Cannabis-Barry, LLC; HealthCentral, LLC; Massgrow, LLC; Ascend Mass, LLC Ascend Friend Street RE LLC; Ascend New Jersey, LLC; FPAW Michigan 2, Inc.; Ascend Ohio, LLC; and AWH Pennsylvania, LLC. Refer to Note 8, “Variable Interest Entities,” for additional information regarding certain entities that are not

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

wholly-owned by the Company. We include the results of acquired businesses in the consolidated statements of operations from their respective acquisition dates. All intercompany accounts and transactions have been eliminated in consolidation.
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
We are an emerging growth company under federal securities laws and as such we are able to elect to follow scaled disclosure requirements for this filing and can delay adopting new or revised accounting standards until such time as those standards apply to private companies.
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
Liquidity
As reflected in the Financial Statements, the Company had an accumulated deficit as of December 31, 2022 and 2021, as well as a net loss for the year ended December 31, 2022, 2021, and 2020, respectively, and negative cash flows from operating activities during the year ended December 31, 2022, 2021, and 2020, respectively, which are indicators that raise substantial doubt of our ability to continue as a going concern. Management believes that substantial doubt of our ability to continue as a going concern for at least one year from the issuance of these Financial Statements has been alleviated due to: (i) cash on hand and (ii) continued growth of sales from our consolidated operations. Management plans to continue to access capital markets for additional funding through debt and/or equity financings to supplement future cash needs, as may be required. However, management cannot provide any assurances that the Company will be successful in accomplishing its business plans. If the Company is unable to raise additional capital whenever necessary, it may be forced to decelerate or curtail certain of its operations until such time as additional capital becomes available.
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
Non-Controlling Interests
Non-controlling interests (“NCI”) represent equity interests in certain of our subsidiaries that are owned by outside parties. NCI may be initially measured at fair value or at the NCI’s proportionate share of the recognized amounts of the acquiree’s identifiable net assets, made on a transaction by transaction basis. The share of net assets attributable to NCI are presented as a component of equity and their share of net income or loss is recognized directly in equity, as applicable. Total comprehensive income or loss of subsidiaries is attributed to the Company and to the NCI, even if this results in the NCI having a deficit balance. During 2020, the Company purchased the NCI related to Ascend Illinois and therefore there were no NCI as of December 31, 2021 and 2020. The NCI associated with Ohio Patient Access LLC, which is consolidated as a VIE beginning in 2022, as described in Note 4, “Acquisitions,” was determined to have a de minimis fair value. See Note 8, “Variable Interest Entities,” for additional information.
Cash and Cash Equivalents and Restricted Cash
The Company considers all highly liquid securities with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents include cash deposits in financial institutions plus cash held at retail locations. Cash and cash equivalents are stated at nominal value, which equals fair value. We did not hold significant cash equivalents or restricted cash balances as of December 31, 2022 and 2021.
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
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are recorded at the invoiced amount, which may bear interest and do not require collateral. Past due balances are determined based on the contractual terms of the arrangements. The Company estimates its allowance for doubtful accounts based on specific identification of probable credit losses and historical write-off experience. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company recorded $493 and $374 in allowance for doubtful accounts as of December 31, 2022 and 2021, respectively. Write-offs were not significant during 2022, 2021, or 2020.
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

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

Notes Receivable
The Company provides financing to various related and non-related businesses within the cannabis industry. These notes are classified as held for investment and are accounted for as financial instruments in accordance with Accounting Standards Codification (“ASC”) Topic 310, Receivables. The carrying amounts of notes receivable approximate fair value due to their short-term nature. The Company recognizes impairment on notes receivable when, based on all available information, it is probable that a loss has been incurred based on past events and conditions existing at the date of the Financial Statements. No impairment losses were recognized in 2022, 2021, or 2020.
Property and Equipment
Property and equipment is stated at cost, net of accumulated depreciation, amortization and impairment losses, if any. Land and construction in progress are not depreciated. Depreciation and amortization is calculated on a straight-line basis over the estimated useful lives of the assets which are as follows:

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
Leases
The Company leases land, buildings, equipment, and other capital assets which it uses for corporate purposes and the production and sale of cannabis products. We determine if an arrangement is a lease at inception and begin recording lease activity at the commencement date, which is generally the date in which we take possession of or control the physical use of the asset. We early adopted Accounting Standards Update (“ASU”) 2016-01, Leases, at formation as of May 15, 2018 and account for leases in accordance with ASC Topic 842. We record right-of-use (“ROU”) assets, which represent the right to use an underlying asset for the lease term, and the corresponding lease liabilities, which represent the obligation to make lease payments arising from the lease, on the balance sheet.
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
Our lease terms generally range from 1 to 20 years. Some leases include one or more options to renew, with renewal terms that can extend the lease terms. We typically exclude options to extend the lease in a lease term unless it is reasonably certain that we will exercise the option and when doing so is at our sole discretion. The depreciable lives of assets and leasehold improvements are limited by the expected lease term unless there is a transfer of title or purchase option reasonably certain of exercise. Typically, if we decide to cancel or terminate a lease before the end of its term, we would owe the lessor the remaining lease payments under the term of such lease. Our lease

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

agreements generally do not contain any material residual value guarantees or material restrictive covenants. We may rent or sublease to third parties certain real property assets that we no longer use.
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
We do not record ROU assets or lease liabilities for leases with an initial term of 12 months or less and we recognize payments for such leases in our Consolidated Statements of Operations on a straight-line basis over the lease term. We do not separate lease components from non-lease components for all asset classes. Sale-leasebacks are assessed to determine whether a sale has occurred under ASC Topic 606, Revenue from Contracts with Customers. If a sale is determined not to have occurred, the underlying “sold” assets are not derecognized and a financing liability is established in the amount of cash received. Upon expiration or termination of the underlying lease, the sale will be recognized by removing the carrying value of the assets and financing liability, with a gain recognized on disposal for the difference between the two amounts, if any. A lease of property and equipment is classified as an operating lease whenever the terms of the lease do not transfer substantially all the risks and rewards of ownership to the Company. Lease payments are recognized as an expense on a straight-line basis over the lease term, except where another systematic basis is more representative of the time pattern in which the economic benefits are consumed. See Note 10, “Leases,” for additional information on our lease arrangements.
Intangible Assets
Finite-lived intangible assets are recorded at cost less accumulated amortization and accumulated impairment losses, if any. Intangible assets acquired in a business combination are measured at fair value at the acquisition date. These assets are amortized on a straight-line basis over their estimated useful lives as follows:

Useful Life
Trade names	6 months
Licenses and permits	10 years
In-place leases	Lease term
The estimated useful life and amortization method are reviewed at the end of each reporting year, and the effect of any changes in estimate is accounted for on a prospective basis. No impairment charges were recorded during 2022, 2021, or 2020.
Goodwill and Indefinite Life Intangible Assets
Goodwill represents the excess of purchase price of acquired businesses over the fair value of the assets acquired and liabilities assumed. Goodwill is allocated to the reporting unit in which the business that created the goodwill resides. The Company evaluates the recoverability of goodwill annually; however, we could be required to evaluate the recoverability of goodwill more often if impairment indicators exist. We have elected to make the first day of our fourth quarter the annual impairment assessment date for goodwill and have two goodwill reporting units.
In 2018, we early adopted ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates the two-step goodwill impairment process. Goodwill is first qualitatively assessed to determine whether further impairment testing is necessary. Factors that management considers in this assessment include macroeconomic conditions, industry and market considerations, overall financial performance (both current and projected), changes in management and strategy, and changes in the composition or carrying amount of net assets. If this qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a one-step test is then performed by comparing the fair value of a reporting unit to its carrying amount. If the fair value of a reporting unit is less than its carrying value, an impairment charge will be recorded for the difference between the fair value and carrying value, but is limited to the carrying value of the reporting unit’s goodwill. No impairment was recorded during 2022, 2021, or 2020.

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
We evaluate assets and liabilities subject to fair value measurements on a recurring and non-recurring basis to determine the appropriate level at which to classify them for each reporting period. The Company records cash, accounts receivable, notes receivable, and notes payable at cost. The carrying value of these instruments approximates their fair value due to their short-term maturities. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. We had no transfers of assets or liabilities between any of the hierarchy levels during 2022 or 2021.
The Company estimates and records acquisition date estimated fair value of contingent consideration as part of purchase price consideration for acquisitions, as applicable. The estimated fair value of contingent consideration is remeasured at each reporting date and any change in fair value is recognized within “General and administrative expenses” in the Consolidated Statements of Operations. The estimated fair value of contingent consideration is based on Level 3 inputs and may include assumptions and estimates regarding future operating results, discount rates, and probabilities assigned to various potential scenarios.
In addition to assets and liabilities that are measured at fair value on a recurring basis, we are also required to measure certain assets at fair value on a non-recurring basis that are subject to fair value adjustments in specific circumstances. These assets can include: goodwill; intangible assets; property and equipment; and lease-related ROU assets. We estimate the fair value of these assets using primarily unobservable Level 3 inputs.

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
From time to time, the Company may issue warrants to purchase Class A common stock or stock options. These instruments are recorded at fair value using the Black-Scholes option pricing model or a binomial model, based on the classification of the instrument. The classification of warrants as liabilities or equity is evaluated at issuance.
Acquisitions
We account for business combinations using the acquisition method of accounting. On the date of the acquisition, we allocate the purchase price to the assets acquired and liabilities assumed at their estimated fair values. Goodwill on the acquisition date is measured as the excess of the purchase price over the fair values of assets acquired and liabilities assumed. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, as well as contingent consideration, where applicable, our estimates are subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with corresponding adjustments to goodwill. We recognize subsequent changes in the estimate of the amount to be paid under contingent consideration arrangements in the Consolidated Statements of Operations. We expense acquisition-related costs as incurred.
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
Employee Benefit Plans
During 2021, the Company began to sponsor an employee retirement plan (the “401(k) Plan”) that provides eligible employees of the Company an opportunity to accumulate funds for retirement. The Company provides matching contributions on a discretionary basis. No matching contributions were made to the 401(k) Plan during 2022 or 2021.
During 2022, certain employees became covered under collective bargaining agreements. We do not participate in multiemployer benefit plans under these agreements and have not paid significant Company contributions under these agreements.
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
For certain locations, we offer a loyalty program to dispensary customers. A portion of the revenue generated in a sale is allocated to the loyalty points earned and the amount allocated to the points earned is deferred until the loyalty points are redeemed or expire. The liability related to the loyalty program we offer dispensary customers at certain locations was $672 and $518 at December 31, 2022 and 2021, respectively, and is included in “Other current liabilities” on the accompanying Consolidated Balance Sheets.
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

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

Basic EPS is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects potential dilution and is computed by dividing net loss by the weighted-average number of common shares outstanding during the period increased by the number of additional common shares that would have been outstanding if all potential common shares had been issued and were dilutive. However, potentially dilutive securities are excluded from the computation of diluted EPS to the extent that their effect is anti-dilutive. Potential dilutive securities in the current year include incremental shares of common stock issuable upon the exercise of warrants, unvested restricted stock awards, unvested restricted stock units, in addition to stock options that are outstanding in the current year. Potential dilutive securities in the prior years include incremental shares of common stock issuable upon the exercise of warrants, vested incentive units, unvested restricted stock awards, unvested restricted stock units, and the conversion of convertible notes. At December 31, 2022, 2021, and 2020, 14,861, 11,513, and 37,181 shares of common stock equivalents, respectively, were excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive.
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
Recently Adopted Accounting Standards
The following standards have been recently adopted by the Company. Recently effective standards that are not applicable to the Company or where it has been determined do not have a significant impact on us have been excluded herein.
Debt
In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments. This guidance also eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. ASU 2020-06 became effective for us on January 1, 2022 and did not have a significant impact on out consolidated financial statements upon adoption.
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
ASU 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, was issued in March 2022 and eliminates the guidance on troubled debt restructurings for creditors and, instead, requires that an entity evaluate whether the modification represents a new loan or a continuation of an existing loan. The amendments in this ASU also enhance disclosure requirements about loan modifications for borrowers experiencing financial difficulty and also require an entity to present gross write-offs by year of origination.
ASU 2016-13 and its related ASUs are effective for us beginning January 1, 2023 and are not expected to significantly impact our consolidated financial statements.
Reference Rate Reform
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. This guidance was effective upon issuance as of March 12, 2020 and could be adopted as reference rate reform activities occurred through December 31, 2022. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, to extend the sunset date of the transition guidance included in ASU 2020-04 to December 31, 2024. This guidance can be adopted prospectively as reference rate reform activities occur, with early adoption permitted, and is not expected to have a material impact on our consolidated financial statements.

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

	Year Ended December 31,
(in thousands)	2022	2021	2020
Retail revenue	$305,935	$231,930	$103,859
Wholesale revenue	181,752	148,483	57,452
	487,687	380,413	161,311
Elimination of inter-company revenue	(81,761)	(48,032)	(17,579)
Total revenue, net	$405,926	$332,381	$143,732
4. ACQUISITIONS
Business Combinations
The Company has determined that the acquisitions discussed below are considered business combinations under ASC Topic 805, Business Combinations, (“ASC Topic 805”) and are accounted for by applying the acquisition method, whereby the assets acquired and the liabilities assumed are recorded at their fair values with any excess of the aggregate consideration over the fair values of the identifiable net assets allocated to goodwill. Operating results are included in these Financial Statements from the date of the acquisition.
The purchase price allocation for each acquisition reflects various preliminary fair value estimates and analyses, including certain tangible assets acquired and liabilities assumed, the valuation of intangible assets acquired, and goodwill, which are subject to change within the measurement period as preliminary valuations are finalized (generally one year from the acquisition date). Measurement period adjustments are recorded in the reporting period in which the estimates are finalized and adjustment amounts are determined.
2022 Acquisitions
Effective October 14, 2022, the Company acquired Marichron Pharma LLC (“Marichron”), a medical cannabis processor in Ohio, for total consideration of $2,600, consisting of cash consideration of $1,750, of which $1,500 was previously funded under a promissory note, settlement of approximately $1,000 due under a working capital loan, less settlement of $150 of other pre-acquisition amounts. Acquisition-related costs incurred during the year ended December 31, 2022 were not material.

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

Preliminary Purchase Price Allocation

(in thousands)	Marichron
Assets acquired:
Accounts receivable	$12
Inventory	524
License(1)	1,260
Goodwill(2)	804
Net assets acquired	$2,600

Consideration transferred:
Cash	$250
Settlement of note and working capital loan(3)	2,500
Settlement of pre-acquisition amounts	(150)
Total consideration	$2,600
(1)The amortization period for acquired licenses is 10 years.
(2)Goodwill is largely attributable to the value we expect to obtain from long-term business growth and buyer-specific synergies. The Company is evaluating whether the goodwill is deductible for tax purposes, but does not expect it will be deductible under the limitations imposed under IRC Section 280E. See Note 14, “Income Taxes,” for additional information.
(3)Includes settlement of $1,500 due under a promissory note and settlement of $1,000 due under a working capital line of credit. See Note 6, “Notes Receivable” for additional information regarding these note agreements.
2021 Acquisitions
Effective May 5, 2021, the Company completed the acquisition of the parent company of Hemma, LLC (“Hemma”), the owner of a medical cultivation site in Ohio. Total consideration of $10,381 consisted of a total cash payment of $7,212, settlement of $2,500 due under a note receivable, and $669 due under a working capital loan. Acquisition-related costs incurred during the year ended December 31, 2021 were not material.
Effective October 1, 2021, the Company completed the acquisition of BCCO, LLC (“BCCO”), a medical dispensary license holder in Ohio. Total consideration of $5,561 consisted of a cash payment of $1,995, settlement of $1,750 due under a note receivable, and $1,816 due under a working capital loan. Acquisition-related costs incurred during the year ended December 31, 2021 were not material.
Effective December 22, 2021, the Company completed the acquisition of Ohio Cannabis Clinic, LLC (“OCC”), a medical dispensary license holder in Ohio. Total consideration of $16,151 consisted of a total cash payment of $12,499 and the issuance of 664 shares of Class A common stock with a fair value of $3,652 at issuance. Acquisition-related costs incurred during the year ended December 31, 2021 were not material.

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

Purchase Price Allocation
During the year ended December 31, 2022, we recorded measurement period purchase accounting adjustments based on changes to certain estimates and assumptions and their related impact to goodwill, as described below. The following table presents the final purchase price allocation for each of our 2021 acquisitions:

(in thousands)	Hemma	BCCO	OCC
Assets acquired (liabilities assumed):
Cash	$44	$2,144	$84
Accounts receivable	41	—	—
Inventory	188	343	217
Property and equipment(1)	153	657	288
Other noncurrent assets	—	5	—
License(2)	6,928	1,797	8,342
Goodwill(3)	3,039	1,381	7,221
Accounts payable and accrued liabilities	(12)	(218)	(1)
Deferred tax liability	—	(548)	—
Net assets acquired	$10,381	$5,561	$16,151

Consideration transferred:
Cash(4)	$7,212	$1,995	$12,499
Settlement of note and working capital loan(5)	3,169	3,566	—
Fair value of shares issued(6)	—	—	3,652
Total consideration	$10,381	$5,561	$16,151
(1)Consists of furniture, fixtures and equipment of $162 and leasehold improvements of $936.
(2)The amortization period for acquired licenses is 10 years.
(3)Goodwill is largely attributable to the value we expect to obtain from long-term business growth and buyer-specific synergies. During the year ended December 31, 2022, we recorded a measurement period purchase accounting adjustment of $51 for the final working capital adjustment related to the OCC acquisition and $548 for a pre-acquisition deferred tax liability due to finalization of certain income-tax related items related to the BCCO acquisition. The Company determined the goodwill was largely not deductible for tax purposes under the limitations imposed under IRC Section 280E. See Note 14, “Income Taxes,” for additional information.
(4)Total cash consideration includes a $4,712 sellers’ note for Hemma that was paid in December 2021, and a $7,471 sellers’ note for OCC that was paid in 2022. See Note 11, “Debt,” for additional information.
(5)Hemma includes settlement of $2,500 due under a note receivable and settlement of $669 due under a working capital line of credit. BCCO includes settlement of $1,750 due under a note receivable and settlement of $1,816 due under a working capital line of credit.
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

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

Financial and Pro Forma Information
The following tables summarize the revenue and net income (loss) related to our acquisitions completed during 2022 and 2021 that are included in our consolidated results from the respective acquisition dates, as applicable.

	Year Ended December 31, 2022
(in thousands)	Hemma	BCCO	OCC	Marichron
Revenue, net	$701	$7,196	$5,371	$122
Net income (loss)	(1,962)	1,547	635	22

	Year Ended December 31, 2021
(in thousands)	Hemma	BCCO	OCC
Revenue, net	$236	$1,771	$159
Net income (loss)	(565)	323	65
Pro forma financial information is not presented for Hemma, BCCO, OCC, or Marichron as such results are immaterial, individually and in aggregate, to both the current and prior periods.
Additionally, our consolidated results of operations for the year ended December 31, 2021 and 2020 include the incremental results summarized below related to our 2020 acquisitions from their respective acquisition dates. We acquired MOCA LLC (“MOCA”) effective August 1, 2020, which was consolidated as a VIE from the signing date until the final close date in December 2020. Effective September 29, 2020, we acquired the assets and liabilities of Greenleaf Compassion Center (“GCC”). Effective December 15, 2020, we entered into an agreement to acquire Chicago Alternative Health Center, LLC and Chicago Alternative Health Center Holdings, LLC (together, “Midway”), which was consolidated as a VIE from the signing date through the final closing date in January 2022.

	Year Ended December 31, 2021			Year Ended December 31, 2020
(in thousands)	MOCA	GCC	Midway	MOCA	GCC	Midway
Revenue, net	$43,193	$10,326	$22,895	$13,011	$1,687	$747
Net income (loss)	5,576	(955)	(714)	304	657	61
The table below summarizes the unaudited pro forma combined revenue and net income (loss) of AWH, MOCA, GCC, and Midway for the year ended December 31, 2020 as if the respective acquisitions had occurred on January 1, 2019. The results for MOCA, GCC, and Midway are through their respective acquisition dates, as the results for each were included in our Financial Statements after such dates. These results do not reflect the cost of integration activities or benefits from expected revenue enhancements and synergies. Accordingly, the unaudited pro forma information is not necessarily indicative of the results that would have been achieved if the acquisitions had been effective on January 1, 2019.

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

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

Asset Acquisitions
The Company determined the acquisitions below did not meet the definition of a business and are therefore accounted for as asset acquisitions. When the Company acquires assets and liabilities that do not constitute a business or VIE of which the Company is the primary beneficiary, the cost of each acquisition, including certain transaction costs, is allocated to the assets acquired and liabilities assumed on a relative fair value basis. Contingent consideration associated with the acquisition is generally recognized only when the contingency is resolved.
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
The total acquisition cost was $137,594, as summarized in the table below, and was allocated to the license intangible asset acquired. This total includes an acquisition-related deferred tax liability of $37,391 that was recorded during the fourth quarter of 2022. The Company began to amortize the license when operations commenced during the fourth quarter of 2022.

(in thousands)
Equity Consideration(1)	$42,957
Cash consideration	10,170
Geisinger funding commitment(2)	40,000
Other liabilities assumed(3)	5,130
Forgiveness of bridge loan(4)	1,349
Transaction costs	595
Cost of initial investment	2
Deferred tax liability(5)	37,391
Total	$137,594
(1)Comprised of 12,900 shares of Class A common stock with a fair value of $42,957 at issuance.
(2)Of the total funding commitment, $15,000 was paid in April 2022 and $15,000 is due in April 2023 and is included within “Accounts payable and other accrued liabilities” on the Consolidated Balance Sheet at December 31, 2022. An additional annual payment is due from the third anniversary of the transaction through the tenth anniversary based on a percentage of revenue (after operations commence) up to a total of $10,000, which is included within “Other non-current liabilities” on the Consolidated Balance Sheet at December 31, 2022.
(3)Liabilities related to two consulting agreements assumed in the transaction. A total of $2,772 related to one agreement was paid during the second quarter of 2022. A total of $1,415 due under the second agreement was paid during the year ended

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

December 31, 2022 and a total of $943 is due, in quarterly payments, through June 2023 and is included within “Accounts payable and other accrued liabilities” on the Consolidated Balance Sheet at December 31, 2022.
(4)Refer to Note 6, “Notes Receivable,” for additional information on the bridge loan agreement.
(5)As goodwill is not recorded in an asset acquisition, the acquisition-related deferred tax liability arising from book/tax basis differences stemming from the transaction increased the value of the license acquired above the purchase price.
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
The Company determined OPA is a VIE and the Company became the primary beneficiary as of the signing date; therefore, OPA is consolidated as a VIE. To account for the initial consolidation of OPA, management applied the acquisition method discussed above. The total estimated fair value of the transaction consideration was determined to be $24,132 and consists of the fair value of the cash consideration of $19,290 plus the estimated fair value of the contingent consideration of $4,842. Of the total cash consideration, $11,300 was funded at signing pursuant to note agreements. The $11,000 payment that is due at final closing was recorded net of a discount of $3,010 based on the estimated payment date utilizing the Company’s incremental borrowing rate. This discounted payment is included within “Long-term debt, net” on the accompanying Consolidated Balance Sheet at December 31, 2022; refer to Note 11, “Debt,” for additional information.
The estimated fair value of the contingent consideration was determined utilizing an income approach based on a probability-weighted estimate of the future payment discounted using the Company’s estimated incremental borrowing rate and is classified within Level 3 of the fair value hierarchy. As of December 31, 2022, the estimated fair value of this contingent consideration was $5,076 and is included within “Other non-current liabilities” on the accompanying Consolidated Balance Sheet at December 31, 2022. The $234 change in fair value is included within “General and administrative expenses” on the Consolidated Statement of Operations for the year ended December 31, 2022. The Company determined the fair value of any noncontrolling interest is de minimis.
The license intangible asset acquired was determined to have an estimated fair value of $21,684 and the three properties had an estimated fair value of $2,448, which was determined using a market approach based on the total transaction consideration. The license acquired will be amortized in accordance with the Company’s policy once operations commence. Direct transaction expenses of $224 are included in “General and administrative expenses” on the accompanying Consolidated Statements of Operations for the year ended December 31, 2022. Refer to Note 8, “Variable Interest Entities,” for additional information regarding the Company’s VIEs.

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
One transaction was entered on August 11, 2022 for total cash consideration of $5,500. The Company accounted for this transaction as an asset acquisition and allocated the cash consideration as the cost of the license acquired. Of the total cash consideration, $3,000 was paid at signing and $2,500 is due at final closing and is included as a sellers’ note within “Long-term debt, net” on the accompanying Consolidated Balance Sheet at December 31, 2022; refer to Note 11, “Debt,” for additional information. Direct transaction expenses were immaterial.
The second transaction was entered on August 12, 2022 for total cash consideration of $5,600. The Company accounted for this transaction as an asset acquisition and allocated the cash consideration as the cost of the license acquired. The consideration will be paid at final closing and is included as a sellers’ note within “Long-term debt, net” on the accompanying Consolidated Balance Sheet at December 31, 2022. Direct transaction expenses were immaterial.
The licenses acquired will be amortized in accordance with the Company’s policy once the related operations commence.
5. INVENTORY
The components of inventory are as follows:

	December 31,
(in thousands)	2022	2021
Materials and supplies	$16,115	$8,899
Work in process	49,586	28,235
Finished goods	31,831	28,454
Total	$97,532	$65,588
Total compensation expense capitalized to inventory was $56,586, $35,663, and $15,588 during the year ended December 31, 2022, 2021, and 2020, respectively. At December 31, 2022 and 2021, $15,920 and $8,571, respectively, of compensation expense remained capitalized as part of inventory. The Company recognized, as a component of cost of goods sold, total write-downs of $10,478 and $4,914 during the year ended December 31, 2022 and 2021, respectively, related to net realizable value adjustments, expired products, and obsolete packaging. These amounts are included within “Other” on the Consolidated Statements of Cash Flows. Write-downs were not material during 2020.

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

6. NOTES RECEIVABLE

	December 31,
(in thousands)	2022	2021
MMNY - working capital loan(1)	$2,422	$2,422
Other(2)	1,001	500
Marichron - note receivable(3)	—	1,500
Marichron - working capital loan(3)	—	78
Total	$3,423	$4,500
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
(2)In November 2021, the Company issued a bridge loan to Story of PA that provided for maximum borrowings of up to $16,000 with an interest rate of 9% per annum, which had an outstanding balance of $500 at December 31, 2021. Repayment was due at maturity in November 2023 or upon an event of default (as defined in the bridge loan agreement). In April 2022, the Company acquired the outstanding equity interests of Story of PA (refer to Note 4, “Acquisitions”) and settled the balance of $1,349 due under the bridge loan as additional consideration at closing.
In May 2022 the Company issued a secured promissory note to a retail dispensary license holder in Massachusetts providing up to $3,500 of funding (the “Massachusetts Note”), of which $1,001 is outstanding as of December 31, 2022. The Massachusetts Note accrues interest at a fixed annual rate of 11.5%. Following the opening of the borrower’s retail dispensary, the principal amount is due monthly through the maturity date of May 25, 2026. The borrower may prepay the outstanding principal amount, plus accrued interest thereon. Borrowings under the Massachusetts Note are secured by the assets of the borrower. The borrower is partially owned by an entity that is managed, in part, by one of the founders of the Company. Additionally, the Company transacts with the retail dispensary in the ordinary course of business.
(3)In April 2019, the Company issued a $1,500 promissory note to Marichron, an unrelated third party, with a stated interest rate of 12% per year. The Company also entered into a working capital line of credit with Marichron, allowing for maximum borrowings of $1,000. The promissory note and working capital line of credit were issued in conjunction with a unit purchase option agreement that the parties entered into during 2019 and were issued to provide Marichron with additional funding for operations while awaiting state approval of the transaction. The Company submitted a license transfer application to the state in June 2022, which was approved in September 2022. Following the approval, the Company exercised its option under the unit purchase agreement and acquired Marichron effective October 14, 2022, as further described in Note 4, “Acquisitions,” and the total amounts outstanding were settled at closing.
Additionally, during 2020 the Company received a promissory note from the owner of a property that the Company is renting with an initial principal of $4,500 that matures on November 1, 2030. The note bears interest at a rate of 4% per annum, payable monthly in arrears. The note provides for payments of $27 per month, consisting of principal and interest, with the remaining balance of principal due at maturity. A total of $4,181 is outstanding at December 31, 2022, of which $163 and $4,018 is included in “Other current assets” and “Other noncurrent assets,” respectively, on the Consolidated Balance Sheet. At December 31, 2021, a total of $4,337 was outstanding of which $156 and $4,181 is included in “Other current assets” and “Other noncurrent assets,” respectively, on the Consolidated Balance Sheet.
No impairment losses on notes receivable were recognized during the year ended December 31, 2022, 2021, or 2020.

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

7. PROPERTY AND EQUIPMENT
Property and equipment consists of the following:

	December 31,
(in thousands)	2022	2021
Leasehold improvements	$174,099	$103,976
Buildings	71,951	45,663
Furniture, fixtures, and equipment	63,974	49,058
Construction in progress	9,633	60,986
Land	6,505	1,302
Property and equipment, gross	326,162	260,985
Less: accumulated depreciation	46,302	21,329
Property and equipment, net	$279,860	$239,656
Total depreciation expense was $25,374, $14,807, and $5,030 during the year ended December 31, 2022, 2021, and 2020, respectively. Total depreciation expense capitalized to inventory was $19,291, $10,120, and $4,297 during the year ended December 31, 2022, 2021, and 2020, respectively. At December 31, 2022 and 2021, $6,548 and $2,070, respectively, of depreciation expense remained capitalized as part of inventory.
In June 2022, the Company entered into a master lease agreement under which we may lease equipment pursuant to individual lease agreements, up to $15,000 in aggregate. The table above includes equipment rented under these finance leases with a gross value of $1,086 and accumulated amortization of $89 as of December 31, 2022. Refer to Note 10, “Leases,” for additional information regarding our lease arrangements.
During the year ended December 31, 2022, we recognized a loss of $874 related to the sale of three properties, net of a $72 gain on sale recognized during the year ended December 31, 2022, which is included within “General and administrative expenses” on the Consolidated Statements of Operations, and wrote-off a total of $401 of accumulated depreciation.
8. VARIABLE INTEREST ENTITIES
The following tables present the summarized financial information about the Company’s consolidated VIEs which are included in the Consolidated Balance Sheets as of December 31, 2022 and 2021 and Consolidated Statements of Operations for the year ended December 31, 2022, 2021, and 2020. These entities were determined to be VIEs since the Company possesses the power to direct the significant activities of the VIEs and has the obligation to absorb losses or the right to receive benefits from the VIE. The information below excludes intercompany balances and activity that eliminate in consolidation.
In December 2022, following regulatory approvals for the title transfer of certain licenses, Ascend Illinois (including its subsidiaries) is wholly-owned by Ascend Wellness Holdings, Inc. and therefore is no longer considered a VIE as of December 31, 2022 and the balance sheet information is no longer reflected in the table below as of such date. Based on timing, the results of operations for the full year are reflected below.

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

	December 31,
	2022	2021
(in thousands)	Ohio Patient Access	Ascend Illinois
Current assets	$—	$111,118
Other noncurrent assets	24,675	171,566
Current liabilities	1,675	71,264
Noncurrent liabilities	—	126,397
Equity (deficit) attributable to AWH	(588)	41,873

	Year Ended December 31,
	2022		2021	2020
(in thousands)	Ascend Illinois	Ohio Patient Access	Ascend Illinois	Ascend Illinois	Ascend Michigan(2)
Revenue, net	$261,503	$—	$265,872	$120,004	$11,719
Net income attributable to non-controlling interests(1)	—		—	1,598	—
Net income (loss) attributable to AWH	32,206	(588)	36,152	14,363	(16,684)
Net income (loss)	$32,206	$(588)	$36,152	$15,961	$(16,684)
(1)Effective July 30, 2020, the Company purchased the non-controlling interests of Ascend Illinois. Subsequent to this transaction, there were no non-controlling interests as of December 31, 2021 and 2020 and for the year ended, December 31, 2021. The non-controlling interest acquired in connection with the OPA transaction during 2022 (see Note 4, “Acquisitions”) was determined to be de minimis.
(2)In December 2020, the sole member of FPAW Michigan 2, Inc. (“Ascend Michigan”) assigned his interests to AWH, thereby making AWH the majority member, retaining 99.9% of the membership interests in Ascend Michigan. Following this assignment, Ascend Michigan is no longer considered a VIE.
Effective July 30, 2020, the Company purchased the non-controlling interests of Ascend Illinois for $11,000 of cash, to be paid quarterly through December 2023, and 3,635 historical AWH common units with a fair value of $1,018 at issuance. See Note 11, “Debt,” for additional information regarding the cash payment. The table below summarizes the activity related to the non-controlling interests within Ascend Illinois through the Company’s purchase of the non-controlling interests.

(in thousands)	Ascend Illinois
Balance, December 31, 2019	$1,046
Changes in ownership	(2,644)
Net income	1,598
Balance, December 31, 2020	$—

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

9. INTANGIBLE ASSETS AND GOODWILL
Intangible Assets

	December 31,
(in thousands)	2022	2021
Finite-lived intangible assets
Licenses and permits	$226,919	$55,281
In-place leases	19,963	19,963
Trade names	380	380
	247,262	75,624
Accumulated amortization:
Licenses and permits	(13,035)	(5,415)
In-place leases	(12,754)	(10,558)
Trade names	(380)	(380)
	(26,169)	(16,353)

Total intangible assets, net(1)	$221,093	$59,271
(1)These intangible assets are being amortized over the expected period of benefit, with a weighted-average remaining life of approximately 9.3 years as of December 31, 2022.
Amortization expense was $9,816, $6,753, and $7,531 during the year ended December 31, 2022, 2021, and 2020, respectively. Total amortization expense capitalized to inventory was $1,804, $1,404, and $350 during the year ended December 31, 2022, 2021, and 2020, respectively. At December 31, 2022 and 2021, $1,101 and $502, respectively, of amortization expense remained capitalized as part of inventory.
No impairment indicators were noted during the year ended December 31, 2022, 2021, or 2020 and, as such, we did not record any impairment charges.
Estimated Annual Amortization Expense for Each of the Next Five Years

	2023	2024	2025	2026	2027
Estimated amortization expense(1)	$21,885	$24,017	$23,468	$23,468	$23,468
(1)These amounts could vary as acquisitions of additional intangible assets occur in the future or due to changes in anticipated commencement of operations for certain locations.

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

Goodwill

(in thousands)
Balance, December 31, 2020	$22,798
Acquisitions	11,042
Adjustments to purchase price allocation(1)	9,127
Balance, December 31, 2021	$42,967
Acquisitions(1)	804
Adjustments to purchase price allocation(1)	599
Balance, December 31, 2022	$44,370
(1)See Note 4, “Acquisitions,” for additional information.
10. LEASES
The components of lease assets and lease liabilities and their classification on our Consolidated Balance Sheets were as follows:

		December 31,
(in thousands)	Classification	2022	2021
Lease assets
Operating leases	Operating lease right-of-use assets	$108,810	$103,958
Finance leases	Property and equipment, net	997	—
Total lease assets		$109,807	$103,958

Lease liabilities
Current liabilities
Operating leases	Operating lease liabilities, current	$2,633	$2,665
Finance leases	Current portion of debt, net	207	—
Noncurrent liabilities
Operating leases	Operating lease liabilities, noncurrent	229,816	197,295
Finance leases	Long-term debt, net	695	—
Total lease liabilities		$233,351	$199,960
The components of lease costs and classification within the Consolidated Statements of Operations were as follows:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Operating lease costs
Capitalized to inventory	$29,177	$19,844	$11,958
General and administrative expenses	2,617	4,819	4,645
Total operating lease costs	$31,794	$24,663	$16,603

Finance lease costs
Amortization of leased assets(1)	$89	$—	$—
Interest on lease liabilities	43	—	—
Total finance lease costs	$132	$—	$—
(1)Included as a component of depreciation expense within “General and administrative expenses” on the accompanying Consolidated Statements of Operations.

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

At December 31, 2022 and 2021, $6,660 and $4,393, respectively, of lease costs remained capitalized in inventory. We recognized a gain of $145 during the year ended December 31, 2022 related to lease terminations, which is included in “General and administrative expenses” on the Consolidated Statements of Operations.
The following table presents information on short-term and variable lease costs:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Total short-term and variable lease costs	$4,970	$2,540	$2,615
Sublease income generated during the year ended December 31, 2022, 2021, and 2020 was immaterial.
The following table includes supplemental cash and non-cash information related to our leases:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$31,251	$22,439	$12,895
Operating cash flows from finance leases	43	—	—
Financing cash flows from finance leases	69	—	—
ROU assets obtained in exchange for new lease obligations
Operating leases	$35,991	$41,917	$91,367
Financing leases	971	—	—
The following table summarizes the weighted-average remaining lease term and discount rate:

	December 31,
	2022	2021
Weighted-average remaining term (years)
Operating leases	15.1	15.8
Finance leases	3.7	—
Weighted-average discount rate
Operating leases	14.8%	12.7%
Finance leases	13.6%	—

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

The amounts of future undiscounted cash flows related to the lease payments over the lease terms and the reconciliation to the present value of the lease liabilities as recorded on our Consolidated Balance Sheet as of December 31, 2022 are as follows:

(in thousands)	Operating Lease Liabilities	Finance Lease Liabilities
2023	$33,879	$315
2024	34,833	315
2025	35,812	315
2026	36,428	195
2027	37,380	—
Thereafter	441,121	—
Total lease payments	619,453	1,140
Less: imputed interest	387,004	238
Present value of lease liabilities	$232,449	$902
As of December 31, 2022, we entered into operating lease arrangements which are effective for future periods with a total amount of ROU lease assets and lease liabilities of approximately $3,100. Subsequent to December 31, 2022, we entered into operating lease arrangements which are effective for future periods with a total amount of ROU lease assets and lease liabilities of approximately $1,900.
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

(in thousands)	2023	2024	2025	2026	2027	Thereafter	Total
Cash payments due under financing liabilities	$2,308	$2,416	$2,525	$2,599	$2,676	$9,477	$22,001

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

2022 Activity
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
In June 2022, the Company sold and subsequently leased back two of its capital assets in Pennsylvania for total proceeds of $3,825, excluding transaction costs. Each transaction met the criteria for sale leaseback treatment. The leases were recorded as operating leases and resulted in a total lease liability and ROU asset of $2,102. Each of the lease agreements provide for a capital expenditure allowance of up to $3,000. The rent payments due under each lease will increase by a percentage of the capital expenditure allowance as funding occurs, and, therefore, each lease will be reassessed and remeasured as a modification upon such funding. During the year ended December 31, 2022, we received a total of $3,690 under the capital expenditure allowance that was recorded as a tenant improvement allowance and resulted in $1,880 of additional lease liabilities based on the modified lease terms and a net gain of $384 during the year ended December 31, 2022, which is included in “General and administrative expenses” on the Consolidated Statement of Operations.
In October 2022, the Company sold and subsequently leased back certain real estate and related assets of a commercial property located in New Bedford, Massachusetts for a total purchase price of $350, pursuant to a definitive agreement that was entered into during 2021. The transaction did not meet the criteria for sale-leaseback treatment.
11. DEBT

	December 31,
(in thousands)	2022	2021
2021 Credit Facility	$275,000	$210,000
Sellers’ Notes	27,606	39,116
Financing Agreement	19,364	—
Finance liabilities	18,100	17,750
Finance leases	902	—
Total debt	$340,972	$266,866

Current portion of debt	$11,347	$27,980
Less: unamortized deferred financing costs	18	40
Current portion of debt, net	$11,329	$27,940

Long-term debt	$329,625	$238,886
Less: unamortized deferred financing costs	10,328	8,040
Long-term debt, net	$319,297	$230,846
2021 Credit Facility
On August 27, 2021, the Company entered into a credit agreement with a group of lenders (the “2021 Credit Agreement”) that provided for an initial term loan of $210,000, which was borrowed in full. The 2021 Credit Agreement provided for an expansion feature that allowed the Company to request an increase in the term loan outstanding up to $275,000 if the then-existing lenders (or other lenders) agreed to provide such additional term loans. During the second quarter of 2022, the Company borrowed an additional $65,000 pursuant to this expansion feature (the “2022 Loans” and, together with the initial term loan, the “2021 Credit Facility”) for total borrowings of $275,000 outstanding under the 2021 Credit Facility.

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
Mandatory prepayments are required from the proceeds of (i) indebtedness that is not permitted by the 2021 Credit Agreement, and (ii) asset sales and casualty events, subject to customary reinvestment rights. The Company may prepay the 2021 Credit Facility at any time, subject to (a) a customary make-whole payment if paid prior to February 27, 2023 (which did not occur), (b) a prepayment premium equal to 4.75% of the principal amount prepaid if paid after February 27, 2023 but prior February 27, 2024, and (c) a prepayment premium of 2.375% if paid after February 27, 2024 but prior to February 27, 2025. No prepayment premium is required for prepayment on or after February 27, 2025. Once repaid, amounts borrowed under the 2021 Credit Facility may not be re-borrowed.
The Company is required to comply with two financial covenants under the 2021 Credit Agreement. The Company may not permit its liquidity (defined as unrestricted cash and cash equivalents pledged under the 2021 Credit Facility plus any future revolving credit availability) to be below $20,000 as of the last day of any fiscal quarter. Additionally, the Company may not permit the ratio of Consolidated EBITDA (as defined in the 2021 Credit Agreement) to consolidated cash interest expense for any period of four consecutive fiscal quarters to be less than 2.00:1.00 for the period ending December 31, 2021 and increased to not less than 2.50:1.00 for the period ending June 30, 2022 and thereafter. The Company has a customary equity cure right for each of these financial covenants. The Company is in compliance with these covenants as of December 31, 2022.
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
We incurred financing costs of $8,806 related to the initial term loan and additional financing costs of $7,606 related to the 2022 Loans, which includes warrants issued to certain lenders to acquire 3,130 shares of Class A common stock that had a fair value of $2,639 at issuance (refer to Note 12, “Stockholders’ Equity,” for additional information). The financing costs are being amortized to interest expense over the term of 2021 Credit Facility using the straight-line method, which approximates the interest rate method.
Proceeds from the initial term loan under the 2021 Credit Facility were used, in part, to repay certain then-outstanding debt obligations, as further described below, and, together with the 2022 Loans, fund working capital and general corporate matters, including, but not limited to, growth investments, acquisitions, capital expenditures, and other strategic initiatives.
The 2022 Loans were funded by a combination of new and existing lenders. Borrowings from the existing lenders were accounted for as a modification of existing debt, with the exception of one lender that was considered an extinguishment. We recognized a loss on extinguishment of $2,180 as a component of interest expense during the year ended December 31, 2022, comprised of the write-off of $337 related to the lender’s initial term loan and $1,843 related to the lender’s new loan, which included the estimated fair value of the warrants issued to the lender.
Sellers’ Notes
Sellers’ Notes consist of amounts owed for acquisitions or other purchases. During the year ended December 31, 2022, we repaid $24,839 to the former owners of two entities that we previously acquired, which is included in “Current portion of debt, net” on the Consolidated Balance Sheet at December 31, 2021. A total of $8,000 with an interest rate of 13% per annum, due to the former owners of one entity that we previously acquired, is included on the Consolidated Balance Sheets under the caption “Current portion of debt, net” at December 31, 2022 and “Long-term debt, net” at December 31, 2021 and was paid in January 2023, less a holdback of $39. Additionally, as further described in Note 4, “Acquisitions,” a total of $8,100 of sellers’ notes related to the acquisition of two additional licenses in Illinois and $8,366 related to the OPA acquisition are included in Long-term

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

debt, net at December 31, 2022. The $11,000 OPA sellers’ note was recorded net of an initial discount of $3,010 that was calculated as of the transaction date utilizing the Company’s estimated incremental borrowing rate based on the anticipated close date and is being accreted to interest expense over the expected term.
Additionally, as of December 31, 2022, a total of $3,140 remains due for the purchase of a non-controlling interest and is included in “Current portion of debt, net” on the Consolidated Balance Sheet. At December 31, 2021, $3,140 and $3,136 is included in “Current portion of debt, net” and “Long-term debt, net” respectively.
Financing Agreement
In December 2022, the Company received $19,364 pursuant to a financing agreement with a third-party lender (the “Financing Agreement”), which is included in “Long-term debt, net” at December 31, 2022. The Company assigned to the lender its interests in an employee retention tax credit claim (the “ERTC Claim”) that it submitted in November 2022 for approximately $22,800. If the Company does not receive the ERTC Claim, in whole or in part, the Company is required to repay the related portion of the funds received plus interest of 10% accrued from the date of the Financing Agreement through the repayment date. The Financing Agreement does not have a stated maturity date and the discount is being accreted to interest expense over an expected term. The Company’s obligations under the Financing Agreement will be satisfied upon receipt of the ERTC Claim or other full repayment. The Company determined the ERTC Claim did not meet the criteria to record as a receivable as of December 31, 2022 because of the uncertain nature of the ERTC Claim.
Finance Liabilities
Finance liabilities consist of amounts related to failed sale leaseback transactions. See Note 10, “Leases,” for additional information.
Finance Leases
Finance leases consist of liabilities related to finance lease arrangements. See Note 10, “Leases,” for additional information.
Other Activity
2021 Repayments
In August 2021, the Company utilized proceeds from the initial term loan under the 2021 Credit Facility to repay certain then-outstanding debt obligations, as further described below.
The Company prepaid $11,624 of principal outstanding and accrued interest of $1,007 related to a loan and security agreement that was entered into in May 2019, which borrowings were used for the purchase of a building and related renovation expenses. This loan had an initial maturity date of May 29, 2024, was secured by the related property, and accrued interest at a rate of 14% per annum, compounded monthly. The prepayment was considered a debt extinguishment and the Company recognized a loss on extinguishment of $355, resulting from a $375 prepayment penalty less a final interest adjustment.
The Company prepaid $10,000 of principal outstanding and accrued interest of $283 related to two notes outstanding under a note purchase agreement that was entered into in July 2019 and had a maturity date of July 1, 2024. Borrowings were secured by the assets of Ascend Ohio, LLC and bore interest at a rate of 15% per annum that was paid quarterly. In conjunction with these notes, the Company issued warrants to purchase 1,094 AWH historical common units at an exercise price of $3.20 per unit. The fair value of these warrants was de minimis, was recorded as a discount to the notes, and was being amortized to interest expense over the exercise term of three years. In April 2021, these warrants were cancelled in exchange for a payment of $4,156 (refer to Note 12, “Stockholders’ Equity,” for additional details). The prepayment was considered a debt extinguishment and the Company recognized a loss on extinguishment of $34, resulting from a final interest adjustment.

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

The Company prepaid $4,750 of principal that remained due under a secured promissory note that was entered into in September 2019, which was due September 10, 2022 and had an interest rate of 10% per annum that was paid monthly. The Company previously prepaid $500 of principal due under this note in January 2021, without penalty. The prepayment in August 2021 was considered a debt extinguishment and the Company recognized a gain on extinguishment of $290, resulting from partial forgiveness of principal and the final interest payment due.
The Company prepaid total principal outstanding of $25,000 that was due under a senior secured credit facility that was entered into in October 2020 (the “October 2020 Credit Facility”), in addition to interest of $642 and the reimbursement of $26 of lender expenses. Additionally, per the terms of the October 2020 Credit Facility, the lender was due an additional interest payment of $3,750 at maturity (the “Maturity Interest Payment”), which was being accrued to interest expense over the term of the October 2020 Credit Facility. The prepayment was considered a debt extinguishment and the Company recognized a loss on extinguishment of $3,915, resulting from a $2,656 true-up for the Maturity Interest Payment, the write off of $1,282 of unamortized deferred financing costs, $26 of lender expenses, and a reduction of $49 for the final adjustment to interest expense. The lenders elected to receive the Maturity Interest Payment in equity and received 1,986 shares of Class A common stock that was calculated in accordance with the settlement terms of the original agreement and is accounted for as share-settled debt. The share issuance is included within “Issuance of common stock” on the Consolidated Statements of Changes in Stockholder’s Equity for the year ended December 31, 2021. Prior to prepayment, the October 2020 Credit Facility had an initial term of three years, but could be extended for up to two additional years upon satisfaction of certain conditions. The interest rate was 14.25% during the first three years, due quarterly in arrears and payable in arrears upon any prepayment and at maturity. Borrowings under the October 2020 Credit Facility were secured by a first priority senior secured lien on the assets of the Company and its subsidiaries with operations or assets located in Illinois and Massachusetts, other than certain defined excluded property. The October 2020 Credit Facility contained certain covenants with which the Company was in compliance through prepayment, including a minimum cash balance requirement of $5,000 at the end of each fiscal month and a minimum cash to consolidated fixed charge ratio of 2.00 to 1.00. The October 2020 Credit Facility also contained certain customary events of default. In conjunction with the initial borrowings, the Company issued warrants for an aggregate of 1,250 AWH historical common units with an exercise price of $4.00 per unit that can be exercised for five years from issuance. These warrants remain outstanding for an equivalent number of shares of Class A common stock following the Conversion. The fair value of $75 at issuance was recorded as a discount to the loan and is being amortized to interest expense over the initial term of the loan.
The Company prepaid total principal of $20,000 due under term loans borrowed under a financing agreement that was entered into in October 2020 (the “NJ Term Loan”) in addition to interest of $595 and a make-whole interest payment of $831. The prepayment was considered a debt extinguishment and the Company recognized a loss on extinguishment of $2,059, resulting from the make-whole interest payment plus the write-off of $1,228 of unamortized deferred financing costs. The NJ Term Loan had a final maturity date of October 29, 2025 and would have required a prepayment in 2023 based on defined excess cash flow at that time. Prior to prepayment, borrowings bore interest at a rate of 17% per annum, due quarterly in arrears. Borrowings under the NJ Term Loan were secured by (i) a first priority senior secured lien on substantially all of the assets and properties of Ascend New Jersey, LLC and its subsidiaries, subject to certain customary exclusions, and (ii) a guarantee of AWH NJ Holdings, LLC. The NJ Term Loan contained certain covenants with which the company was in compliance prior to prepayment, including a maximum debt to assets ratio of 70% as defined in the agreement.
The Company prepaid total principal of $4,500 due under a loan and security agreement that was entered into in December 2020 (the “NJ Real Estate Loan”), along with a prepayment penalty of $450, interest of $39, and the reimbursement of $17 of lender expenses. The prepayment was considered a debt extinguishment and the Company recognized a loss on extinguishment of $564, resulting from the final prepayment amount and related expenses, plus the write-off of $105 of unamortized deferred financing costs, less a final adjustment to interest expense of $8. Prior to prepayment, the NJ Real Estate Loan had an interest rate of 12.0% per annum, due monthly in arrears. Proceeds under the NJ Real Estate Loan were used to fund a loan receivable to the owners of a property leased by the Company (see Note 6, “Notes Receivable,” for additional information). The NJ Real Estate Loan was secured by a loan receivable on the property.

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

Convertible Promissory Notes
In June 2019, the Company entered into a convertible note purchase agreement (the “2019 Convertible Promissory Note Purchase Agreement”) whereby the Company could issue up to $35,000 of convertible notes, which amount could be increased at the Company’s sole discretion (the “AWH Convertible Promissory Notes,” each an “AWH Note”). The AWH Convertible Promissory Notes were convertible into equity units of the Company upon the occurrence of certain events, such as a change of control or an IPO. Each AWH Note had a maturity date of two years from its issue date and could either be paid in full at maturity or converted into equity units if not otherwise converted prior to maturity. Each AWH Note had an interest rate of 8% for the first twelve months, 10% for months thirteen through fifteen, and 13% thereafter through maturity. Interest was paid-in-kind and added to the outstanding balance of the note, to be paid at maturity or upon conversion. In conjunction with these notes, the Company issued warrants to purchase 1,969 AWH historical common units at an exercise price of $4.00 per share that can be exercised for three years from issuance. These warrants remain outstanding for an equivalent number of shares of Class A common stock following the Conversion. The total fair value of the warrants at issuance was de minimis and was recorded as a discount on the related notes and amortized to interest expense over the term of the related notes. Refer to Note 12, “Stockholders’ Equity,” for additional details regarding the warrants.
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
In January 2021 the Company entered into a convertible note purchase agreement under which the Company issued $49,500 notes (the “2021 AWH Convertible Promissory Notes”). Each note had an interest rate of 8% for the first twelve months, 10% for months thirteen through fifteen, and 13% thereafter through maturity. Interest was to be paid-in-kind and added to the outstanding balance of the note, to be paid at maturity or upon conversion.
Prior to the Conversion, the 2021 AWH Convertible Promissory Notes were convertible into common units of the Company on occurrence of certain events, such as a change of control or an initial public offering. Pursuant to the terms of the notes, upon the occurrence of an initial public offering, each note, including interest thereon less applicable withholding taxes, would automatically convert into equity securities issued in connection with such initial public offering, with the number of securities issued on the basis of a price equal to the lesser of: (a)(i) a 20% discount to the issue price if an initial public offering occurred on or before 12 months from each note issuance; (ii) a 25% discount to the issue price if an initial public offering occurred after 12 months of each note issuance, but before maturity; and (b) the conversion price then in effect based on a defined pre-money valuation of the Company. In conjunction with the Company’s IPO on May 4, 2021, the total principal outstanding under the 2021 AWH

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

Convertible Promissory Notes, plus accrued interest thereon, automatically converted into 8,910 shares of Class A common stock based on a conversion price of $6.00 per share in accordance with the terms of the agreement. Per the terms of the notes, the 2021 AWH Convertible Promissory Notes received a full twelve months of interest at conversion.
Debt Maturities
During the year ended December 31, 2022, we repaid $24,839 of sellers’ notes related to two previous acquisitions and $3,143 of sellers’ notes related to the former owners of a previous non-controlling interest. During the year ended December 31, 2021, we repaid $76,124 of principal under our term notes, $3,143 of sellers’ notes related to the former owners of a previous non-controlling interest, $11,174 of sellers’ notes related to the MOCA acquisition, and $4,712 of sellers’ notes related to the Hemma acquisition. During the year ended December 31, 2020, we repaid $18,020 of principal under our term notes and $1,571 of sellers’ notes related to the former owners of a previous non-controlling interest.
As of December 31, 2022, the following cash payments are required under our debt arrangements:

(in thousands)	2023	2024	2025	2026	2027	Total
Sellers’ notes(1)	$11,143	$8,100	$11,000	$—	$—	$30,243
Term note maturities	—	—	275,000	—	—	275,000
(1)Certain cash payments include an interest accretion component. The timing of certain payments may vary based on regulatory approval of the underlying transactions.
The table above excludes the Financing Arrangement, as the timing of the repayment is uncertain.
Interest Expense
Interest expense during 2022, 2021, and 2020 consisted of the following:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Cash interest	$24,524	$17,638	$6,204
Accretion	3,576	9,710	5,398
Loss on extinguishment of debt(1)	2,180	6,637	—
Interest on financing liabilities(2)	2,113	2,643	1,391
Interest on finance leases	43	—	—
Non-cash interest related to beneficial conversion feature(3)	—	27,361	—
Total	$32,436	$63,989	$12,993
(1)The amount recorded for the year ended December 31, 2021 includes $1,656 of pre-payment fees and additional cash interest payments and $4,981 of non-cash components, including the write-off of unamortized deferred financing costs.
(2)Interest on financing liabilities related to failed sale leasebacks. See Note 10, “Leases,” for additional details.
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
Immediately prior to the Conversion, the Company was authorized to issue Common Units, Preferred Units, and Restricted Common Units (see Note 13, “Equity-Based Compensation Expense”), all with no par value. Preferred Units collectively included Series Seed Preferred Units, Series Seed+ Preferred Units, and Real Estate Preferred Units, unless otherwise specified. These share classes are included within “Additional Paid-In Capital” in the Consolidated Statements of Changes in Stockholders’ Equity on an as-converted to historical common units basis and as of December 31, 2020 consisted of 48,047 common units, 22,801 Real Estate Preferred Units, 14,252 Series Seed Units, and 20,982 Series Seed+ Preferred Units. In conjunction with the Conversion, each historical common unit then-outstanding converted into one share of Class A common stock, except 65 units that were allocated to shares of Class B common stock.
On May 4, 2021, the Company completed an IPO of its Class A common stock, in which it issued and sold 10,000 shares of Class A common stock at a price of $8.00 per share. On May 7, 2021, the underwriters exercised their over-allotment option in full and we issued and sold an additional 1,500 shares of Class A common stock. We received total net proceeds of approximately $86,065. In conjunction with the IPO, each Real Estate Preferred Unit converted into Class A common stock at a rate of one plus 1.5x, divided by the IPO price of $8.00 per share, for a

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

total of 26,221 shares of Class A common stock. The additional 3,420 shares issued per the conversion feature was considered a contingent beneficial conversion feature and was recognized when the conversion event occurred and the contingency was resolved, for a total non-cash interest charge of $27,361. Each Series Seed Preferred Unit and Series Seed+ Preferred Unit converted into shares of Class A common stock on a one-for-one basis. Additionally, the then-outstanding convertible promissory notes, plus accrued interest, converted into a total of 37,388 shares of Class A common stock, as further described in Note 11, “Debt.”
The following table summarizes the total shares of Class A common stock and Class B common stock outstanding as of December 31, 2022 and 2021:

	December 31,
(in thousands)	2022	2021
Shares of Class A common stock	187,999	171,521
Shares of Class B common stock	65	65
Total	188,064	171,586
In August 2021, the Company issued 1,986 shares of Class A common stock in conjunction with the prepayment of the October 2020 Credit Facility, as further described in Note 11, “Debt.”
Warrants
The following table summarizes the warrants activity during the year ended December 31, 2022 and 2021:

	Number of Warrants (in thousands)(1)	Weighted-Average Exercise Price	Weighted-Average Remaining Exercise Period (years)	Aggregate Intrinsic Value (in thousands)(2)
Balance, December 31, 2020	4,625	$3.81	2.4	$—
Cancelled(3)	(1,094)	3.20
Balance, December 31, 2021	3,531	4.00	2.0	$9,216
Granted(4)	3,318	3.07
Expired/Cancelled	(1,109)	4.00
Balance, December 31, 2022	5,740	$3.46	2.7	$—
(1)In conjunction with the Conversion, the holders of warrants to acquire 3,531 common units at an exercise price of $4.00 received warrants to acquire an equal number of shares of Class A common stock (the “Historical Warrants”). The Historical Warrants are equity-classified instruments, are subject to customary anti-dilution adjustments, are stand-alone instruments, and are not part of the terms of the notes to which they were originally issued (as applicable). The Historical Warrants had an estimated total fair value of $237 at issuance, which was calculated using a Black-Scholes model. The fair value per warrant ranged from $0.02 to $0.10 and significant assumptions used in the calculation included volatility ranging from 69.2% to 108.4% and risk-free rates ranging from 0.17% to 2.17%.
(2)Amount by which the closing market price of our Class A common stock exceeds the exercise price for the referenced dates. No intrinsic value is presented when the fair value of the warrants outstanding does not exceed the exercise price for the referenced dates.
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
(4)In June 2022, in connection with the 2022 Loans (refer to Note 11, “Debt”), the Company issued warrants to purchase up to 3,130 shares of Class A common stock (the “2022 Warrants”). Each warrant is exercisable for one share of Class A common stock at an exercise price of $3.10 per share. The 2022 Warrants are immediately exercisable and have a four year term. The

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

2022 Warrants had a total estimated fair value of $2,639 at issuance, which was calculated using a Black-Scholes model and included significant assumptions such as volatility of 70% and a risk-free rate of 3.0%. Cashless exercise was permitted only if there was no effective registration statement registering the resale of the shares issued upon exercise, which registration statement was declared effective in December 2022 prior to any exercise. The Company will have the option to require the holders to exercise the 2022 Warrants if, after the first anniversary of the issuance, the 30-day volume-weighted average price of the Company’s Class A common stock exceeds $6.50 per share. The 2022 Warrants are equity-classified instruments, are subject to customary anti-dilution adjustments, are stand-alone instruments, and are not part of the notes with which they were issued.
Additionally, in conjunction with an appointment to the Company’s Board in November 2022, the Company issued a warrant to purchase 188 shares of Class A common stock at a strike price of $2.64 per share, which was immediately exercisable and expires 30 months from the date of issuance. The issuance of the warrant was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). These warrants are equity-classified instruments and are subject to customary anti-dilution adjustments. These warrants had a total estimated fair value of $148 at issuance, which is included within “Equity-based compensation expense” on the Consolidated Statements of Changes in Stockholder’s Equity. The estimated fair value was calculated using a Black-Scholes model, which included significant assumptions such as volatility of 70% and a risk-free rate of 4.2%.
13. EQUITY-BASED COMPENSATION EXPENSE
Equity Incentive Plans
2020 Equity Incentive Plan
The Company adopted an incentive plan in November 2020 (the “2020 Plan”) which authorized the issuance of incentive common unit options and restricted common units (collectively, “Awards”). The maximum number of Awards to be issued under the 2020 Plan is 10,031 and any Awards that expire or are forfeited may be re-issued. A total of 9,994 Awards had been granted under the plan as of December 31, 2022. The Awards generally vest over two or three years. The estimated fair value of the Awards at issuance is recognized as compensation expense over the related vesting period. Upon adoption of the 2020 Plan, a total of 1,619 incentive units that were granted under a previous incentive plan were cancelled and converted into restricted common units that were considered fully issued and outstanding.
In conjunction with the Conversion, the holders of the restricted common units issued under the 2020 Plan received one restricted share of Class A common stock (a “Restricted Common Share”) for each restricted common unit held immediately prior to the Conversion.
The following table summarizes the restricted common shares activity during the year ended December 31, 2022 and 2021:

(in thousands)	Restricted Common Shares
Unvested, December 31, 2020	7,280
Granted	50
Vested(1)	(5,543)
Forfeited	(134)
Unvested, December 31, 2021	1,653
Vested	(995)
Forfeited	(41)
Unvested, December 31, 2022	617
(1)Includes 126 vested restricted common shares were withheld to cover tax obligations and subsequently cancelled during the year ended December 31, 2021.
As of December 31, 2022, total unrecognized compensation cost related to restricted common shares was $67, which is expected to be recognized over a weighted-average remaining period of 0.4 years.

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

2021 Equity Incentive Plan
In July 2021, the Company adopted a new stock incentive plan (the “2021 Plan”), pursuant to which 17,000 shares of Class A common stock are reserved for issuance thereunder, subject to certain adjustments and other terms. Following the adoption of the 2021 Plan, no additional awards are expected to be issued under the 2020 Plan. The 2021 Plan authorized the issuance of stock appreciation rights (“SAR Awards”), stock options, restricted stock, restricted stock units (“RSUs”), and other stock-based awards (collectively the “2021 Plan Awards”), as further described below. Any 2021 Plan Awards that expire or are forfeited may be re-issued. The estimated fair value of the 2021 Plan Awards at issuance is recognized as compensation expense over the related vesting, exercise, or service periods, as applicable. As of December 31, 2022, there were 5,859 shares of Class A common stock available for grant for future equity-based compensation awards under the 2021 Plan. Activity related to awards issued under the 2021 Plan is further described below.
Stock Appreciation Rights
SAR Awards provide the holder a right to receive upon exercise the excess of (i) the fair market value of one share of common stock on the date of exercise over (ii) the grant price of the SAR Awards as specified, which price shall not be less than the closing market value of one share of common stock on the date of grant, except in certain circumstances. The grant price, term, methods of exercise, dates of exercise, methods of settlement, and any other terms and conditions of any SAR Awards are determined at issuance. We determine the fair value of SAR Awards on the grant date using an option pricing model. As of December 31, 2022, no SAR Awards have been granted.
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
The following table summarizes stock option activity during the year ended December 31, 2022:

	Options Outstanding
(in thousands, except per share amounts)	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value(1)
Outstanding, December 31, 2021	—	$—	—	$—
Granted	2,429	$3.36
Forfeited	(387)	$3.69
Outstanding, December 31, 2022	2,042	$3.29	4.4	$—
(1)Based on the amount by which the closing market price of our Class A common stock exceeds the exercise price on each date indicated.
No options were exercised during the year ended December 31, 2022 and no options are exercisable as of December 31, 2022. Total unrecognized stock-based compensation expense related to unvested options was $2,774 as of December 31, 2022, which is expected to be recognized over a weighted-average remaining period of 3.3 years.

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

We determine the fair value of stock options on the grant date using a Black-Scholes option pricing model. The fair value of stock options granted during the year ended December 31, 2022 was calculated on the date of grant using the following weighted-average assumptions:

Year Ended December 31, 2022
Risk-free interest rate	2.8%
Expected term (years)	3.75
Dividend yield	0%
Expected volatility	70.0%
Using the Black-Scholes option pricing model, the weighted-average fair value of stock options granted during the year ended December 31, 2022 was $1.64 per share.
Restricted Stock Awards and Restricted Stock Units
Restricted Stock Awards (“RSAs”) represent fully issued shares of common stock that may not be sold or otherwise transferred for a period of time and are subject to forfeiture in certain circumstances. The fair value of RSAs is based on the closing price of the common stock on the grant date. RSUs entitle the grantee to receive shares of our common stock (or a cash payment equal to the market value of a share) as the units vest. The vesting period, generally a period of two to four years, is determined at issuance, and may be conditioned on the grantee’s completion of a specified period of service with the Company, or upon the achievement of one or more performance goals, or upon any combination of service-based and performance-based conditions. The fair value of the RSUs is based on the closing price of the common stock on the grant date and forfeitures are recognized when they occur.
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
No RSAs have been granted under the 2021 Plan as of December 31, 2022. The following table summarizes the RSU activity during the year ended December 31, 2022 and 2021:

	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value per Share
Unvested, December 31, 2020	—	$—
Granted	6,430	10.49
Vested	(54)	10.88
Forfeited	(47)	10.61
Unvested, December 31, 2021	6,329	$10.48
Granted	5,522	3.21
Vested(1)	(4,003)	6.25
Forfeited	(1,386)	5.93
Unvested, December 31, 2022	6,462	$7.62
(1)Includes 1,420 vested shares that were withheld to cover tax obligations and were subsequently cancelled.
As of December 31, 2022, total unrecognized compensation cost related to the RSUs was $38,331, which is expected to be recognized over a weighted-average remaining period of 2.5 years.

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

Compensation Expense by Type of Award
The following table details the equity-based compensation expense by type of award during 2022, 2021, and 2020:

	Year Ended December 31,
(in thousands)	2022	2021	2020
RSUs(1)	$18,004	$18,555	$—
Restricted Common Shares	270	4,538	313
Stock Options	557	—	—
Other(2)	148	—	367
Total equity-based compensation expense	$18,979	$23,093	$680
(1)The 2021 expense amount includes RSUs issued in 2022 for the 2021 annual performance bonus, which is included within “Accounts payable and accrued liabilities” on the Consolidated Balance Sheet at December 31, 2021. These RSUs vested at issuance with a value of $7,959, which reflects a change in estimate of $632 that is included as a reduction to equity-based compensation expense and is included within “General and administrative expenses” on the Consolidated Statements of Operations for the year ended December 31, 2022.
(2)The 2022 expense amount relates to warrants granted to a Board member, see Note 12, “Stockholders’ Equity,” for additional information. The 2020 expense amount relates to incentive units issued under the Company’s previous incentive plan.
Of the total equity-based compensation expense, $7,611 and $7,743 was capitalized to inventory during the year ended December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, $536 and $4,814, respectively, remained capitalized in inventory. No equity-based compensation expense was capitalized during the year ended December 31, 2020. During the year ended December 31, 2022, 2021, and 2020 we recognized $11,368, $15,350, and $680, respectively, within “General and administrative expenses” on the Consolidated Statements of Operations and we recognized $11,889, $2,929, and none, respectively, within “Cost of goods sold.”
Employee Stock Purchase Plan
In July 2021, the Company also adopted an employee stock purchase plan (the “2021 ESPP”), pursuant to which 4,000 shares of Class A common stock are reserved for issuance thereunder, subject to certain adjustments and other terms. No shares have been issued under the 2021 ESPP as of December 31, 2022.

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

14. INCOME TAXES
The following table sets forth the components of income tax expense:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Current taxes:
Federal	$35,067	$31,747	$13,879
State	12,381	13,609	6,109
Deferred taxes:
Federal	(3,685)	(2,502)	(922)
State	(2,070)	(1,134)	(364)
Total income tax expense	$41,693	$41,720	$18,702
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
The following table sets forth a reconciliation of income tax at the federal statutory rate to recorded income tax expense:

	Year Ended December 31,
($ in thousands)	2022	2021	2020
Loss before income taxes	$(39,206)	$(80,937)	$(5,139)
U.S. Statutory Rate	21%	21%	21%
Recovery based on Statutory Rate	$(8,233)	$(16,997)	$(1,079)
Expense (recovery) resulting from:
State and local income taxes	10,311	12,475	5,745
Expenses disallowed under IRC Section 280E	34,346	31,510	13,729
Nondeductible litigation settlement	1,050	7,667	—
Nondeductible IPO interest-related expense	—	5,746	—
Nondeductible penalties and interest	3,046	1,227	—
Other permanent differences	437	168	261
Equity-based compensation shortfall	904	—	—
Pass-through entities & non-controlling interests	—	—	46
Other, net	(168)	(76)	—
Income tax expense	$41,693	$41,720	$18,702

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

The following tables set forth the components of deferred income taxes:

	December 31,
(in thousands)	2022	2021
Deferred tax assets attributable to:
Operating lease liabilities	$59,127	$50,089
Property and equipment	281	284
Equity-based compensation	1,218	801
State and local net operating loss carryforwards	739	337
Loyalty program	205	158
Gross deferred tax assets	61,570	51,669
Valuation allowance	—	—
Total deferred tax assets	$61,570	$51,669

Deferred tax liabilities attributable to:
Operating lease right-of-use assets	$(23,136)	$(21,344)
Tenant improvement allowance	(152)	(764)
Property and equipment	(28,615)	(24,200)
Goodwill and other acquired intangible assets	(43,274)	(6,784)
Total deferred tax liabilities	$(95,177)	$(53,092)

Net deferred tax liabilities	$(33,607)	$(1,423)
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
As of December 31, 2022, the Company has gross state and local net operating loss carryforwards totaling $26,448, which begin to expire in 2029. The Company files income tax returns in the United States and various state and local jurisdictions, which jurisdictions have varying statutes of limitations. The U.S. federal statute of limitations remains open for tax years 2018 and forward. The state and local statutes of limitations generally remain open for tax years 2018 and forward.
The Company operates in a number of domestic tax jurisdictions and is subject to examination of its income tax returns by tax authorities in these jurisdictions who may challenge any item of those returns. Because tax matters that may be challenged by tax authorities are typically complex, the ultimate outcome of these challenges is uncertain. The Company recognizes the benefits of uncertain tax positions in the consolidated financial statements only after determining that it is more like than not that the uncertain tax positions will be sustained. As of December 31, 2022 and 2021, the Company had no unrecognized tax benefits. The Company does not anticipate the total amount of unrecognized tax benefits to significantly change within the next twelve months. The Company recognized no interest expense or penalties on income tax assessments during 2022, 2021, or 2020 and there was no interest related to income tax assessments accrued as of December 31, 2022 or 2021.

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
Indemnifications
We are party to a variety of agreements under which we may be obligated to indemnify the other party for certain matters. These agreements are primarily standard indemnification arrangements entered into in our ordinary course of business. Pursuant to these arrangements, we may agree to indemnify, hold harmless, and reimburse the indemnified parties for losses suffered or incurred by the indemnified party. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management team that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications, and such costs would only be recognized as incurred. During the year ended December 31, 2022, the Company paid for certain legal fees on behalf of certain officers of the Company who are parties to an employment related claim with a related party entity. These legal fees were not material and the Company has determined that, based on the status of the claim, no additional reserve related to the matter is required as of December 31, 2022.
Legal and Other Matters
The Company’s operations are subject to a variety of local and state regulations. Failure to comply with one or more of those regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company ceasing operations. While management believes that the Company is in compliance with applicable local and state regulations as of December 31, 2022 in all material respects, cannabis regulations continue to evolve and are subject to differing interpretations, and accordingly, the Company may be subject to regulatory fines, penalties, or restrictions in the future.
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
The Company may be, from time to time, subject to various administrative, regulatory, and other legal proceedings arising in the ordinary course of business. Contingent liabilities associated with legal proceedings are recorded when a liability is probable and the contingent liability can be estimated. We do not accrue for contingent losses that, in our judgment, are considered to be reasonably possible but not probable. At December 31, 2022 there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on our consolidated results of operations, other than as disclosed below.

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

TVP Settlement
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
On April 14, 2021, FPAW and AWH entered into a settlement agreement with TVP Parties (the “Settlement Agreement”). The Settlement Agreement provides for, among other items, the dismissal of all claims brought by the TVP Parties against FPAW and AWH upon performance of each parties’ obligations under the Settlement Agreement. Pursuant to the Settlement Agreement, FPAW and AWH were required to deliver a cash payment of $9,000 to TVP, LLC on the date of the Settlement Agreement, with an additional cash payment of $5,480 due on or before January 1, 2022. In addition, on April 14, 2021, upon the execution of the Settlement Agreement, AWH issued 4,770 historical common units with a fair value of $26,041 at issuance to an escrow account, to be held in the name of the escrow agent (the “Escrow Units”). Also as part of the Settlement Agreement, and in order to avoid further potential litigation, AWH issued 255 historical common units with a fair value of $1,390 at issuance to a party to one of the September 2019 agreements that was not a party to the litigation matter.
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
Of the total settlement amount, $5,480 was included within “Accounts payable and accrued expenses” on the accompanying Consolidated Balance Sheet as of December 31, 2021, and was subsequently paid in January 2022. The fair value of the share issuance of $27,431 is reflected within “Equity issued in litigation settlement” on the Consolidated Statement of Changes in Stockholders’ Equity. The fair value of the three properties to be acquired per the settlement of $5,400 is recorded within “Other noncurrent assets” as of December 31, 2022 and 2021, and will remain until the time such property titles transfer to the Company. The settlement charge of $36,511 is reflected within “Settlement expense” on the Consolidated Statements of Operations for the year ended December 31, 2021.
Stockholder Dispute
On May 28, 2021, Senvest Management, LLC, Hadron Capital (Cayman) LTD., and Measure8 Venture Partners, LLC (collectively, the “Claimants”), as former holders of the Company’s AWH Convertible Promissory Notes, pursuant to the Company’s 2019 Convertible Promissory Note Purchase Agreement, filed an arbitration demand, which was subsequently amended on July 28, 2021 (the “Arbitration Demand”), against the Company and its Chief Executive Officer at the time, Abner Kurtin, before the American Arbitration Association. In their Arbitration Demand, the Claimants take issue with the April 22, 2021 amendment of the terms of the 2019 Convertible Promissory Note Purchase Agreement (the “Amended Notes Consent”), which was approved by holders of approximately 66% of the principal amount of the AWH Convertible Promissory Notes, in excess of the simple majority required to amend the AWH Convertible Promissory Notes. The Amended Notes Consent set the conversion price of the AWH Convertible Promissory Notes at $2.96 per share. The Claimants alleged that the Amended Notes Consent was obtained improperly and is void. The Company disputed the Claimants’ allegations and contended that the Amended Notes Consent was properly obtained in accordance with the terms of the AWH

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

Convertible Promissory Notes and 2019 Convertible Promissory Note Purchase Agreement and the Amended Notes Consent was binding on all holders of the AWH Convertible Promissory Notes.
The Company, Mr. Kurtin, and the Claimants entered into a settlement agreement, dated April 29, 2022, whereby the Company agreed to pay the Claimants a total of $5,000. This amount is included within “Settlement expense” on the Consolidated Statements of Operations for the year ended December 31, 2022 and was paid in May 2022.
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
Following receipt of such notice, on January 13, 2022, the Company filed a complaint against MedMen and others in the Commercial Division of the Supreme Court of the State of New York (the “Court”), requesting specific performance that the transactions contemplated by the Investment Agreement must move forward, and such other relief as the Court may deem appropriate. The Company simultaneously moved for a temporary restraining order and preliminary injunction (the “Motion”) requiring MedMen to operate its New York business in the ordinary course of business and to refrain from any activities or transactions that might impair, encumber, or dissipate MedMen’s New York assets. The parties resolved the Motion via a “Stipulation and Order” entered by the Court on January 21, 2022 that requires that MMNY operate only in compliance with the law and in a manner consistent with its ordinary course of business that preserves all assets of MMNY. It further requires MMNY to not take certain actions, including any actions that would have a material adverse effect on MedMen’s NY business. The Stipulation and Order remains in place until trial. The Stipulation and Order also set an initial schedule for the litigation.
On January 24, 2022, MedMen filed counterclaims against the Company, alleging that Ascend had breached the Investment Agreement, and seeking declaratory relief that MedMen had properly terminated the Investment Agreement. On February 14, 2022, the Company moved to dismiss MedMen’s counterclaims and filed an amended complaint (the “First Amended Complaint”) that included additional claims against MedMen for breach of contract. The First Amended Complaint contained several causes of action, including for breach of contract and breach of the covenant of good faith and fair dealing. The First Amended Complaint sought damages in addition to continuing to seek injunctive and declaratory relief. On March 7, 2022, MedMen filed amended counterclaims, an answer, and affirmative defenses to the First Amended Counterclaim. On March 28, 2022, the Company moved to dismiss MedMen’s amended counterclaims. On April 20, 2022, the parties entered into a stipulation extending the time for MedMen to oppose the Company’s motion to dismiss until May 5, 2022. In addition, the parties agreed to

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

stay all discovery, including both party and non-party discovery. On May 5, 2022, the parties filed another stipulation order with the Court adjourning until further notice from the Court MedMen’s time to oppose the Company’s motion to dismiss MedMen’s amended counterclaims. The parties again stipulated that all discovery remains stayed pending further order from the Court.
On May 10, 2022, the Company and MedMen signed a term sheet (the “Term Sheet”), pursuant to which the parties agreed to use best efforts to enter into a settlement agreement and enter into new or amended transactional documents. Specifically, if consummated, the agreements contemplated by the Term Sheet would entail, among other things, the Company paying MedMen $15,000 in additional transaction consideration, and MedMen withdrawing its counterclaims against the Company. Per the amended transaction terms contemplated in the Term Sheet, upon closing, the Company would receive a 99.99% controlling interest in MMNY and the Company would pay MedMen $74,000, which reflected the original transaction consideration plus an additional $11,000 per the parties’ Term Sheet, less a $4,000 deposit that the Company already paid.
The amended transaction terms contemplated in the Term Sheet also would have required MedMen to provide a representation and warranty that the status of the MMNY assets has not materially changed since December 31, 2021 and an acknowledgement that the representations and warranties from the Investment Agreement will survive for three months after the closing of the contemplated transactions. After the Company determined that MedMen could not make or provide the representations and warranties MedMen would have been required to make as part of the contemplated transactions, the Company determined that it no longer intended to consummate the contemplated transactions.
On September 30, 2022, the Company sought leave from the Court to file a second amended complaint (the “Second Amended Complaint”). The Second Amended Complaint contains breach of contract claims against MedMen, as well as a claim for the breach of the implied covenant of good faith and fair dealing, and a claim for anticipatory breach of contract. In connection with those claims, the Company is no longer seeking injunctive or declaratory relief; however, the Company continues to seek damages from MedMen, including, but not limited to, the return of the $4,000 deposit, approximately $2,400 of advances pursuant to a working capital loan agreement (as described in Note 6, “Notes Receivable”) and other capital expenditure advances paid to MMNY by the Company.
On November 21, 2022, the parties entered into a stipulation whereby MedMen agreed to the filing of the Second Amended Complaint, which is now the operative pleading in the litigation. In addition, in the stipulation, the Company agreed that it would not contest MedMen’s filing of second amended counterclaims against the Company while reserving all rights with respect to any such counterclaims, including the right to move to dismiss any amended counterclaims. Because the parties agreed to the filing of each side’s amended pleadings, on November 28, 2022, the Court determined that Ascend’s March 2022 motion to dismiss was moot.
On December 21, 2022, MedMen filed amended counterclaims, an answer, and affirmative defenses to the Company’s Second Amended Complaint. In addition to the allegations in MedMen’s earlier pleadings, MedMen now also alleges that the Company breached the Term Sheet. On January 20, 2023, the Company moved to dismiss MedMen’s amended counterclaims. The briefing on the Company’s motion to dismiss was completed as of March 3, 2023. The parties are awaiting a decision from the Court on the motion to dismiss.
Following the Company’s decision to no longer consummate the contemplated transactions, the Company expensed a total of $1,704 of capitalized costs, primarily consisting of capital expenditures or deposits that were incurred for certain locations. Additionally, the Company established an estimated reserve of $3,700 related to the remaining amounts that it is actively pursuing collecting. These adjustments are included within “General and administrative expenses” on the Consolidated Statements of Operations and within “Other” on the Consolidated Statements of Cash Flows for the year ended December 31, 2022.

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

16. RELATED PARTY TRANSACTIONS
There were no significant related party transactions during the year ended December 31, 2022, other than as disclosed in Note 6, “Notes Receivable.”
AWH previously had a management services agreement (“MSA”) with AGP Partners, LLC (“AGP”) under which AGP provided management services to AWH in connection with the monitoring and oversight of AWH’s financial and business functions until the IPO for a quarterly fee of $100. The founder of AGP is one of the founders of AWH. Pursuant to the terms of the agreement, the MSA was terminated following the Company’s IPO in May 2021 and, upon termination, AGP was entitled to receive a $2,000 payout that was contingent upon the beneficial owners of AGP who serve as officers of the Company entering into lock-up agreements that extend for 360 days following the Company’s IPO. We recognized $2,124 and $400 of expenses related to the MSA during the year ended December 31, 2021 and 2020, respectively, that are included in “General and administrative expenses” on the Consolidated Statements of Operations. The final payment was made in July 2021.
As discussed in Note 11, “Debt,” certain of the previously outstanding AWH Convertible Promissory Notes were with related party entities that are managed by one of the founders of the Company.
17. SUPPLEMENTAL INFORMATION
The following table presents supplemental information regarding our other current assets:

	December 31,
(in thousands)	2022	2021
Prepaid expenses	$4,765	$7,508
Deposits and other receivables	3,170	5,177
Construction deposits	863	3,263
Tenant improvement allowance	500	2,507
Other	243	6,376
Total	$9,541	$24,831
The following table presents supplemental information regarding our accounts payable and accrued liabilities:

	December 31,
(in thousands)	2022	2021
Accounts payable	$17,065	$5,536
Acquisition-related liabilities	15,943	—
Accrued payroll and related expenses	7,549	11,760
Fixed asset purchases	6,777	15,682
Accrued interest	1,100	187
Other	8,161	6,809
Litigation settlement	—	5,480
Total	$56,595	$45,454

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

The following table presents supplemental information regarding our general and administrative expenses:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Compensation	$61,503	$55,773	$15,986
Rent and utilities	21,974	18,993	14,631
Professional services	17,110	16,057	9,325
Depreciation and amortization	14,095	10,036	7,914
Insurance	5,586	5,126	1,467
Marketing	3,445	2,968	1,758
Loss on sale of assets	345	605	286
Other	13,031	7,107	1,700
Total	$137,089	$116,665	$53,067
18. SUBSEQUENT EVENTS
Management has evaluated subsequent events to determine if events or transactions occurring through the filing date of this Annual Report on Form 10-K require adjustment to or disclosure in the Company’s Financial Statements. There were no events that require adjustment to or disclosure in the Financial Statements, except as disclosed.
Acquisition
On January 25, 2023, the Company entered into a definitive agreement (the “Maryland Agreement”) to acquire 100% of the membership interests of Devi Holdings, Inc. (“Devi”), which owns and operates four licensed medical cannabis dispensaries in Maryland. Under the Maryland Agreement, the Company will also acquire the real property of the four dispensary locations. Total consideration at closing, subject to customary closing conditions and working capital adjustments, will consist of cash consideration of $12,000 and approximately 5,200 shares of Class A common stock. The Maryland Agreement is subject to regulatory review and approval.
Other
On February 24, 2023, the Company amended the lease associated with its New Jersey cultivation facility to increase the tenant improvement allowance by $15,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
a.Disclosure Controls and Procedures.
As of the end of the period covered by this report, our Interim Co-Principal Executive Officers and Principal Financial Officer evaluated our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, our Interim Co-Principal Executive Officers and Principal Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (2) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.
b.Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for the preparation and integrity of the consolidated financial statements and representations in this report on Form 10-K. The consolidated financial statements of the Company have been prepared in conformity with generally accepted accounting principles applied on a consistent basis and include some amounts that are based on informed judgments and best estimates and assumptions of management.
In order to assure the consolidated financial statements are prepared in conformance with generally accepted accounting principles, management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). These internal controls are designed only to provide reasonable assurance, on a cost-effective basis, that transactions are carried out in accordance with management’s authorizations and assets are safeguarded against loss from unauthorized use or disposition.
Management has completed its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013) to conduct the required assessment of the effectiveness of the Company’s internal control over financial reporting. Based on this assessment, management concluded that, as of December 31, 2022, the Company’s internal control over financial reporting was effective based on those criteria.
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
d.Changes in Internal Control Over Financial Reporting.
There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Information about our executive officers is found in Part I, Item 1 of this Annual Report on Form 10-K under “Executive Officers of the Registrant.” Additional information required by this item will be set forth under the captions “Proposal No. 1–Election of Directors” and “Executive Officers” in our Definitive Proxy Statement for our 2023 Annual Meeting of Stockholders (the “2023 Proxy Statement”). Such information is incorporated herein by reference. Our 2023 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the conclusion of our fiscal year ended December 31, 2022.
ITEM 11. EXECUTIVE COMPENSATION.
The information required by this item will be included under the captions “Executive Compensation” and “Director Compensation” in the 2023 Proxy Statement and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be included under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in the 2023 Proxy Statement and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this item will be included under the caption “Proposal 1–Election of Directors” in the 2023 Proxy Statement and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this item will be included under the caption “Proposal 1–Election of Directors” in the 2023 Proxy Statement and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
We have filed the following documents as part of this Annual Report on Form 10-K:

Page
1.Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm	108
Consolidated Financial Statements:
Consolidated Balance Sheets	110
Consolidated Statements of Operations	111
Consolidated Statements of Changes in Stockholders’ Equity	112
Consolidated Statements of Cash Flows	113
Notes to Consolidated Financial Statements	115

2. Financial Statement Schedules
Certain schedules have been omitted because the required information is included in the consolidated financial statements and notes thereto or because they are not applicable or not required.

3. Exhibits
Exhibit Index	162

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.2	Certificate of Incorporation	S-1	333-254800	3.4	April 23, 2021
3.3	Bylaws	S-1	333-254800	3.5	April 23, 2021
4.1†	Ascend Wellness Holdings, Inc. 2021 Stock Incentive Plan	S-8	333-257780	4.2	July 9, 2021
4.2†	Ascend Wellness Holdings, Inc. 2021 Employee Stock Purchase Plan	S-8	333-257780	4.3	July 9, 2021
4.3	Specimen Stock Certificate evidencing the shares of common stock	S-1	333-254800	4.1	April 15, 2021
4.4	Form of Registration Rights Agreement	S-1	333-254800	4.2	April 23, 2021
4.5	Form of Warrant Agreement between Ascend Wellness Holdings, Inc. and each of the several lenders, dated June 30, 2022	10-Q	333-254800	4.5	August 15, 2022
10.1	Credit Agreement, dated August 27, 2021, by and among Ascend Wellness Holdings, Inc., group of lenders and Acquiom Agency Services LLC, as administrative agent and collateral agent	8-K	333-254800	10.1	September 1, 2021
10.2	Form of Indemnification Agreement	S-1	333-254800	10.4	April 15, 2021
10.3	Convertible Note Purchase Agreement, dated January 2021	S-1	333-254800	10.27	March 29, 2021
10.4†#	Employment Agreement between Ascend Wellness Holdings, LLC and Abner Kurtin, dated as of March 22, 2021	S-1	333-254800	10.28	April 15, 2021
10.5†#	Employment Agreement between Ascend Wellness Holdings, Inc. and Francis Perullo, dated as of March 23, 2021	S-1	333-254800	10.29	April 15, 2021
10.6†#	Employment Agreement between Ascend Wellness Holdings, LLC and Daniel Neville, dated as of March 23, 2021	S-1	333-254800	10.30	April 15, 2021
10.7†#	Amendment to Employment Agreement between Ascend Wellness Holdings, LLC and Abner Kurtin	10-Q	333-254800	10.1	November 14, 2022
10.8†#	Employment Agreement between Ascend Wellness Holdings, Inc. and Francis Perullo, dated as of February 11, 2022	10-Q	333-254800	10.1	May 12, 2022
10.9	Form of Amendment to June 19, 2019 Convertible Note Purchase Agreement	S-1	333-254800	10.33	April 23, 2021
10.10#	Investment Agreement among MedMen NY, Inc., MM Enterprises USA, LLC, AWH New York, LLC and Ascend Wellness Holdings, LLC, dated February 25, 2021	S-1	333-254800	10.22	March 29, 2021
10.11#	Lease between IIP-IL 1, LLC and Ascend Illinois, LLC, dated December 21, 2018	S-1	333-254800	10.11	March 29, 2021
10.12#	First Amendment to Lease Agreement between IIP-IL 1 LLC and Revolution Cannabis - Barry, LLC, dated September 5, 2019	S-1	333-254800	10.12	March 29, 2021
10.13#	Second Amendment to Lease Agreement between IIP-IL 1 LLC and Revolution Cannabis - Barry, LLC, dated August 18, 2020	S-1	333-254800	10.13	March 29, 2021

10.14#	Third Amendment to Lease Agreement between IIP-IL 1 LLC and Revolution Cannabis - Barry, LLC, dated September 15, 2021	10-K	333-254800	10.13	March 11, 2022
10.15#	Agreement and Plan of Merger among Ascend Wellness Holdings, Inc., AWH Pennsylvania, LLC, Ascend PA Merger Sub, LLC, Story of PA CR, LLC, the Members named therein and KGF PACR HoldCo, LLC, dated April 19, 2022	8-K	333-254800	10.1	April 25, 2022
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Independent Registered Accounting Firm (Macias Gini & O’Connell LLP)
23.2*	Consent of Independent Registered Accounting Firm (Marcum LLP)
31.1*	Certification of Interim Co-Principal Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*
Certification of Interim Co-Principal Executive Officer and Principal Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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
ASCEND WELLNESS HOLDINGS, INC.

By:	/s/ Daniel Neville
Daniel Neville Interim Co-Chief Executive Officer (Interim Co-Principal Executive Officer), Chief Financial Officer (Principal Financial Officer), and Director
March 15, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Ascend Wellness Holdings, Inc. and in the capacities and on the dates indicated.

By:	/s/ Daniel Neville
Daniel Neville Interim Co-Chief Executive Officer (Interim Co-Principal Executive Officer), Chief Financial Officer (Principal Financial Officer), and Director
March 15, 2023

/s/ Abner Kurtin	/s/ Francis Perullo
Abner Kurtin Executive Chairman and Founder March 15, 2023	Francis Perullo Interim Co-Chief Executive Officer (Interim Co-Principal Executive Officer), Co-Founder, Chief Strategy Officer, President, and Director March 15, 2023

/s/ Roman Nemchenko	/s/ Scott Swid
Roman Nemchenko Executive Vice President, Chief Accounting Officer (Principal Accounting Officer) March 15, 2023	Scott Swid Director March 15, 2023

/s/ Joshua Gold
Joshua Gold Director March 15, 2023

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act: None.
No annual report to security holders covering the registrant’s last fiscal year or proxy material with respect to any meeting of securities holders has been sent to security holders.