Form 10-Q
period 2023-03-31
Ascend Wellness Holdings, Inc.
filed 2023-05-10
CIK 1756390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 8, 2023, there were 194,850,072 shares of the registrant’s Class A common stock, par value $0.001, and 65,000 shares of the registrant’s Class B common stock, par value $0.001, outstanding.

ASCEND WELLNESS HOLDINGS, INC
TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q for Ascend Wellness Holdings, Inc. and its subsidiaries (collectively referred to as “AWH,” “Ascend,” “we,” “us,” “our,” or the “Company”) contains both historical and forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, and forward-looking information, within the meaning of applicable Canadian securities laws (collectively, “forward-looking statements”), that involve risks and uncertainties. We make forward-looking statements related to future expectations, estimates, and projections that are uncertain and often contain words such as, but not limited to, “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “likely,” “may,” “outlook,” “plan,” “predict,” “should,” “target,” or other similar words or phrases. These statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties, and assumptions that are difficult to predict. Particular risks and uncertainties that could cause our actual results to be materially different from those expressed in our forward-looking statements include those listed below:
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

The list of factors above is illustrative and by no means exhaustive. Additional information regarding these risks and other risks and uncertainties we face is contained in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “Annual Report”) and in other reports we may file from time to time with the United States Securities and Exchange Commission and the applicable Canadian securities regulatory authorities (including all amendments to those reports). Although the Company has attempted to identify important factors that could cause actual results to differ materially from those contained in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated, or intended.
We urge readers to consider these risks and uncertainties in evaluating our forward-looking statements. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law. The forward-looking statements contained in this Form 10-Q are expressly qualified in their entirety by this cautionary statement.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.
ASCEND WELLNESS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except per share amounts)	March 31, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$73,296	$74,146
Accounts receivable, net	19,475	14,101
Inventory	98,360	97,532
Notes receivable	4,154	3,423
Other current assets	8,923	9,541
Total current assets	204,208	198,743
Property and equipment, net	280,906	279,860
Operating lease right-of-use assets	106,050	108,810
Intangible assets, net	214,942	221,093
Goodwill	44,370	44,370
Other noncurrent assets	19,612	19,284
TOTAL ASSETS	$870,088	$872,160

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$52,996	$56,595
Current portion of debt, net	2,629	11,329
Operating lease liabilities, current	2,819	2,633
Income taxes payable	46,818	34,678
Other current liabilities	4,550	5,714
Total current liabilities	109,812	110,949
Long-term debt, net	321,417	319,297
Operating lease liabilities, noncurrent	242,888	229,816
Deferred tax liabilities, net	31,442	33,607
Other non-current liabilities	15,568	15,076
Total liabilities	721,127	708,745
Commitments and contingencies (Note 15)
Stockholders' Equity
Preferred stock, $0.001 par value per share; 10,000 shares authorized, none issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Class A common stock, $0.001 par value per share; 750,000 shares authorized; 189,501 and 187,999 shares issued and outstanding at March 31, 2023 and December 31, 2022	189	188
Class B common stock, $0.001 par value per share, 100 shares authorized; 65 issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Additional paid-in capital	434,392	430,375
Accumulated deficit	(285,620)	(267,148)
Total stockholders' equity	148,961	163,415
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$870,088	$872,160
The accompanying notes are an integral part of the condensed consolidated financial statements.

ASCEND WELLNESS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2023	2022
Revenue, net	$114,176	$85,090
Cost of goods sold	(78,472)	(61,643)
Gross profit	35,704	23,447
Operating expenses
General and administrative expenses	35,449	33,227
Settlement expense	—	5,000
Total operating expenses	35,449	38,227
Operating profit (loss)	255	(14,780)

Other (expense) income
Interest expense	(8,975)	(6,031)
Other, net	265	103
Total other expense	(8,710)	(5,928)
Loss before income taxes	(8,455)	(20,708)
Income tax expense	(10,017)	(7,107)
Net loss	$(18,472)	$(27,815)

Net loss per share attributable to Class A and Class B common stockholders — basic and diluted	$(0.10)	$(0.16)
Weighted-average common shares outstanding — basic and diluted	188,487	172,494

The accompanying notes are an integral part of the condensed consolidated financial statements.

ASCEND WELLNESS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Three Months Ended March 31, 2023
	Class A and Class B Common Stock
(in thousands)	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
December 31, 2022	188,064	$188	$430,375	$(267,148)	$163,415
Vesting of equity-based payment awards	2,023	2	(2)	—	—
Equity-based compensation expense	—	—	4,555	—	4,555
Taxes withheld under equity-based compensation plans, net	(521)	(1)	(536)	—	(537)
Net loss	—	—	—	(18,472)	(18,472)
March 31, 2023	189,566	$189	$434,392	$(285,620)	$148,961

	Three Months Ended March 31, 2022
	Class A and Class B Common Stock
(in thousands)	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
December 31, 2021	171,586	$171	$362,555	$(186,249)	$176,477
Vesting of equity-based payment rewards	4,131	4	(4)	—	—
Equity-based compensation expense	—	—	14,306	—	14,306
Taxes withheld under equity-based compensation plans, net	(1,260)	(1)	(4,941)	—	(4,942)
Net loss	—	—	—	(27,815)	(27,815)
March 31, 2022	174,457	$174	$371,916	$(214,064)	$158,026
The accompanying notes are an integral part of the condensed consolidated financial statements.

ASCEND WELLNESS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2023	2022
Cash flows from operating activities
Net loss	$(18,472)	$(27,815)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	21,941	9,918
Amortization of operating lease assets	264	291
Non-cash interest expense	1,919	571
Equity-based compensation expense	4,555	5,715
Deferred income taxes	(2,165)	(1,147)
(Gain) loss on sale of assets	(442)	818
Other	4,433	2,204
Changes in operating assets and liabilities, net of effects of acquisitions
Accounts receivable	(5,374)	(2,759)
Inventory	(12,415)	(17,421)
Other current assets	2,001	3,031
Other noncurrent assets	(328)	(353)
Accounts payable and accrued liabilities	(802)	9,950
Other current liabilities	(1,163)	(1,099)
Lease liabilities	(314)	244
Income taxes payable	12,140	7,607
Net cash provided by (used in) operating activities	5,778	(10,245)
Cash flows from investing activities
Reimbursements for (additions to) capital assets	3,442	(10,214)
Investments in notes receivable	(731)	(1,000)
Collection of notes receivable	82	82
Proceeds from sale of assets	—	35,400
Acquisition of businesses, net of cash acquired	(8,000)	(24,890)
Purchase of intangible assets	(472)	—
Net cash used in investing activities	(5,679)	(622)
Cash flows from financing activities
Repayments of debt	(786)	(786)
Repayments under finance leases	(63)	—
Debt issuance costs	—	(31)
Taxes withheld under equity-based compensation plans, net	(100)	—
Net cash used in financing activities	(949)	(817)
Net decrease in cash, cash equivalents, and restricted cash	(850)	(11,684)
Cash, cash equivalents, and restricted cash at beginning of period	74,146	155,481
Cash, cash equivalents, and restricted cash at end of period	$73,296	$143,797

The accompanying notes are an integral part of the condensed consolidated financial statements.

ASCEND WELLNESS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED, UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2023	2022
Supplemental Cash Flow Information
Interest paid	$7,551	$5,133
Income taxes paid	—	650

Non-cash investing and financing activities
Capital expenditures incurred but not yet paid	4,015	10,695
Taxes withheld under equity-based compensation plans, net	537	4,942
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
2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with (i) United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information, and (ii) the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of our management, our unaudited condensed consolidated financial statements and accompanying notes (the “Financial Statements”) include all normal recurring adjustments that are necessary for the fair statement of the interim periods presented. Interim results of operations are not necessarily indicative of results for the full year, or any other period. The Financial Statements should be read in conjunction with our audited consolidated financial statements (and notes thereto) in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “Annual Report”), as filed with the United States Securities and Exchange Commission (“SEC”) and with the relevant Canadian securities regulatory authorities under its profile on the System for Electronic Document Analysis and Retrieval (“SEDAR”). Except as noted below, there have been no material changes to the Company’s significant accounting policies and estimates during the three months ended March 31, 2023.
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
Liquidity
As reflected in the Financial Statements, the Company had an accumulated deficit as of March 31, 2023 and December 31, 2022, as well as a net loss for the three months ended March 31, 2023 and 2022, which are indicators that raise substantial doubt of our ability to continue as a going concern. Management believes that substantial doubt of our ability to continue as a going concern for at least one year from the issuance of these Financial Statements has been alleviated due to: (i) cash on hand and (ii) continued growth of sales from our consolidated operations. Management plans to continue to access capital markets for additional funding through debt and/or equity financings to supplement future cash needs, as may be required. However, management cannot provide any assurances that the Company will be successful in accomplishing its business plans. If the Company is unable to raise additional capital whenever necessary, it may be forced to decelerate or curtail certain of its operations until such time as additional capital becomes available.
Cash and Cash Equivalents and Restricted Cash
As of March 31, 2023 and December 31, 2022, we did not hold significant restricted cash or cash equivalents.
Fair Value of Financial Instruments
During the three months ended March 31, 2023 and 2022, we had no transfers of assets or liabilities between any of the hierarchy levels.
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
Basic EPS is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted EPS reflects potential dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period increased by the number of additional common shares that would have been outstanding if all potential common shares had been issued and were dilutive. However, potentially dilutive securities are excluded from the computation of diluted EPS to the extent that their effect is anti-dilutive. Potential dilutive securities include incremental shares of common stock issuable upon the exercise of warrants, unvested restricted stock awards, unvested restricted stock units, and outstanding stock options. At March 31, 2023 and 2022, 14,976 and 11,447 shares of common stock equivalents, respectively, were excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive.
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
Financial Instruments
On January 1, 2023, the Company adopted Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, (“ASU 2016-13”) and the related subsequent amendments, transitional guidance, and other interpretive guidance within ASU 2019-05, ASU 2019-11, ASU 2020-03, and ASU 2022-02 (collectively, including ASU 2016-13, “ASC 326”). ASC 326 replaces the guidance surrounding measurement and recognition of credit losses on financial assets measured at amortized cost, including trade receivables and investments in certain debt securities, by requiring recognition of an allowance for credit losses expected to be incurred over an asset’s life based on relevant information about past events, current conditions, and supportable forecasts impacting its ultimate collectability. This current expected credit losses (“CECL”) model results in earlier recognition of credit losses than the previous “as incurred” model, under which losses are recognized only upon the occurrence of an event that gives rise to the incurrence of a probable loss.
ASU 2019-05, Financial Instruments – Credit Losses (Topic 326): Targeted Transition Relief, was issued in May 2019 to provide target transition relief allowing entities to make an irrevocable one-time election upon adoption of the new credit losses standard to measure financial assets previously measured at amortized cost (except held-to-maturity securities) using the fair value option.
Following the adoption of this guidance, the Company’s estimation of allowance for doubtful accounts related to trade receivables considers factors such as historical credit loss experience, age of receivable balances, current market conditions, and an assessment of receivables due from specific identifiable counterparties to determine whether these receivables are considered at risk or uncollectible. Additionally, the Company’s estimation of allowances on notes receivable, as applicable, incorporates historical loss information, the financial condition of loan recipients, and various other economic conditions. The adoption of this guidance did not have a significant impact on our consolidated financial statements.
Recently Issued Accounting Pronouncements
The following standards have been recently issued by the Financial Accounting Standards Board (“FASB”). Pronouncements that are not applicable to the Company or where it has been determined do not have a significant impact on us have been excluded herein.
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

	Three Months Ended March 31,
(in thousands)	2023	2022
Retail revenue	$82,745	$63,290
Wholesale revenue	58,414	37,933
	141,159	101,223
Elimination of inter-company revenue	(26,983)	(16,133)
Total revenue, net	$114,176	$85,090
The liability related to the loyalty program we offer dispensary customers at certain locations was $604 and $672 at March 31, 2023 and December 31, 2022, respectively, and is included within “Other current liabilities” on the accompanying unaudited Condensed Consolidated Balance Sheets. The Company recorded $1,048 and $493 in allowance for doubtful accounts as of March 31, 2023 and December 31, 2022, respectively. Write-offs were not significant during the three months ended March 31, 2023 and 2022.
4. ACQUISITIONS
Business Combinations
The Company has determined that the acquisition discussed below is considered a business combination under ASC Topic 805, Business Combinations, and is accounted for by applying the acquisition method, whereby the assets acquired and the liabilities assumed are recorded at their fair values with any excess of the aggregate consideration over the fair values of the identifiable net assets allocated to goodwill. Operating results are included in these Financial Statements from the date of the acquisition.
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
2022 Acquisitions
Effective October 14, 2022, the Company acquired Marichron Pharma LLC (“Marichron”), a medical cannabis processor in Ohio. The purchase price allocation remains preliminary as the Company finalizes certain estimates of the fair value of the net assets acquired within the measurement period. Our results of operations for the three months ended March 31, 2023 include $257 of net revenue and $338 of net loss related to Marichron.

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
2022 Asset Acquisitions
Story of PA
On April 19, 2022, the Company acquired Story of PA CR, LLC (“Story of PA”). Total consideration for the acquisition of the outstanding equity interests in Story of PA was $53,127, consisting of 12,900 shares of Class A common stock with a fair value of $42,957 and cash consideration of $10,170. Story of PA received a clinical registrant permit from the Pennsylvania Department of Health on March 1, 2022. Through a research collaboration agreement with the Geisinger Commonwealth School of Medicine (“Geisinger”), a Pennsylvania Department of Health-Certified Medical Marijuana Academic Clinical Research Center, the Company intends to open a cultivation and processing facility and up to six medical dispensaries throughout the Commonwealth of Pennsylvania. The Company will help fund clinical research to benefit the patients of Pennsylvania by contributing $30,000 to Geisinger over the two years following the transaction date and up to an additional total of $10,000 over the course of ten years following the transaction date.
The total acquisition cost in respect of the Story of PA acquisition was $137,594 and was allocated to the license intangible asset acquired. The total cost consists of the equity consideration, cash consideration, Geisinger funding commitment, other liabilities related to consulting agreements, forgiveness of the previously outstanding bridge loan, transaction costs, the initial cost of the investment, and an acquisition-related deferred tax liability of $37,391 that was recorded during the fourth quarter of 2022.
Of the total funding commitment, $15,000 was paid in April 2022 and $15,000 is due in 2023 and is included within “Accounts payable and other accrued liabilities” on the unaudited Condensed Consolidated Balance Sheet at March 31, 2023. The additional $10,000 is included within “Other non-current liabilities” on the unaudited Condensed Consolidated Balance Sheet at March 31, 2023. A total of $472 due under one of the consulting agreements was paid during the three months ended March 31, 2023, and $471 remains due in June 2023 and is included within “Accounts payable and other accrued liabilities” on the unaudited Condensed Consolidated Balance Sheet at March 31, 2023.
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
The Company determined OPA is a VIE and the Company became the primary beneficiary as of the signing date; therefore, OPA is consolidated as a VIE. To account for the initial consolidation of OPA, management applied the acquisition method discussed above. The total estimated fair value of the transaction consideration was determined to be $24,132 and consists of the fair value of the cash consideration of $19,290 plus the initial estimated fair value of the contingent consideration of $4,842. Of the total cash consideration, $11,300 was funded at signing pursuant to note agreements. The $11,000 payment that is due at final closing was recorded net of a discount of $3,010 based on the estimated payment date utilizing the Company’s incremental borrowing rate. This discounted payment is included within “Long-term debt, net” on the accompanying unaudited Condensed Consolidated Balance Sheet at March 31, 2023; refer to Note 11, “Debt,” for additional information. The license intangible asset acquired was determined to have an estimated fair value of $21,684 and the three properties had an estimated fair value of $2,448, which was determined using a market approach based on the total transaction consideration. The license acquired will be amortized in accordance with the Company’s policy once operations commence.
The estimated fair value of the contingent consideration was determined utilizing an income approach based on a probability-weighted estimate of the future payment discounted using the Company’s estimated incremental borrowing rate and is classified within Level 3 of the fair value hierarchy. As of March 31, 2023 and December 31, 2022, the estimated fair value of this contingent consideration was $5,567 and $5,076, respectively, and is included within “Other non-current liabilities” on the accompanying unaudited Condensed Consolidated Balance Sheets. The $491 change in fair value during the three months ended March 31, 2023 is included within “General and administrative expenses” on the unaudited Condensed Consolidated Statement of Operations. Direct transaction expenses of $224 were incurred in the year ended December 31, 2022. The Company determined the fair value of any noncontrolling interest is de minimis. Refer to Note 8, “Variable Interest Entities,” for additional information regarding the Company’s VIEs.
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
One transaction was entered on August 11, 2022 for total cash consideration of $5,500. The Company accounted for this transaction as an asset acquisition and allocated the cash consideration as the cost of the license acquired. Of the total cash consideration, $3,000 was paid at signing and $2,500 is due at final closing and is included as a sellers’ note within “Long-term debt, net” on the accompanying unaudited Condensed Consolidated Balance Sheet at March 31, 2023 and December 31, 2022; refer to Note 11, “Debt,” for additional information.
The second transaction was entered on August 12, 2022 for total cash consideration of $5,600. The Company accounted for this transaction as an asset acquisition and allocated the cash consideration as the cost of the license acquired. The consideration will be paid at final closing and is included as a sellers’ note within “Long-term, debt, net” on the accompanying unaudited Condensed Consolidated Balance Sheet at March 31, 2023 and December 31, 2022; refer to Note 11, “Debt,” for additional information.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

5. INVENTORY
The components of inventory are as follows:

(in thousands)	March 31, 2023	December 31, 2022
Materials and supplies	$16,417	$16,115
Work in process	49,553	49,586
Finished goods	32,390	31,831
Total	$98,360	$97,532
Total compensation expense capitalized to inventory was $17,121 and $13,134 during the three months ended March 31, 2023 and 2022, respectively. At March 31, 2023 and December 31, 2022, $10,988 and $15,920, respectively, of compensation expense remained capitalized as part of inventory. The Company recognized, as a component of cost of goods sold, total write-downs of $3,942 and $2,204 during the three months ended March 31, 2023 and 2022, respectively, related to net realizable value adjustments, expired products, and obsolete packaging. These amounts are included within “Other” on the unaudited Condensed Consolidated Statements of Cash Flows.
6. NOTES RECEIVABLE

(in thousands)	March 31, 2023	December 31, 2022
MMNY - working capital loan(1)	$2,422	$2,422
Massachusetts Note(2)	1,732	1,001
Total	$4,154	$3,423
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
(2)In May 2022 the Company issued a secured promissory note to a retail dispensary license holder in Massachusetts providing up to $3,500 of funding (the “Massachusetts Note”). The Massachusetts Note accrues interest at a fixed annual rate of 11.5%. Following the opening of the borrower’s retail dispensary, which had not occurred as of March 31, 2023, the principal amount is due monthly through the maturity date of May 25, 2026. The borrower may prepay the outstanding principal amount, plus accrued interest thereon. Borrowings under the Massachusetts Note are secured by the assets of the borrower. The borrower is partially owned by an entity that is managed, in part, by one of the founders of the Company. Additionally, the Company transacts with the retail dispensary in the ordinary course of business.
Additionally, a total of $4,141 is outstanding at March 31, 2023 related to a promissory note issued to the owner of a property the Company is leasing, of which $165 and $3,976 is included in “Other current assets” and “Other noncurrent assets,” respectively, on the unaudited Condensed Consolidated Balance Sheet. At December 31, 2022, $4,181 was outstanding, of which $163 and $4,018 is included in “Other current assets” and “Other noncurrent assets,” respectively, on the unaudited Condensed Consolidated Balance Sheet.
No impairment losses on notes receivable were recognized during the three months ended March 31, 2023 or 2022.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

7. PROPERTY AND EQUIPMENT
Property and equipment consists of the following:

(in thousands)	March 31, 2023	December 31, 2022
Leasehold improvements	$175,599	$174,099
Buildings	75,868	71,951
Furniture, fixtures, and equipment	66,332	63,974
Construction in progress	11,050	9,633
Land	6,505	6,505
Property and equipment, gross	335,354	326,162
Less: accumulated depreciation	54,448	46,302
Property and equipment, net	$280,906	$279,860
Total depreciation expense was $8,146 and $5,378 during the three months ended March 31, 2023 and 2022, respectively. Total depreciation expense capitalized to inventory was $6,170 and $4,208 during the three months ended March 31, 2023 and 2022, respectively. At March 31, 2023 and December 31, 2022, $6,887 and $6,548, respectively, of depreciation expense remained capitalized as part of inventory.
The table above includes equipment with a gross value of $1,480 and $1,086 as of March 31, 2023 and December 31, 2022, respectively, and accumulated amortization of $163 and $89, respectively, that the Company is renting under finance leases pursuant to a master lease agreement that was entered into in June 2022 and allows for an aggregate of $15,000 of such leases. Refer to Note 10, “Leases,” for additional information regarding our lease arrangements.
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

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

The following tables present the summarized financial information about the Company’s consolidated VIEs which are included in the unaudited Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022 and in the unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022, as applicable. These entities were determined to be VIEs since the Company possesses the power to direct the significant activities of the VIEs and has the obligation to absorb losses or the right to receive benefits from the VIEs. The information below excludes intercompany balances and activity that eliminate in consolidation.

	Ohio Patient Access
(in thousands)	March 31, 2023	December 31, 2022
Other noncurrent assets	$25,039	$24,675
Current liabilities	3,012	1,675
Deficit	(1,187)	(588)

	Three Months Ended March 31,
	2023	2022
(in thousands)	Ohio Patient Access	Ascend Illinois(1)
Revenue, net	$—	$63,892
Net income (loss)	(598)	7,298
(1)In December 2022, following regulatory approvals for the title transfer of certain licenses, Ascend Illinois (including its subsidiaries) is wholly-owned by Ascend Wellness Holdings, Inc. and therefore is no longer considered a VIE as of December 31, 2022.
9. INTANGIBLE ASSETS AND GOODWILL

(in thousands)	March 31, 2023	December 31, 2022
Intangible Assets
Licenses and permits	$226,919	$226,919
In-place leases	19,963	19,963
Trade names	380	380
	247,262	247,262
Accumulated amortization:
Licenses and permits	(18,636)	(13,035)
In-place leases	(13,304)	(12,754)
Trade names	(380)	(380)
	(32,320)	(26,169)

Total intangible assets, net	$214,942	$221,093

Goodwill	$44,370	$44,370
Amortization expense related to intangible assets was $6,151 and $1,970 during the three months ended March 31, 2023 and 2022, respectively. Total amortization expense capitalized to inventory was $735 and $408 during the three months ended March 31, 2023 and 2022, respectively. At March 31, 2023 and December 31, 2022, $1,335 and $1,101, respectively, of amortization expense remained capitalized as part of inventory.
No impairment indicators were noted during the three months ended March 31, 2023 or 2022 and, as such, we did not record any impairment charges during either period.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

10. LEASES
The Company leases land, buildings, equipment, and other capital assets which it uses for corporate purposes and the production and sale of cannabis products with terms generally ranging from 1 to 20 years.
We determine if an arrangement is a lease at inception and begin recording lease activity at the commencement date, which is generally the date in which we take possession of or control the physical use of the asset. Right-of-use (“ROU”) assets and lease liabilities are recognized based on the present value of lease payments over the lease term, with lease expense recognized on a straight-line basis. Lease agreements may contain rent escalation clauses, rent holidays, or certain landlord incentives, including tenant improvement allowances. ROU assets include amounts for scheduled rent increases and are reduced by lease incentive amounts. Certain of our lease agreements include variable rent payments, consisting primarily of rental payments adjusted periodically for inflation and amounts paid to the lessor based on cost or consumption, such as maintenance and utilities. Variable rent lease components are not included in the lease liability. We typically exclude options to extend the lease in a lease term unless it is reasonably certain that we will exercise the option and when doing so is at our sole discretion. Our lease agreements generally do not contain any material residual value guarantees or material restrictive covenants. We may rent or sublease to third parties certain real property assets that we no longer use.
The components of lease assets and lease liabilities and their classification on our unaudited Condensed Consolidated Balance Sheets were as follows:

(in thousands)	Classification	March 31, 2023	December 31, 2022
Lease assets
Operating leases	Operating lease right-of-use assets	$106,050	$108,810
Finance leases	Property and equipment, net	1,317	997
Total lease assets		$107,367	$109,807

Lease liabilities
Current liabilities
Operating leases	Operating lease liabilities, current	$2,819	$2,633
Finance leases	Current portion of debt, net	287	207
Noncurrent liabilities
Operating leases	Operating lease liabilities, noncurrent	242,888	229,816
Finance leases	Long-term debt, net	903	695
Total lease liabilities		$246,897	$233,351

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

The components of lease costs and classification within the unaudited Condensed Consolidated Statements of Operations were as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Operating lease costs
Capitalized to inventory	$8,227	$7,058
General and administrative expenses	340	332
Total operating lease costs	$8,567	$7,390

Finance lease costs
Amortization of leased assets(1)	$74	$—
Interest on lease liabilities	36	—
Total finance lease costs	$110	$—
(1)Included as a component of depreciation expense within “General and administrative expenses” on the accompanying unaudited Condensed Consolidated Statements of Operations.
At March 31, 2023 and December 31, 2022, $4,305 and $6,660, respectively, of lease costs remained capitalized in inventory.
The following table presents information on short-term and variable lease costs:

	Three Months Ended March 31,
(in thousands)	2023	2022
Total short-term and variable lease costs	$1,135	$1,206
Sublease income generated during the three months ended March 31, 2023 and 2022 was immaterial.
The following table includes supplemental cash and non-cash information related to our leases:

	Three Months Ended March 31,
(in thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$8,604	$6,829
Operating cash flows from finance leases	36	—
Financing cash flows from finance leases	63	—
ROU assets obtained in exchange for new lease obligations
Operating leases	$13,571	$30,746
Finance leases	351	—

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

The following table summarizes the weighted-average remaining lease term and discount rate:

	March 31, 2023	December 31, 2022
Weighted-average remaining term (years)
Operating leases	15.0	15.1
Finance leases	3.5	3.7
Weighted-average discount rate
Operating leases	15.0%	14.8%
Finance leases	13.5%	13.6%
The amounts of future undiscounted cash flows related to the lease payments over the lease terms and the reconciliation to the present value of the lease liabilities as recorded on our unaudited Condensed Consolidated Balance Sheet as of March 31, 2023 are as follows:

(in thousands)	Operating Lease Liabilities	Finance Lease Liabilities
Remainder of 2023	$27,180	$321
2024	37,124	428
2025	38,173	428
2026	38,859	307
2027	39,885	9
Thereafter	483,648	—
Total lease payments	664,869	1,493
Less: imputed interest	419,162	303
Present value of lease liabilities	$245,707	$1,190
As of March 31, 2023, we have entered into operating lease arrangements which are effective for future periods. The total amount of ROU lease assets and lease liabilities related to these arrangements is approximately $1,900.
Lease Amendments
In February 2023, we amended the lease related to our Franklin, New Jersey cultivation facility to increase the tenant improvement allowance, which resulted in increased rent amounts. We accounted for the amendment as a lease modification and remeasured the ROU asset and lease liability as of the amendment date, which resulted in a total additional tenant improvement allowance of $15,000, a reduction of $2,254 to the ROU asset, and an increase of $12,746 to the lease liability.
During the three months ended March 31, 2023, we received a total of $1,510 under the capital expenditure allowance associated with two leases in Pennsylvania that was recorded as a tenant improvement allowance, which, based on the modified lease terms, resulted in $825 of additional lease liabilities, a reduction of $243 to the ROU asset, and a net gain of $442 during the three months ended March 31, 2023, which is included in “General and administrative expenses” on the unaudited Condensed Consolidated Statement of Operations.

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

(in thousands)	Remainder of 2023	2024	2025	2026	2027	Thereafter	Total
Cash payments due under financing liabilities	$1,738	$2,416	$2,525	$2,599	$2,676	$9,477	$21,431
11. DEBT

(in thousands)	March 31, 2023	December 31, 2022
2021 Credit Facility(1)	$275,000	$275,000
Sellers’ Notes(2)	19,149	27,606
Financing Agreement(3)	19,975	19,364
Finance liabilities(4)	18,100	18,100
Finance leases(5)	1,190	902
Total debt	$333,414	$340,972

Current portion of debt	2,642	11,347
Less: unamortized deferred financing costs	13	18
Current portion of debt, net	$2,629	$11,329

Long-term debt	330,772	329,625
Less: unamortized deferred financing costs	9,355	10,328
Long-term debt, net	$321,417	$319,297
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
We incurred initial financing costs of $8,806 and additional financing costs of $7,606 related to the 2022 Loans, which includes warrants issued to certain lenders to acquire 3,130 shares of Class A common stock that had a fair value of $2,639 at issuance. The financing costs are being amortized to interest expense over the term of 2021 Credit Facility using the straight-line method which approximates the interest rate method. The 2022 Loans were funded by a combination of new and existing lenders. Borrowings from the existing lenders were accounted for as a modification of existing debt, with the exception of one lender that was considered an extinguishment. We recognized a loss on extinguishment of $2,180 as a component of interest expense during the second quarter of 2022, which was comprised of the write-off of $337 related to the lender’s initial term loan and $1,843 related to the lender’s new loan, which included the estimated fair value of the warrants issued to the lender.

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
The Company is required to comply with two financial covenants under the 2021 Credit Agreement. The Company may not permit its liquidity (defined as unrestricted cash and cash equivalents pledged under the 2021 Credit Facility plus any future revolving credit availability) to be below $20,000 as of the last day of any fiscal quarter. Additionally, the Company may not permit the ratio of Consolidated EBITDA (as defined in the 2021 Credit Agreement) to consolidated cash interest expense for any period of four consecutive fiscal quarters to be less than 2.50:1.00. The Company has a customary equity cure right for each of these financial covenants. The Company is in compliance with these covenants as of March 31, 2023.
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
(2)Sellers’ Notes consist of amounts owed for acquisitions or other purchases. During the three months ended March 31, 2023, we repaid $8,000 to the former owners of one entity that we previously acquired, which is included in “Current portion of debt, net” on the unaudited Condensed Consolidated Balance Sheet at December 31, 2022. Additionally, as further described in Note 4, “Acquisitions,” a total of $8,100 of sellers’ notes related to the acquisition of two additional licenses in Illinois is included in “Long-term debt, net” at each of March 31, 2023 and December 31, 2022, and $8,694 and $8,366, respectively, related to the OPA acquisition are included in Long-term debt, net at March 31, 2023 and December 31, 2022. The $11,000 OPA sellers’ note was recorded net of a discount of $3,010 that was calculated utilizing the Company’s estimated incremental borrowing rate based on the anticipated close date and is being accreted to interest expense over the expected term.
Additionally, as of March 31, 2023 and December 31, 2022, $2,355 and $3,140, respectively, remains due under the purchase of a previous non-controlling interest and are included in “Current portion of debt, net” on the unaudited Condensed Consolidated Balance Sheet at each date.
(3)In December 2022, the Company received $19,364 pursuant to a financing agreement with a third-party lender (the “Financing Agreement”), which is included in “Long-term debt, net” at March 31, 2023 and December 31, 2022. The Company assigned to the lender its interests in an employee retention tax credit claim (the “ERTC Claim”) that it submitted in November 2022 for approximately $22,800. If the Company does not receive the ERTC Claim, in whole or in part, the Company is required to repay the related portion of the funds received plus interest of 10% accrued from the date of the Financing Agreement through the repayment date. The Financing Agreement does not have a stated maturity date and the discount is being accreted to interest expense over an expected term. The Company’s obligations under the Financing Agreement will be satisfied upon receipt of the ERTC Claim or other full repayment. The Company determined the ERTC Claim did not meet the criteria to record as a receivable as of March 31, 2023 because of the uncertain nature of the ERTC Claim.
(4)Finance liabilities related to failed sale leaseback transactions. See Note 10, “Leases,” for additional information.
(5)Liabilities related to finance leases. See Note 10, “Leases,” for additional information.
Debt Maturities
During the three months ended March 31, 2023, we repaid $8,000 of sellers’ notes related to one previous acquisition and $786 of sellers’ notes related to the former owners of a previous non-controlling interest.
At March 31, 2023, the following cash payments are required under our debt arrangements:

(in thousands)	Remainder of 2023	2024	2025	Total
Sellers’ notes(1)	$2,357	$8,100	$11,000	$21,457
Term note maturities	—	—	275,000	275,000
(1)Certain cash payments include an interest accretion component. The timing of certain payments may vary based on regulatory approval of the underlying transactions.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

Interest Expense
Interest expense during the three months ended March 31, 2023 and 2022 consisted of the following:

	Three Months Ended March 31,
(in thousands)	2023	2022
Cash interest	$6,450	$4,943
Accretion	1,919	573
Interest on financing liabilities(1)	570	515
Interest on finance leases	36	—
Total	$8,975	$6,031
(1)Interest on financing liability related to failed sale leaseback transactions. See Note 10, “Leases,” for additional details.
12. STOCKHOLDERS’ EQUITY
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
The following table summarizes the total shares of Class A common stock and Class B common stock outstanding as of March 31, 2023 and December 31, 2022:

(in thousands)	March 31, 2023	December 31, 2022
Shares of Class A common stock	189,501	187,999
Shares of Class B common stock	65	65
Total	189,566	188,064

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

Warrants
The following table summarizes the warrants activity during the three months ended March 31, 2023:

	Number of Warrants (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Exercise Period (years)	Aggregate Intrinsic Value (in thousands)(1)
Outstanding, December 31, 2022	5,740	$3.46	2.7	$—
Outstanding, March 31, 2023(2)	5,740	$3.46	2.5	$—
(1)Based on the amount by which the closing market price of our Class A common stock exceeds the exercise price on each date indicated.
(2)The warrants outstanding as of March 31, 2023 are equity-classified instruments, are subject to customary anti-dilution adjustments, and are stand-alone instruments. The fair value per warrant is calculated at issuance using a Black-Scholes model and ranged from $0.02 to $0.84. Significant assumptions used in the calculations included volatility ranging from 70.0% to 108.4% and risk-free rates ranging from 0.17% to 4.20%. No warrants were exercised during the three months ended March 31, 2023.
13. EQUITY-BASED COMPENSATION EXPENSE
Equity Incentive Plans
The Company adopted an incentive plan in November 2020 (the “2020 Plan”) which authorized the issuance of incentive common unit options and restricted common units (collectively, “Awards”). The maximum number of Awards to be issued under the 2020 Plan is 10,031 and any Awards that expire or are forfeited may be re-issued. A total of 9,994 Awards had been issued under the plan as of March 31, 2023. The Awards generally vest over two or three years. The estimated fair value of the Awards at issuance is recognized as compensation expense over the related vesting period.
The following table summarizes the restricted common shares activity during the three months ended March 31, 2023:

(in thousands)	Restricted Common Shares
Unvested, December 31, 2022	617
Vested	(492)
Unvested, March 31, 2023	125
As of March 31, 2023, total unrecognized compensation cost related to the restricted common shares was $17, which is expected to be recognized over a weighted-average remaining period of 0.5 years.
In July 2021, the Company adopted a new stock incentive plan (the “2021 Plan”), pursuant to which 17,000 shares of Class A common stock are reserved for issuance thereunder, subject to certain adjustments and other terms. Following the adoption of the 2021 Plan, no additional awards are expected to be issued under the 2020 Plan. The 2021 Plan authorized the issuance of stock options, stock appreciation rights (“SAR Awards”), restricted stock awards (“RSAs”), restricted stock units (“RSUs”), and other stock-based awards (collectively the “2021 Plan Awards”). Any 2021 Plan Awards that expire or are forfeited may be re-issued. The estimated fair value of the 2021 Plan Awards at issuance is recognized as compensation expense over the related vesting, exercise, or service periods, as applicable. As of March 31, 2023, there were 4,242 shares of Class A common stock available for grant for future equity-based compensation awards under the 2021 Plan. Activity related to awards issued under the 2021 Plan is further described below. As of March 31, 2023, no SAR Awards and no RSAs have been granted under the 2021 Plan.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

On March 9, 2023, the Company’s board of directors unanimously approved, subject to stockholder approval, an amendment to the 2021 Plan (the “Amendment”) to increase the maximum number of shares of Class A common stock available for issuance under the 2021 Plan to an amount not to exceed 10% of the total number of issued and outstanding shares of Class A common stock, on a non-diluted basis, as constituted on the grant date of an award pursuant to the 2021 Plan. On May 5, 2023, the stockholders of the Company voted to approve the Amendment.
Stock Options
The following table summarizes stock option activity during the three months ended March 31, 2023:

	Options Outstanding
(in thousands, except per share amounts)	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value(1)
Outstanding, December 31, 2022	2,042	$3.29	4.4	$—
Forfeited	(109)	$3.36
Outstanding, March 31, 2023	1,933	$3.29	4.2	$—
Exercisable at March 31, 2023	261	$4.10	4.1	$—
(1)Based on the amount by which the closing market price of our Class A common stock exceeds the exercise price on each date indicated.
No options were exercised and no options were granted during the three months ended March 31, 2023. Total unrecognized stock-based compensation expense related to unvested options was $2,441 as of March 31, 2023, which is expected to be recognized over a weighted-average remaining period of 3.1 years.
Restricted Stock Units
The following table summarizes the RSU activity during the three months ended March 31, 2023:

	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value per Share
Unvested, December 31, 2022	6,462	$7.62
Granted	2,486	1.28
Vested(1)	(1,531)	8.49
Forfeited	(239)	5.04
Unvested, March 31, 2023	7,178	$5.33
(1)Includes 521 vested shares that were withheld to cover tax obligations and were subsequently cancelled.
As of March 31, 2023, total unrecognized compensation cost related to the RSUs was $35,939, which is expected to be recognized over a weighted-average remaining period of 2.1 years.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

Compensation Expense by Type of Award
The following table details the equity-based compensation expense by type of award for the periods presented:

	Three Months Ended March 31,
(in thousands)	2023	2022
RSUs	$4,328	$5,533
Stock Options	177	27
Restricted Common Shares	50	155
Total equity-based compensation expense	$4,555	$5,715
Of the total equity-based compensation expense, $1,600 and $3,211 was capitalized to inventory during the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023 and December 31, 2022, $2,086 and $536, respectively, remains capitalized in inventory. During the three months ended March 31, 2023 and 2022, we recognized $2,955 and $2,504, respectively, within “General and administrative expenses” on the unaudited Condensed Consolidated Statements of Operations and we recognized $50 and $3,995, respectively, within “Cost of goods sold.”
Employee Stock Purchase Plan
In July 2021, the Company also adopted an employee stock purchase plan (the “2021 ESPP”), pursuant to which 4,000 shares of Class A common stock are reserved for issuance thereunder, subject to certain adjustments and other terms. No shares have been issued under the 2021 ESPP as of March 31, 2023.
14. INCOME TAXES

	Three Months Ended March 31,
($ in thousands)	2023	2022
Loss before income taxes	$(8,455)	$(20,708)
Income tax expense	10,017	7,107
Effective tax rate	(118.5)%	(34.3)%

Gross profit	$35,704	$23,447
Effective tax rate on gross profit	28.1%	30.3%
Since the Company operates in the cannabis industry, it is subject to the limitations of Internal Revenue Code (“IRC”) Section 280E, which prohibits businesses engaged in the trafficking of Schedule I or Schedule II controlled substances from deducting ordinary and necessary business expenses from gross profit. Cannabis businesses operating in states that align their tax codes with IRC Section 280E are also unable to deduct ordinary and necessary business expenses for state tax purposes. Ordinary and necessary business expenses deemed non-deductible under IRC Section 280E are treated as permanent book-to-tax differences. Therefore, the effective tax rate can be highly variable and may not necessarily correlate with pre-tax income or loss. As such, the effective tax rate for the three months ended March 31, 2023 varies from the effective tax rate for the three months ended March 31, 2022 due to the tax-effected change in nondeductible expenses under IRC Section 280E as a proportion of pre-tax loss during the period.

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
Legal and Other Matters
The Company’s operations are subject to a variety of local and state regulations. Failure to comply with one or more of those regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company ceasing operations. While management believes that the Company is in compliance with applicable local and state regulations as of March 31, 2023 in all material respects, cannabis regulations continue to evolve and are subject to differing interpretations, and accordingly, the Company may be subject to regulatory fines, penalties, or restrictions in the future.
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
The Company may be, from time to time, subject to various administrative, regulatory, and other legal proceedings arising in the ordinary course of business. Contingent liabilities associated with legal proceedings are recorded when a liability is probable and the contingent liability can be estimated. We do not accrue for contingent losses that, in our judgment, are considered to be reasonably possible but not probable. At March 31, 2023 there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on our consolidated results of operations, other than as disclosed below.
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
Following receipt of such notice, on January 13, 2022, the Company filed a complaint against MedMen and others in the Commercial Division of the Supreme Court of the State of New York (the “Court”), requesting specific performance that the transactions contemplated by the Investment Agreement must move forward, and such other relief as the Court may deem appropriate. The Company simultaneously moved for a temporary restraining order and preliminary injunction (the “Motion”) requiring MedMen to operate its New York business in the ordinary course of business and to refrain from any activities or transactions that might impair, encumber, or dissipate MedMen’s New York assets. The parties resolved the Motion via a “Stipulation and Order” entered by the Court on January 21, 2022 that requires that MMNY operate only in compliance with the law and in a manner consistent with its ordinary course of business that preserves all assets of MMNY. It further requires MMNY to not take certain actions, including any actions that would have a material adverse effect on MedMen’s NY business. On March 27, 2023, the parties entered a further stipulation that would modify the January 21, 2022 Stipulation and Order, but that modification has not been approved by the Court. Accordingly, the Stipulation and Order remains in place until trial. The Stipulation and Order also set an initial schedule for the litigation.
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
The amended transaction terms contemplated in the Term Sheet also would have required MedMen to provide a representation and warranty that the status of the MMNY assets has not materially changed since December 31, 2021 and an acknowledgement that the representations and warranties from the Investment Agreement will survive for three months after the closing of the contemplated transactions. After the Company determined that MedMen cannot make or provide the representations and warranties MedMen would have been required to make as part of the contemplated transactions, the Company determined that it no longer intends to consummate the contemplated transactions.

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
Following the Company’s decision to no longer consummate the contemplated transactions, during the third quarter of 2022, the Company expensed a total of $1,704 of capitalized costs, primarily consisting of capital expenditures or deposits that were incurred for certain locations. Additionally, during the fourth quarter of 2022, the Company established an estimated reserve of $3,700 related to the remaining amounts that it is actively pursuing collecting. The Company determined that the estimated reserve remained adequate as of March 31, 2023 and is included within “Other current assets” on the unaudited Condensed Consolidated Balance Sheets at March 31, 2023 and December 31, 2022.
16. RELATED PARTY TRANSACTIONS
There were no significant related party transactions during the three months ended March 31, 2023, other than as disclosed in Note 6, “Notes Receivable.”

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

17. SUPPLEMENTAL INFORMATION
The following table presents supplemental information regarding our other current assets:

(in thousands)	March 31, 2023	December 31, 2022
Deposits and other receivables	$3,232	$3,170
Prepaid expenses	2,937	4,765
Tenant improvement allowance	1,965	500
Construction deposits	538	863
Other	251	243
Total	$8,923	$9,541
The following table presents supplemental information regarding our accounts payable and accrued liabilities:

(in thousands)	March 31, 2023	December 31, 2022
Accounts payable	$20,940	$17,065
Acquisition-related liabilities	15,471	15,943
Accrued payroll and related expenses	4,367	7,549
Fixed asset purchases	4,015	6,777
Accrued interest	—	1,100
Other	8,203	8,161
Total	$52,996	$56,595
The following table presents supplemental information regarding our general and administrative expenses:

	Three Months Ended March 31,
(in thousands)	2023	2022
Compensation	$16,488	$14,500
Depreciation and amortization	7,392	2,732
Rent and utilities	4,511	5,986
Professional services	3,372	5,864
Insurance	1,419	1,339
Marketing	1,014	675
(Gain) loss on sale of assets	(442)	818
Other	1,695	1,313
Total	$35,449	$33,227

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
Acquisition
On April 27, 2023, the Company acquired 100% of the membership interests of certain entities related to Devi Holdings, Inc. (“Devi”), pursuant to a definitive agreement that was entered into on January 25, 2023 (the “Maryland Agreement”). Through the Maryland Agreement, the Company acquired the four licensed medical cannabis dispensaries that Devi owned and operated in Maryland. Total consideration at closing consisted of cash consideration of $12,000, subject to customary closing conditions and working capital adjustments, and 5,185 shares of Class A common stock with an estimated fair value of $4,770. The Company anticipates accounting for this transaction as a business combination and is in the process of completing the preliminary purchase price allocation of the net assets acquired.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following management discussion and analysis, which we refer to as the “MD&A,” of the financial condition and results of operations of Ascend Wellness Holdings, Inc. (the “Company,” “AWH,” or “Ascend”) is for the three months ended March 31, 2023 and 2022. It is supplemental to, and should be read in conjunction with, the unaudited condensed consolidated financial statements, and the accompanying notes thereto, (the “Financial Statements”) appearing elsewhere in this Quarterly Report on Form 10-Q (the “Quarterly Report” or “Form 10-Q”) and our Annual Report on Form 10-K for the year ended December 31, 2022 (the “Annual Report”), which has been filed with the United States Securities and Exchange Commission (“SEC”) and with the relevant Canadian securities regulatory authorities under its profile on the System for Electronic Document Analysis and Retrieval (“SEDAR”). The Financial Statements and Annual Report were prepared in accordance with accounting principles generally accepted in the United States of America, which we refer to as “GAAP.”
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

Since our formation, we have expanded our operational footprint, primarily through acquisitions, and, as of March 31, 2023, had direct or indirect operations or financial interests in six United States geographic markets: Illinois, Michigan, Ohio, Massachusetts, New Jersey, and Pennsylvania. In April 2023, we closed on a definitive agreement that expanded our operations into the state of Maryland and represents our seventh United States geographic market. While we have been successful in opening facilities and dispensaries, we expect continued growth to be driven by opening new operational facilities and dispensaries under our current licenses, expansion of our current facilities, and increased consumer demand. We currently employ approximately 2,000 people.
Our consumer products portfolio is generated primarily from plant material that we grow and process ourselves. As of March 31, 2023, we produce our consumer packaged goods in six manufacturing facilities with 245,000 square feet of current operational canopy and total current capacity of approximately 123,000 pounds annually. As of March 31, 2023, our product portfolio consists of 554 stock keeping units (“SKUs”), across a range of cannabis product categories, including flower, pre-rolls, concentrates, vapes, edibles, and other cannabis-related products. As of March 31, 2023, we have 26 open and operating retail locations and opened one additional location in April 2023. We expect to have 39 retail locations by mid-2024, which includes the four dispensaries that we acquired in Maryland in April 2023. Our new store opening plans are flexible and will ultimately depend on market conditions, local licensing, construction, and other regulatory permissions. All of our expansion plans are subject to capital allocations decisions, the evolving regulatory environment, and the COVID-19 pandemic.
Recent Developments
Business Developments
AWH continues to further develop its business and operations, including:
•continuing the build out of our Pennsylvania cultivation facility, which had its first harvest at the end of March;
•opening dispensaries in New Bedford, Massachusetts and Grand Rapids, Michigan, and, subsequently, in Tinley Park, Illinois; and
•subsequently acquiring four licensed medical cannabis dispensaries in Maryland, as further described below.
Recent and Pending Transactions
Maryland
On April 27, 2023, the Company acquired 100% of the membership interests of certain entities related to Devi Holdings, Inc. (“Devi”), pursuant to a definitive agreement that was entered into on January 25, 2023 (the “Maryland Agreement”). Through the Maryland Agreement, the Company acquired the four licensed medical cannabis dispensaries that Devi owned and operated in Maryland. Total consideration at closing consisted of cash consideration of $12,000, subject to customary closing conditions and working capital adjustments, and 5,185 shares of Class A common stock with an estimated fair value of $4,770. The Company anticipates accounting for this transaction as a business combination.
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
The total estimated fair value of the transaction consideration was determined to be $24,132 and consists of the fair value of the cash consideration of $19,290 plus the initial estimated fair value of the contingent consideration of $4,842. Of the total cash consideration, $11,300 was funded at signing pursuant to note agreements. The $11,000 payment that is due at final closing was recorded net of a discount of $3,010 based on the estimated payment date utilizing the Company’s incremental borrowing rate. This discounted payment is included within “Long-term debt, net” on the unaudited Condensed Consolidated Balance Sheet in the Financial Statements at March 31, 2023; refer to Note 11, “Debt,” in the Financial Statements for additional information. The estimated fair value of the contingent consideration is included within “Other non-current liabilities” on the unaudited Condensed Consolidated Balance Sheets in the Financial Statements at March 31, 2023 and December 31, 2022.
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
One transaction was entered on August 11, 2022 for total cash consideration of $5,500. The Company accounted for this transaction as an asset acquisition and allocated the cash consideration as the cost of the license acquired. Of the total cash consideration, $3,000 was paid at signing and $2,500 is due at final closing and is included as a sellers’ note within “Current portion of debt, net” on the unaudited Condensed Consolidated Balance Sheet in the Financial Statements at March 31, 2023; refer to Note 11, “Debt,” in the Financial Statements for additional information.
The second transaction was entered on August 12, 2022 for total cash consideration of $5,600. The Company accounted for this transaction as an asset acquisition and allocated the cash consideration as the cost of the license acquired. The consideration will be paid at final closing and is included as a sellers’ note within “Current portion of debt, net” on the unaudited Condensed Consolidated Balance Sheet in the Financial Statements at March 31, 2023.
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
Key Financial Highlights
•Revenue increased by $29,086, or 34%, during Q1 2023, as compared to Q1 2022, primarily driven by incremental revenue from new site openings and growth from our existing business.
•Operating profit of $255 during Q1 2023, as compared to an operating loss of $14,780 in Q1 2022, primarily driven by improved gross profit margin and the absence of a litigation settlement charge.
•Net decrease in cash and cash equivalents of $850 during the three months ended March 31, 2023, primarily driven by net cash used in investing activities, including payments related to prior year acquisitions, offset by timing of payments related to working capital and operating activities.

RESULTS OF OPERATIONS
Three Months Ended March 31, 2023 Compared with the Three Months Ended March 31, 2022

	Three Months Ended March 31,
($ in thousands)	2023	2022	Increase / (Decrease)
Revenue, net	$114,176	$85,090	$29,086	34%
Cost of goods sold	(78,472)	(61,643)	16,829	27%
Gross profit	35,704	23,447	12,257	52%
Gross profit %	31.3%	27.6%
Operating expenses
General and administrative expenses	35,449	33,227	2,222	7%
Settlement expense	—	5,000	(5,000)	NM*
Total operating expenses	35,449	38,227	(2,778)	(7)%
Operating profit (loss)	255	(14,780)	15,035	102%

Other (expense) income
Interest expense	(8,975)	(6,031)	2,944	49%
Other, net	265	103	162	157%
Total other expense	(8,710)	(5,928)	2,782	47%
Loss before income taxes	(8,455)	(20,708)	(12,253)	(59)%
Income tax expense	(10,017)	(7,107)	2,910	41%
Net loss	$(18,472)	$(27,815)	$(9,343)	(34)%
*Not meaningful
Revenue
Revenue increased by $29,086, or 34%, during the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. Our revenue growth was primarily driven by $8,506 of incremental related to new dispensaries that opened during 2022 and 2023 and an increase of $7,798 across our legacy locations, which includes a benefit from the commencement of adult-use sales at our New Jersey dispensaries that began in 2022. Additionally, we recognized $3,408 of incremental revenue from acquisitions, which includes $257 related to the Marichron acquisition that occurred in late 2022. The current period also benefited from a $9,374 increase in net revenue related to our wholesale operations, primarily driven by an increase in wholesale volume sold, particularly in New Jersey, but partially offset by pricing pressure across the markets in which we operate. As of March 31, 2023, we had 554 SKUs for our cultivation products, compared to 285 SKUs as of March 31, 2022.
Cost of Goods Sold and Gross Profit
Cost of goods sold increased by $16,829, or 27%, during the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. Cost of goods sold represents direct and indirect expenses attributable to the production of wholesale products as well as direct expenses incurred in purchasing products from other wholesalers. Gross profit for the three months ended March 31, 2023 was $35,704, representing a gross margin of 31.3%, compared to gross profit of $23,447 and gross margin of 27.6% for the three months ended March 31, 2022. The increase in gross margin was primarily driven by improved utilization and production at our Massachusetts and New Jersey cultivation facilities due to increased production, partially offset by pricing pressure and lower margins from our outlet stores. Additionally, the current period included $3,942 of write-downs of certain inventory items primarily within our Michigan and Massachusetts businesses, compared with total write-downs of $2,204 in the prior period.

General and Administrative Expenses
General and administrative expenses increased by $2,222, or 7%, during the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. The increase was primarily driven by:
•a $4,660 increase in depreciation and amortization expense due to $3,854 of incremental amortization of licenses driven by prior year acquisitions and $806 of incremental depreciation expense due to a larger average balance of fixed assets in service; and
•a $1,988 increase in compensation expense, including $451 higher equity-based compensation expense.
These increases were partially offset by:
•$2,492 lower fees related to professional services and external support, driven by lower legal expenses; and
•$1,475 lower overhead due to improved utilization at our cultivation facilities.
Settlement Expense
During 2022, we recognized an expense of $5,000 related to the settlement of a stockholder dispute.
Interest Expense
Interest expense increased by $2,944, or 49%, during the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. The increase was primarily driven by higher cash interest expense associated with additional borrowings under our credit facility. During the three months ended March 31, 2023, the Company had a weighted-average outstanding debt balance of $335,104 with a weighted-average interest rate of 9.9%, excluding finance leases, compared to a weighted-average debt balance of $241,649 during the three months ended March 31, 2022 with a weighted-average interest rate of 9.6%.
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
The statutory federal tax rate was 21% during both periods. During the three months ended March 31, 2023 the Company had operations in six U.S. geographic markets: Illinois, Michigan, Ohio, Massachusetts, New Jersey, and Pennsylvania, which have state tax rates ranging from 6% to 11.5%. Certain states, including Michigan, do not align with IRC Section 280E for state tax purposes and permit the deduction of ordinary and necessary business expenses from gross profit in the calculation of state taxable income. There have been no material changes to income tax matters in connection with the normal course of our operations during the current year.
Income tax expense was $10,017, or 28.1%, of gross profit, during the three months ended March 31, 2023, as compared to $7,107, or 30.3%, of gross profit, during the three months ended March 31, 2022. The effective tax rate on gross profit for the three months ended March 31, 2023 benefited from an incremental impact attributable to the tax accounting treatment of certain acquired intangible assets, partially offset by relatively higher penalties and interest due on federal tax payments in the current year as compared to the prior year.

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
The following table presents Adjusted Gross Profit for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
($ in thousands)	2023	2022
Gross Profit	$35,704	$23,447
Depreciation and amortization included in cost of goods sold	6,327	2,943
Equity-based compensation included in cost of goods sold	50	3,995
Start-up costs included in cost of goods sold(1)	1,570	3,923
Non-cash inventory adjustments(2)	3,942	2,204
Adjusted Gross Profit	$47,593	$36,512
Adjusted Gross Margin	41.7%	42.9%
(1)Incremental expenses associated with the expansion of activities at our cultivation facilities that are not yet operating at scale, including excess overhead expenses resulting from delays in regulatory approvals at certain cultivation facilities.
(2)Consists of write-offs of expired products, obsolete packaging, and net realizable value adjustments related to certain inventory items in Michigan and Massachusetts.

The following table presents Adjusted EBITDA for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
($ in thousands)	2023	2022
Net loss	$(18,472)	$(27,815)
Income tax expense	10,017	7,107
Other (income) expense	(265)	(103)
Interest expense	8,975	6,031
Depreciation and amortization	13,719	5,675
Non-cash inventory adjustments(1)	3,942	2,204
Equity-based compensation	3,005	6,499
Start-up costs(2)	2,527	4,760
Transaction-related and other non-recurring expenses(4)	302	6,194
(Gain) loss on sale of assets	(442)	818
Litigation settlement	—	5,000
Adjusted EBITDA	$23,308	$16,370
Adjusted EBITDA Margin	20.4%	19.2%
(1)Consists of write-offs of expired products, obsolete packaging, and net realizable value adjustments related to certain inventory items in Michigan and Massachusetts.
(2)One-time costs associated with acquiring real estate, obtaining licenses and permits, and other costs incurred before commencement of operations at certain locations, as well as incremental expenses associated with the expansion of activities at our cultivation facilities that are not yet operating at scale, including excess overhead expenses resulting from delays in regulatory approvals at certain cultivation facilities. The 2023 amount also includes a $491 fair value adjustment related to the OPA acquisition earn-out.
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
As of March 31, 2023 and December 31, 2022, we had total current liabilities of $109,812 and $110,949, respectively, and total current assets of $204,208 and $198,743, respectively, which includes cash and cash equivalents of $73,296 and $74,146, respectively, to meet our current obligations. As of March 31, 2023, we had working capital of $94,396, compared to $87,794 as of December 31, 2022.
Approximately 94% and 90% of our cash and cash equivalents balance as of March 31, 2023 and December 31, 2022, respectively, is on deposit with banks, credit unions, or other financial institutions. We have not experienced any material impacts related to banking restrictions applicable to cannabis businesses. Our cash and cash equivalents balance is not restricted for use by variable interest entities.
As reflected in the Financial Statements, we had an accumulated deficit as of March 31, 2023 and December 31, 2022, as well as a net loss for the three months ended March 31, 2023 and 2022, which are indicators that raise substantial doubt of our ability to continue as a going concern. Management believes that substantial doubt of our ability to continue as a going concern for at least one year from the issuance of our Financial Statements has been alleviated due to: (i) cash on hand and (ii) continued growth of sales from our consolidated operations. Management plans to continue to access capital markets for additional funding through debt and/or equity financings to supplement future cash needs, as may be required. However, management cannot provide any assurances that the Company will be successful in accomplishing its business plans. If we are unable to raise additional capital on favorable terms, if at all, whenever necessary, we may be forced to decelerate or curtail certain of our operations until such time as additional capital becomes available.
Credit Facility
In August 2021, we entered into a credit facility (the “2021 Credit Facility”) which provided for an initial term loan of $210,000. We had the ability to request an increase in the 2021 Credit Facility up to $275,000 if the existing lenders (or other lenders) agreed to provide such additional term loans. During the second quarter of 2022, we borrowed an additional $65,000 of incremental term loans through this expansion feature (the “2022 Loans”) for total borrowings of $275,000 outstanding as of March 31, 2023. The 2021 Credit Facility matures on August 27, 2025 and does not require scheduled principal amortization payments. Borrowings under the 2021 Credit Facility bear interest at a rate of 9.5% per annum, payable quarterly. The initial proceeds from the 2021 Credit Facility were used, in part, to prepay certain then-outstanding debt obligations and, together with the 2022 Loans, fund working capital and general corporate matters, including, but not limited to, growth investments, acquisitions, capital expenditures, and other strategic initiatives.
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
We are required to comply with two financial covenants under the 2021 Credit Agreement. Liquidity (defined as unrestricted cash and cash equivalents pledged under the 2021 Credit Facility plus any future revolving credit availability) may not be below $20,000 as of the last day of any fiscal quarter, and we may not permit the ratio of Consolidated EBITDA (as defined in the 2021 Credit Agreement) to consolidated cash interest expense for any period of four consecutive fiscal quarters to be less than 2.50:1.00. The Company has a customary equity cure right for each of these financial covenants. The Company is in compliance with these covenants as of March 31, 2023. Refer to Note 11, “Debt,” in the Financial Statements for additional information.
Financing Agreement
In December 2022, we received $19,364 pursuant to a financing agreement with a third-party lender (the “Financing Agreement”), which is included in “Long-term debt, net” in the Financial Statements at March 31, 2023. The Company assigned to the lender its interests in an employee retention tax credit claim (the “ERTC Claim”) that it submitted in November 2022 for approximately $22,800. If the Company does not receive the ERTC Claim, in whole or in part, the Company is required to repay the related portion of the funds received plus interest of 10% accrued from the date of the Financing Agreement through the repayment date. The Financing Agreement does not have a stated maturity date and the discount is being accreted to interest expense over an expected term. The Company’s obligations under the Financing Agreement will be satisfied upon receipt of the ERTC Claim or other full repayment. The Company determined the ERTC Claim did not meet the criteria to record as a receivable as of March 31, 2023 because of the uncertain nature of the ERTC Claim. Refer to Note 11, “Debt,” in the Financial Statements for additional information.
Cash Flows

	Three Months Ended March 31,
(in thousands)	2023	2022
Net cash provided by (used in) operating activities	$5,778	$(10,245)
Net cash used in investing activities	(5,679)	(622)
Net cash used in financing activities	(949)	(817)
Operating Activities
Net cash provided by operating activities was $5,778 during the three months ended March 31, 2023, as compared to net cash used in operating activities of $10,245 during the three months ended March 31, 2022, primarily driven by the timing of payments to suppliers and vendors and other working capital payments, as well as the timing and amount of income tax payments.
Investing Activities
Net cash used in investing activities increased by $5,057 during the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. The increase was primarily due to the absence of proceeds from the sale of assets that occurred in the prior year, partially offset by lower payments associated with acquisitions and a benefit from reimbursements under tenant improvement allowances related to leasehold improvement expenditures.

Financing Activities
Net cash used in financing activities increased by $132 during the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. The slight increase was primarily due to higher payments for taxes withheld under equity-based compensation plans and repayments associated with finance leases.
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
The following table summarizes the Company’s material future contractual obligations as of March 31, 2023:

(in thousands)	Commitments Due by Period
Contractual Obligations	Total	Remainder of 2023	2024 - 2025	2026 - 2027	Thereafter
Term notes(1)	$275,000	$—	$275,000	$—	$—
Fixed interest related to term notes(2)	62,915	19,683	43,232	—	—
Sellers’ Notes(3)	21,457	2,357	19,100	—	—
Finance arrangements(4)	21,431	1,738	4,941	5,275	9,477
Operating leases(5)	664,869	27,180	75,297	78,744	483,648
Finance leases(5)	1,493	321	856	316	—
Other commitments(6)	15,471	—	15,471	—	—
Total	$1,062,636	$51,279	$433,897	$84,335	$493,125
(1)Principal payments due under our term notes payable. Refer to Note 11, “Debt,” in the Financial Statements for additional information.
(2)Represents fixed interest rate payments on borrowings under the 2021 Credit Facility based on the principal outstanding at March 31, 2023. Interest payments could fluctuate based on prepayments or additional amounts borrowed.
(3)Consists of amounts owed for acquisitions or other purchases. Certain cash payments include an interest accretion component, and the timing of certain payments may vary based on regulatory approval. Refer to Note 11, “Debt,” in the Financial Statements for additional information. This amount excludes the potential earn-out payment related to the OPA acquisition that has an estimated fair value of $5,567 at March 31, 2023 and is dependent upon the commencement of adult-use cannabis sales in Ohio. Refer to Note 4, “Acquisitions,” in the Financial Statements for additional information.
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
(6)Related to the Story of PA acquisition. Refer to Note 4, “Acquisitions,” in the Financial Statements for additional information. We expect to fund up to an additional total of $10,000 under the research collaboration agreement over the ten years following the agreement date. Since the timing of the payments may vary, this amount has been excluded from the table above.
As of the date of this filing, we do not have any off-balance sheet arrangements, as defined by applicable regulations of the United States Securities and Exchange Commission, that have, or are reasonably likely to have, a current or future effect on the results of our operations or financial condition, including, and without limitation, such considerations as liquidity and capital resources.

Capital Expenditures
We anticipate capital expenditures, net of tenant improvement allowances, of approximately $25,000 during the remainder of 2023, including expenditures related to the Maryland transaction. Changes to this estimate could result from the timing of various project start dates, which are subject to local and regulatory approvals. Spending at our cultivation and processing facilities includes: construction; purchase of capital equipment such as extraction equipment, heating, ventilation, and air conditioning equipment, and other manufacturing equipment; general maintenance; and information technology capital expenditures. Dispensary-related capital expenditures includes construction costs for the initial build-out of each location, general maintenance costs, and upgrades to existing locations.
During the remainder of 2023, we expect to complete the second phase of expansion at our New Jersey cultivation facility, the initial build out of our Pennsylvania cultivation facility, and complete certain expansion projects at our Illinois and Massachusetts cultivation facilities. We also anticipate building out the three dispensaries in Ohio related to the OPA transaction, up to four additional dispensaries in Pennsylvania, and two additional dispensaries in each of Illinois and Michigan. Additionally, we anticipate certain general maintenance activities across our cultivation facilities and dispensary locations. Management expects to fund capital expenditures by utilizing cash flows from operations and reimbursements under tenant improvement allowances from sale leaseback transactions.
As of March 31, 2023, our construction in progress (“CIP”) balance was $11,050 and relates to capital spending on projects that were not yet complete. This balance includes amounts related to: the expansion of our New Jersey cultivation facility; certain projects at our Illinois cultivation facility; the build out of the Tinley Park dispensary that opened in April 2023; the build out of dispensaries in Ohio; and other projects across our dispensaries and cultivation facilities.
Other Matters
Equity Incentive Plans
As of March 31, 2023, a total of 9,994 restricted common shares had been issued under the equity incentive plan approved in 2020 (the “2020 Plan”), of which 125 were unvested as of March 31, 2023. Total unrecognized compensation cost related to the restricted common shares was $17 as of March 31, 2023, which is expected to be recognized over a weighted-average remaining period of 0.5 years.
In July 2021, the Company adopted a new stock incentive plan (the “2021 Plan”), pursuant to which 17,000 shares of Class A common stock are reserved for issuance thereunder, subject to certain adjustments and other terms. Following the adoption of the 2021 Plan, no additional awards are expected to be issued under the 2020 Plan. The 2021 Plan authorized the issuance of options, stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”), and other stock-based awards (collectively the “2021 Plan Awards”). As of March 31, 2023, there were 4,242 shares of Class A common stock available for grant for future equity-based compensation awards under the 2021 Plan.
During the three months ended March 31, 2023, the Company granted a total of 2,486 RSUs under the 2021 Plan. As of March 31, 2023, a total of 14,438 RSUs have been granted under the 2021 Plan, of which 7,178 are unvested as of March 31, 2023. Total unrecognized compensation cost related to the RSUs was $35,939 as of March 31, 2023, which is expected to be recognized over a weighted-average remaining period of 2.1 years.
Additionally, 1,933 stock option awards are outstanding as of March 31, 2023, of which 261 of which are exercisable. No options were granted or exercised during the three months ended March 31, 2023. The outstanding options have a remaining weighted-average contractual life of 4.2 years as of March 31, 2023, and total unrecognized stock-based compensation expense related to unvested options was $2,441, which is expected to be recognized over a weighted-average remaining period of 3.1 years.

Total equity-based compensation expense was $4,555 and $5,715 during the three months ended March 31, 2023 and 2022, respectively, of which $1,600 and $3,211, respectively, was capitalized to inventory. As of March 31, 2023 and December 31, 2022, $2,086 and $536, respectively, remains capitalized in inventory. During the three months ended March 31, 2023, we recognized $2,955 within “General and administrative expenses” on the unaudited Condensed Consolidated Statements of Operations in the Financial Statements and we recognized $50 within “Cost of goods sold.” During the three months ended March 31, 2022, we recognized $2,504 within “General and administrative expenses” and we recognized $3,995 within “Cost of goods sold.” Refer to Note 13, “Equity-Based Compensation Expense,” in the Financial Statements for additional information.
In July 2021, the Company adopted an employee stock purchase plan (the “2021 ESPP”), pursuant to which 4,000 shares of Class A common stock are reserved for issuance thereunder, subject to certain adjustments and other terms. As of March 31, 2023, no shares have been issued under the 2021 ESPP.
On March 9, 2023, the Company’s board of directors unanimously approved, subject to stockholder approval, an amendment to the 2021 Plan (the “Amendment”) to increase the maximum number of shares of Class A common stock available for issuance under the 2021 Plan to an amount not to exceed 10% of the total number of issued and outstanding shares of Class A common stock, on a non-diluted basis, as constituted on the grant date of an award pursuant to the 2021 Plan. On May 5, 2023, the stockholders of the Company voted to approve the Amendment.
Lease-Related Transactions
In February 2023, we amended the lease related to our Franklin, New Jersey cultivation facility to increase the tenant improvement allowance, which resulted in increased rent amounts. We accounted for the amendment as a lease modification and remeasured the ROU asset and lease liability as of the amendment date. The modification resulted in a total additional tenant improvement allowance of $15,000, a reduction of $2,254 to the ROU asset, and an increase of $12,746 to the lease liability.
Refer to Note 10, “Leases,” in the Financial Statements for additional information regarding the Company’s leases.
COVID-19 Pandemic
We continue to evaluate and implement actions to strengthen our financial position and support the continuity of our business and operations in the face of the COVID-19 pandemic (the “Pandemic”) and other events. Although our operations have not been materially affected to date, the ultimate severity of the Pandemic and its impact on the economic environment remains uncertain. We continue to generate operating cash flows to meet our short-term liquidity needs. While the Pandemic has not had a material impact on our results of operations to date, given the uncertainties associated with the Pandemic, we are unable to estimate the future impact of the Pandemic on our business, financial condition, results of operations, and/or cash flows in future periods. We believe we have sufficient liquidity available from cash and cash equivalents on hand of $73,296 as of March 31, 2023 to enable us to meet our working capital and other operating requirements, fund growth initiatives and capital expenditures, settle our liabilities, and pay scheduled interest payments on debt.
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
Following receipt of such notice, on January 13, 2022, the Company filed a complaint against MedMen and others in the Commercial Division of the Supreme Court of the State of New York (the “Court”), requesting specific performance that the transactions contemplated by the Investment Agreement must move forward, and such other relief as the Court may deem appropriate. The Company simultaneously moved for a temporary restraining order and preliminary injunction (the “Motion”) requiring MedMen to operate its New York business in the ordinary course of business and to refrain from any activities or transactions that might impair, encumber, or dissipate MedMen’s New York assets. The parties resolved the Motion via a “Stipulation and Order” entered by the Court on January 21, 2022 that requires that MMNY operate only in compliance with the law and in a manner consistent with its ordinary course of business that preserves all assets of MMNY. It further requires MMNY to not take certain actions, including any actions that would have a material adverse effect on MedMen’s NY business. On March 27, 2023, the parties entered a further stipulation that would modify the January 21, 2022 Stipulation and Order, but that modification has not been approved by the Court. Accordingly, the Stipulation and Order remains in place until trial. The Stipulation and Order also set an initial schedule for the litigation.
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

The amended transaction terms contemplated in the Term Sheet also would have required MedMen to provide a representation and warranty that the status of the MMNY assets has not materially changed since December 31, 2021 and an acknowledgement that the representations and warranties from the Investment Agreement will survive for three months after the closing of the contemplated transactions. After the Company determined that MedMen cannot make or provide the representations and warranties MedMen would have been required to make as part of the contemplated transactions, the Company determined that it no longer intends to consummate the contemplated transactions.
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
Following the Company’s decision to no longer consummate the contemplated transactions, during the third quarter of 2022, the Company expensed a total of $1,704 of capitalized costs, primarily consisting of capital expenditures or deposits that were incurred for certain locations. Additionally, during the fourth quarter of 2022, the Company established an estimated reserve of $3,700 related to the remaining amounts that it is actively pursuing collecting. The Company determined that the estimated reserve remained adequate as of March 31, 2023 and is included within “Other current assets” on the unaudited Condensed Consolidated Balance Sheets in the Financial Statements at March 31, 2023 and December 31, 2022.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our accompanying Financial Statements are prepared in accordance with GAAP, which requires us to make certain estimates in the application of our accounting policies based on the best assumptions, judgments, and opinions of our management. The Company’s significant accounting policies are described in Note 2, “Basis of Presentation and Significant Accounting Policies,” in the Financial Statements. For a description of our critical accounting policies, see Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report. There have been no significant changes to our critical accounting policies and estimates, except as disclosed in Note 2, “Basis of Presentation and Significant Accounting Policies,” to the Financial Statements.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are exposed in varying degrees to various market risks, including changes in interest rates, prices of raw materials, and other financial instrument related risks. There have been no material changes in our market risks from those disclosed in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2022.
Liquidity Risk
Liquidity risk is the risk that we will not be able to meet our financial obligations associated with financial liabilities. We manage liquidity risk through the effective management of our capital structure. Our approach to managing liquidity is to ensure that we will have sufficient liquidity at all times to settle obligations and liabilities when due.
As reflected in the Financial Statements, the Company had an accumulated deficit as of March 31, 2023 and December 31, 2022, as well as a net loss for the three months ended March 31, 2023 and 2022, which are indicators that raise substantial doubt of our ability to continue as a going concern. Management believes that substantial doubt of our ability to continue as a going concern for at least one year from the issuance of our Financial Statements has been alleviated due to: (i) cash on hand and (ii) continued growth of sales from our consolidated operations. Management plans to continue to access capital markets for additional funding through debt and/or equity financings to supplement future cash needs, as may be required. However, management cannot provide any assurances that we will be successful in accomplishing our business plans. If we are unable to raise additional capital on favorable terms, if at all, whenever necessary, we may be forced to decelerate or curtail certain of our operations until such time as additional capital becomes available.

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
ITEM 1A. RISK FACTORS.
As of the date of this filing, there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, in response to Item 1A., “Risk Factors,” of Part I of the Annual Report.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
There have been no sales of unregistered securities during the quarter ended March 31, 2023, and from the period from April 1, 2023 to the filing date of this report, which have not been previously disclosed in a prior Current Report on Form 8-K.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
Not applicable.

ITEM 6. EXHIBITS.
(a) EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Certificate of Incorporation	S-1	333-254800	3.4	April 23, 2021
3.2	Bylaws	S-1	333-254800	3.5	April 23, 2021
4.1	Specimen Stock Certificate evidencing the shares of common stock	S-1	333-254800	4.1	April 15, 2021
4.2	Form of Registration Rights Agreement	S-1	333-254800	4.2	April 23, 2021
4.3	Form of Warrant Agreement between Ascend Wellness Holdings, Inc. and each of the several lenders, dated June 30, 2022	10-Q	333-254800	4.5	August 15, 2022
10.1†	Amendment to the Ascend Wellness Holdings, Inc. 2021 Stock Incentive Plan	8-K	333-254800	10.1	May 9, 2023
10.2†	Employment Agreement between Ascend Wellness Holdings, Inc. and John Hartmann, dated May 9, 2023	8-K	333-254800	10.2	May 9, 2023
10.3†	Amendment No. 1 to the Amended and Restated Employment Agreement between Ascend Wellness Holdings, Inc. and Francis Perullo, dated May 9, 2023	8-K	333-254800	10.3	May 9, 2023
31.1*	Certification of Periodic Report by Interim Co-Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Periodic Report by Interim Co-Principal Executive Officer and Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32‡	Certification of Interim Co-Chief Executive Officers and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Label Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Ascend Wellness Holdings, Inc.
May 10, 2023	/s/ Daniel Neville
Daniel Neville Interim Co-Chief Executive Officer (Interim Co-Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer)

May 10, 2023	/s/ Roman Nemchenko
Roman Nemchenko Executive Vice President, Chief Accounting Officer (Principal Accounting Officer)