Form 10-Q
period 2023-06-30
Ascend Wellness Holdings, Inc.
filed 2023-08-09
CIK 1756390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 7, 2023, there were 205,688,362 shares of the registrant’s Class A common stock, par value $0.001, and 65,000 shares of the registrant’s Class B common stock, par value $0.001, outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.
ASCEND WELLNESS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except per share amounts)	June 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$68,046	$74,146
Accounts receivable, net	22,121	14,101
Inventory	89,552	97,532
Notes receivable	16,713	3,423
Other current assets	16,711	9,541
Total current assets	213,143	198,743
Property and equipment, net	267,117	279,860
Operating lease right-of-use assets	130,331	108,810
Intangible assets, net	220,730	221,093
Goodwill	48,288	44,370
Other noncurrent assets	19,951	19,284
TOTAL ASSETS	$899,560	$872,160

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$59,954	$56,595
Current portion of debt, net	9,013	11,329
Operating lease liabilities, current	3,204	2,633
Income taxes payable	46,956	34,678
Other current liabilities	5,526	5,714
Total current liabilities	124,653	110,949
Long-term debt, net	300,784	319,297
Operating lease liabilities, noncurrent	260,463	229,816
Deferred tax liabilities, net	31,640	33,607
Other non-current liabilities	16,065	15,076
Total liabilities	733,605	708,745
Commitments and contingencies (Note 15)
Stockholders' Equity
Preferred stock, $0.001 par value per share; 10,000 shares authorized, none issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Class A common stock, $0.001 par value per share; 750,000 shares authorized; 204,825 and 187,999 shares issued and outstanding at June 30, 2023 and December 31, 2022	205	188
Class B common stock, $0.001 par value per share, 100 shares authorized; 65 issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Additional paid-in capital	450,529	430,375
Accumulated deficit	(284,779)	(267,148)
Total stockholders' equity	165,955	163,415
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$899,560	$872,160
The accompanying notes are an integral part of the condensed consolidated financial statements.

ASCEND WELLNESS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2023	2022	2023	2022
Revenue, net	$122,988	$97,499	$237,164	$182,589
Cost of goods sold	(94,669)	(64,531)	(173,141)	(126,174)
Gross profit	28,319	32,968	64,023	56,415
Operating expenses
General and administrative expenses	36,304	33,573	71,753	66,800
Settlement expense	—	—	—	5,000
Total operating expenses	36,304	33,573	71,753	71,800
Operating loss	(7,985)	(605)	(7,730)	(15,385)

Other income (expense)
Interest expense	(10,481)	(9,246)	(19,456)	(15,277)
Other, net	24,044	151	24,309	254
Total other income (expense)	13,563	(9,095)	4,853	(15,023)
Income (loss) before income taxes	5,578	(9,700)	(2,877)	(30,408)
Income tax expense	(4,737)	(11,472)	(14,754)	(18,579)
Net income (loss)	$841	$(21,172)	$(17,631)	$(48,987)

Net income (loss) per share attributable to Class A and Class B common stockholders — basic and diluted	$—	$(0.11)	$(0.09)	$(0.27)
Weighted-average common shares outstanding — basic and diluted	195,650	185,308	192,068	178,898

The accompanying notes are an integral part of the condensed consolidated financial statements.

ASCEND WELLNESS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Six Months Ended June 30, 2023
	Class A and Class B Common Stock
(in thousands)	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
December 31, 2022	188,064	$188	$430,375	$(267,148)	$163,415
Vesting of equity-based payment awards	2,023	2	(2)	—	—
Equity-based compensation expense	—	—	4,555	—	4,555
Taxes withheld under equity-based compensation plans, net	(521)	(1)	(536)	—	(537)
Net loss	—	—	—	(18,472)	(18,472)
March 31, 2023	189,566	$189	$434,392	$(285,620)	$148,961
Shares issued in private placement, net of offering expenses	9,859	10	6,990	—	7,000
Shares issued in acquisitions or asset purchases	5,185	5	4,765	—	4,770
Vesting of equity-based payment awards	382	1	(1)	—	—
Equity-based compensation expense	—	—	4,457	—	4,457
Taxes withheld under equity-based compensation plans, net	(102)	—	(74)	—	(74)
Net income	—	—	—	841	841
June 30, 2023	204,890	$205	$450,529	$(284,779)	$165,955

	Six Months Ended June 30, 2022
	Class A and Class B Common Stock
(in thousands)	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
December 31, 2021	171,586	$171	$362,555	$(186,249)	$176,477
Vesting of equity-based payment rewards	4,131	4	(4)	—	—
Equity-based compensation expense	—	—	14,306	—	14,306
Taxes withheld under equity-based compensation plans, net	(1,260)	(1)	(4,941)	—	(4,942)
Net loss	—	—	—	(27,815)	(27,815)
March 31, 2022	174,457	$174	$371,916	$(214,064)	$158,026
Shares issued in acquisitions or asset purchases	12,900	13	42,944	—	42,957
Vesting of equity-based payment awards	138	—	—	—	—
Equity-based compensation expense	—	—	4,170	—	4,170
Issuance of warrants	—	—	2,639	—	2,639
Net loss	—	—	—	(21,172)	(21,172)
June 30, 2022	187,495	$187	$421,669	$(235,236)	$186,620
The accompanying notes are an integral part of the condensed consolidated financial statements.

ASCEND WELLNESS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(in thousands)	2023	2022
Cash flows from operating activities
Net loss	$(17,631)	$(48,987)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	29,264	18,138
Amortization of operating lease assets	531	837
Non-cash interest expense	5,280	3,413
Equity-based compensation expense	9,012	11,630
Deferred income taxes	(4,381)	(2,128)
(Gain) loss on sale of assets	(226)	746
Other	12,881	2,316
Changes in operating assets and liabilities, net of effects of acquisitions
Accounts receivable	(8,020)	(1,559)
Inventory	(2,698)	(26,784)
Other current assets	(7,136)	4,467
Other noncurrent assets	(667)	(358)
Accounts payable and accrued liabilities	3,390	11,038
Other current liabilities	(188)	(601)
Lease liabilities	(514)	(585)
Income taxes payable	12,278	7,912
Net cash provided by (used in) operating activities	31,175	(20,505)
Cash flows from investing activities
Additions to capital assets	(4,715)	(32,442)
Investments in notes receivable	(14,585)	(1,390)
Collection of notes receivable	164	164
Proceeds from sale of assets	15,000	39,225
Acquisition of businesses, net of cash acquired	(19,857)	(24,890)
Purchase of intangible assets	(943)	(29,009)
Net cash used in investing activities	(24,936)	(48,342)
Cash flows from financing activities
Proceeds from issuance of common stock in private placement	7,000	—
Proceeds from issuance of debt	—	65,000
Repayments of debt	(19,092)	(1,455)
Repayments under finance leases	(147)	—
Debt issuance costs	—	(4,686)
Taxes withheld under equity-based compensation plans, net	(100)	(4,942)
Net cash (used in) provided by financing activities	(12,339)	53,917
Net decrease in cash, cash equivalents, and restricted cash	(6,100)	(14,930)
Cash, cash equivalents, and restricted cash at beginning of period	74,146	155,481
Cash, cash equivalents, and restricted cash at end of period	$68,046	$140,551

The accompanying notes are an integral part of the condensed consolidated financial statements.

ASCEND WELLNESS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED, UNAUDITED)

	Six Months Ended June 30,
(in thousands)	2023	2022
Supplemental Cash Flow Information
Interest paid	$14,064	$10,515
Income taxes paid, net of refunds	6,817	12,807

Non-cash investing and financing activities
Capital expenditures incurred but not yet paid	5,103	8,818
Issuance of shares in business acquisitions	4,770	—
Taxes withheld under equity-based compensation plans, net	611	—
Issuance of shares for intangible assets	—	42,957
Warrants issued with notes payable	—	2,639
Financing costs incurred but not yet paid	—	300
The accompanying notes are an integral part of the condensed consolidated financial statements.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

1. THE COMPANY AND NATURE OF OPERATIONS
Ascend Wellness Holdings, Inc., which operates through its subsidiaries (collectively referred to as “AWH,” “Ascend,” “we,” “us,” “our,” or the “Company”), is a vertically integrated multi-state operator in the United States cannabis industry. AWH owns, manages, and operates cannabis cultivation facilities and dispensaries in several states across the United States, including Illinois, Maryland, Massachusetts, Michigan, Ohio, New Jersey, and Pennsylvania. Our core business is the cultivation, manufacturing, and distribution of cannabis consumer packaged goods, which are sold through company-owned retail stores and to third-party licensed retail cannabis stores. AWH is headquartered in New York, New York.
Shares of the Company’s Class A common stock are listed on the Canadian Securities Exchange (the “CSE”) under the ticker symbol “AAWH.U” and are quoted on the OTCQX® Best Market (the “OTCQX”) under the symbol “AAWH.”
2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with (i) United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information, and (ii) the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of our management, our unaudited condensed consolidated financial statements and accompanying notes (the “Financial Statements”) include all normal recurring adjustments that are necessary for the fair statement of the interim periods presented. Interim results of operations are not necessarily indicative of results for the full year, or any other period. The Financial Statements should be read in conjunction with our audited consolidated financial statements (and notes thereto) in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “Annual Report”), as filed with the United States Securities and Exchange Commission (“SEC”) and with the relevant Canadian securities regulatory authorities under its profile on the System for Electronic Document Analysis and Retrieval Plus (“SEDAR+”). Except as noted below, there have been no material changes to the Company’s significant accounting policies and estimates during the six months ended June 30, 2023.
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
Liquidity
As reflected in the Financial Statements, the Company had an accumulated deficit as of June 30, 2023 and December 31, 2022, as well as a net loss for the six months ended June 30, 2023 and 2022, which are indicators that raise substantial doubt of our ability to continue as a going concern. Management believes that substantial doubt of our ability to continue as a going concern for at least one year from the issuance of these Financial Statements has been alleviated due to: (i) cash on hand and (ii) continued growth of sales from our consolidated operations. Management plans to continue to access capital markets for additional funding through debt and/or equity financings to supplement future cash needs, as may be required. However, management cannot provide any assurances that the Company will be successful in accomplishing its business plans. If the Company is unable to raise additional capital whenever necessary, it may be forced to decelerate or curtail certain of its operations until such time as additional capital becomes available.
Cash and Cash Equivalents and Restricted Cash
As of June 30, 2023 and December 31, 2022, we did not hold significant restricted cash or cash equivalents.
Fair Value of Financial Instruments
During the six months ended June 30, 2023 and 2022, we had no transfers of assets or liabilities between any of the hierarchy levels.
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
Basic and Diluted Earnings (Loss) per Share
The Company computes earnings (loss) per share (“EPS”) using the two-class method required for multiple classes of common stock. The rights, including the liquidation and dividend rights, of the Class A common stock and Class B common stock are substantially identical, except for voting and conversion rights. As the liquidation and dividend rights are identical, undistributed earnings are allocated on a proportionate basis to each class of common stock and the resulting basic and diluted net loss per share attributable to common stockholders are, therefore, the same for both Class A and Class B common stock on both an individual and combined basis.
Basic EPS is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted EPS reflects potential dilution and is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period increased by the number of additional common shares that would have been outstanding if all potential common shares had been issued and were dilutive. However, potentially dilutive securities are excluded from the computation of diluted EPS to the extent that their effect is anti-dilutive. Potential dilutive securities include incremental shares of common stock issuable upon the exercise of warrants, unvested restricted stock awards, unvested restricted stock units, and outstanding stock options. At June 30, 2023 and 2022, 24,133 and 13,294 shares of common stock equivalents, respectively, were excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Retail revenue	$89,854	$75,556	$172,599	$138,846
Wholesale revenue	61,178	42,114	119,592	80,047
	151,032	117,670	292,191	218,893
Elimination of inter-company revenue	(28,044)	(20,171)	(55,027)	(36,304)
Total revenue, net	$122,988	$97,499	$237,164	$182,589
The liability related to the loyalty program we offer dispensary customers at certain locations was $845 and $672 at June 30, 2023 and December 31, 2022, respectively, and is included within “Other current liabilities” on the accompanying unaudited Condensed Consolidated Balance Sheets. The Company recorded $965 and $493 in allowance for doubtful accounts as of June 30, 2023 and December 31, 2022, respectively. Write-offs were not significant during the three and six months ended June 30, 2023 and 2022.
4. ACQUISITIONS
Business Combinations
The Company has determined that the acquisitions discussed below are considered business combinations under ASC Topic 805, Business Combinations, and are accounted for by applying the acquisition method, whereby the assets acquired and the liabilities assumed are recorded at their fair values with any excess of the aggregate consideration over the fair values of the identifiable net assets allocated to goodwill. Operating results are included in these Financial Statements from the date of the acquisition.
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
2023 Acquisition
On April 27, 2023, the Company acquired 100% of the membership interests of certain entities related to Devi Holdings, Inc. (“Devi”), pursuant to a definitive agreement that was entered into on January 25, 2023 (the “Maryland Agreement”). Through the Maryland Agreement, the Company acquired the four licensed medical cannabis dispensaries that Devi owned and operated in Maryland (“Devi Maryland”). Total consideration at closing consisted of cash consideration of $12,000, subject to customary closing conditions and working capital adjustments, and 5,185 shares of Class A common stock with an estimated fair value of $4,770 at issuance. Acquisition related costs incurred during the six months ended June 30, 2023 were not material.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

Preliminary Purchase Price Allocation

(in thousands)	Devi Maryland
Assets acquired (liabilities assumed):
Cash	$143
Inventory	447
Prepaids and other current assets	114
Property and equipment(1)	4,593
Licenses(2)	9,050
Goodwill(3)	3,918
Accounts payable and accrued liabilities	(1,495)
Net assets acquired	$16,770

Consideration transferred:
Cash	$12,000
Fair value of shares issued(4)	4,770
Total consideration	$16,770
(1)Consists of: furniture, fixtures, and equipment of $953; land of $364; and buildings of $3,276.
(2)The amortization period of the acquired licenses is 10 years.
(3)Goodwill is largely attributable to the value we expect to obtain from long-term business growth and buyer-specific synergies. The Company is evaluating whether the goodwill is deductible for tax purposes under the limitations imposed under Internal Revenue Code (“IRC”) Section 280E. See Note 14, “Income Taxes,” for additional information.
(4)The seller received 5,185 shares of Class A common stock with a fair value of $4,770.
Our results of operations for the three and six months ended June 30, 2023 include $1,729 of net revenue and $673 of net loss related to Devi Maryland. Pro forma financial information is not presented, as such results are immaterial to both the current and prior periods.
2022 Acquisition
Effective October 14, 2022, the Company acquired Marichron Pharma LLC (“Marichron”), a medical cannabis processor in Ohio. The purchase price allocation remains preliminary as the Company finalizes certain estimates of the fair value of the net assets acquired within the measurement period. Our results of operations for the three and six months ended June 30, 2023 include $299 and $556 of net revenue, respectively, and $406 and $744 of net loss, respectively, related to Marichron.

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
Of the total funding commitment, $15,000 was paid in April 2022 and $15,000 remains outstanding and is included within “Accounts payable and other accrued liabilities” on the unaudited Condensed Consolidated Balance Sheet at June 30, 2023 and December 31, 2022. The additional $10,000 is included within “Other non-current liabilities” on the unaudited Condensed Consolidated Balance Sheet at June 30, 2023 and December 31, 2022. A total of $471 and $943 due under one of the consulting agreements was paid during the three and six months ended June 30, 2023, respectively, which includes the final required payment.
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
The Company determined OPA is a VIE and the Company became the primary beneficiary as of the signing date; therefore, OPA is consolidated as a VIE. To account for the initial consolidation of OPA, management applied the acquisition method discussed above. The total estimated fair value of the transaction consideration was determined to be $24,132 and consists of the fair value of the cash consideration of $19,290 plus the initial estimated fair value of the contingent consideration of $4,842. Of the total cash consideration, $11,300 was funded at signing pursuant to note agreements. The $11,000 payment that is due at final closing (the “OPA Sellers’ Note”) was recorded net of a discount of $3,010 based on the estimated payment date utilizing the Company’s incremental borrowing rate and is included within “Long-term debt, net” on the accompanying unaudited Condensed Consolidated Balance Sheet at June 30, 2023 and December 31, 2022; refer to Note 11, “Debt,” for additional information. The license intangible asset acquired was determined to have an estimated fair value of $21,684 and the three properties had an estimated fair value of $2,448, which was determined using a market approach based on the total transaction consideration. The license acquired will be amortized in accordance with the Company’s policy once operations commence.
The estimated fair value of the contingent consideration was determined utilizing an income approach based on a probability-weighted estimate of the future payment discounted using the Company’s estimated incremental borrowing rate and is classified within Level 3 of the fair value hierarchy. As of June 30, 2023 and December 31, 2022, the estimated fair value of this contingent consideration was $6,064 and $5,076, respectively, and is included within “Other non-current liabilities” on the accompanying unaudited Condensed Consolidated Balance Sheets. The $497 and $988 change in fair value during the three and six months ended June 30, 2023, respectively, is included within “General and administrative expenses” on the unaudited Condensed Consolidated Statement of Operations. Direct transaction expenses of $224 were incurred in the year ended December 31, 2022. The Company determined the fair value of any noncontrolling interest is de minimis. Refer to Note 8, “Variable Interest Entities,” for additional information regarding the Company’s VIEs.
Illinois Licenses
In August 2022, the Company entered into definitive agreements to acquire two additional licenses in Illinois. Neither of these licenses were associated with active operations at signing and the transfer of each license is subject to regulatory review and approval.
One transaction was entered on August 11, 2022 for total cash consideration of $5,500. The Company accounted for this transaction as an asset acquisition and allocated the cash consideration as the cost of the license acquired. Of the total cash consideration, $3,000 was paid at signing and $2,500 is due at final closing, which the Company anticipates may occur within the twelve months following the commencement of operations at the associated location that began during the second quarter of 2023. In conjunction with the commencement of operations, the Company recorded a deferred tax liability of $2,414 , which was allocated to the license as additional cost basis. The closing payment is included as a sellers’ note within “Current portion of debt, net” on the accompanying unaudited Condensed Consolidated Balance Sheet at June 30, 2023 and “Long-term Debt, net” at December 31, 2022; refer to Note 11, “Debt,” for additional information.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

The second transaction was entered on August 12, 2022 for total cash consideration of $5,600. The Company accounted for this transaction as an asset acquisition and allocated the cash consideration as the cost of the license acquired. The consideration will be paid at final closing and is included as a sellers’ note within “Long-term, debt, net” on the accompanying unaudited Condensed Consolidated Balance Sheet at June 30, 2023 and December 31, 2022; refer to Note 11, “Debt,” for additional information. Operations at the associated location have not yet commenced.
5. INVENTORY
The components of inventory are as follows:

(in thousands)	June 30, 2023	December 31, 2022
Materials and supplies	$16,194	$16,115
Work in process	38,460	49,586
Finished goods	34,898	31,831
Total	$89,552	$97,532
Total compensation expense capitalized to inventory was $17,174 and $12,421 during the three months ended June 30, 2023 and 2022, respectively, and $34,295 and $25,555 during the six months ended June 30, 2023 and 2022, respectively. At June 30, 2023 and December 31, 2022, $10,064 and $15,920, respectively, of compensation expense remained capitalized as part of inventory. The Company recognized, as a component of cost of goods sold, total write-downs of $6,172 and $112 during the three months ended June 30, 2023 and 2022, respectively, and $10,114 and $2,316 during the six months ended June 30, 2023 and 2022, respectively, related to net realizable value adjustments, expired products, and obsolete packaging. These amounts are included within “Other” on the unaudited Condensed Consolidated Statements of Cash Flows.
6. NOTES RECEIVABLE

(in thousands)	June 30, 2023	December 31, 2022
Maryland Loan Receivable(1)	$10,843	$—
Massachusetts Note(2)	3,448	1,001
MMNY - working capital loan(3)	2,422	2,422
Total	$16,713	$3,423
(1)In June 2023, the Company purchased $12,027 of the outstanding principal, at par, of a loan agreement (the “Maryland Loan Receivable”), plus the associated interest receivable. The agreement underlying the Maryland Loan Receivable (the “Maryland Loan Agreement”) is with a cannabis license holder in Maryland, matures on August 1, 2026, and provides for a base interest rate of 12.0% plus LIBOR (LIBOR floor of 1.0%) and a paid-in-kind (“PIK”) interest rate of 4.50%. The Maryland Loan Agreement requires monthly repayments equal to 10.0% of the outstanding balance (including PIK interest) and may be prepaid, subject to a customary make-whole payment or prepayment penalty, as applicable. Mandatory prepayments are required from the proceeds of certain events. The Maryland Loan Agreement contains customary events of default including: non-payment of principal, interest, or other amounts due; violations of covenants; bankruptcy; change of control; cross defaults to other debt; and material judgments. The Maryland Loan Agreement is guaranteed by certain owners of the borrowing entity and is secured by substantially all of the assets of the borrowing entity, excluding certain cannabis-related assets where prohibited. The Maryland Loan Agreement contains financial covenants including: a minimum adjusted EBITDA; a minimum free cash flow; a maximum total leverage ratio; a minimum fixed charge coverage ratio, and a minimum cash balance, each as provided for in the Maryland Loan Agreement. The Maryland Loan Agreement also contains non-financial covenants including restrictions on: indebtedness; liens; fundamental changes; disposal of assets; issuance of stock; sale and leaseback transactions; capital expenditures; and certain other matters.
The Company recorded the Maryland Loan Receivable at an amortized cost basis of $12,622. A total of $595 of transaction-related expenses were capitalized as part of the amortized cost basis and will be amortized to interest income over the term, of which $483 remained outstanding as of June 30, 2023. The Company identified certain events of default and covenant violations as of June 30, 2023, including non-payment, and provided an acceleration notice declaring all amounts due and payable. During each of the three and six months ended June 30, 2023, the Company recognized a total of $965 of interest

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

income, including certain default fees and premiums and PIK interest, which total remained outstanding as of June 30, 2023 and is recorded within “Other, net” on the accompanying unaudited Condensed Consolidated Statements of Operations. As of June 30, 2023, the all-in interest rate was 26.6%, which included a default penalty of 5%. Following the replacement of LIBOR, effective July 1, 2023, the interest rate transitioned from LIBOR to the secured overnight financing rate (“SOFR”) plus an alternative reference rate committee (“ARRC”) standard adjustment.
Additionally, during the three and six months ended June 30, 2023, the Company established a reserve of $1,804 for potential collectability that is included within “General and administrative expenses” on the accompanying unaudited Condensed Consolidated Statements of Operations and within “Other” on the unaudited Condensed Consolidated Statements of Cash Flows.
(2)In May 2022 the Company issued a secured promissory note to a retail dispensary license holder in Massachusetts providing up to $3,500 of funding (the “Massachusetts Note”). The Massachusetts Note accrues interest at a fixed annual rate of 11.5%. Following the opening of the borrower’s retail dispensary, which had not occurred as of June 30, 2023, the principal amount is due monthly through the maturity date of May 25, 2026. The borrower may prepay the outstanding principal amount, plus accrued interest thereon. Borrowings under the Massachusetts Note are secured by the assets of the borrower. The borrower is partially owned by an entity that is managed, in part, by one of the founders of the Company. Additionally, the Company transacts with the retail dispensary in the ordinary course of business.
(3)On February 25, 2021, the Company entered into a working capital advance agreement with MedMen NY, Inc. (“MMNY”), an unrelated third party, in conjunction with an Investment Agreement (as defined in Note 15, “Commitments and Contingencies”). The working capital advance agreement allows for initial maximum borrowings of up to $10,000, which may be increased to $17,500, and was issued to provide MMNY with additional funding for operations in conjunction with the Investment Agreement. Borrowings do not bear interest, but may be subject to a financing fee. The outstanding balance is due and payable at the earlier of the initial closing of the Investment Agreement or, if the Investment Agreement is terminated for certain specified reasons, three business days following such termination. The Company is pursuing collection of the amounts due under this working capital advance agreement through its legal proceedings against MMNY. Refer to Note 15, “Commitments and Contingencies,” for additional information.
No impairment losses on notes receivable were recognized during the six months ended June 30, 2023 or 2022, other than as described above.
Additionally, a total of $4,100 is outstanding at June 30, 2023 related to a promissory note issued to the owner of a property that the Company is leasing, of which $166 and $3,934 is included in “Other current assets” and “Other noncurrent assets,” respectively, on the unaudited Condensed Consolidated Balance Sheet. At December 31, 2022, $4,181 was outstanding, of which $163 and $4,018 is included in “Other current assets” and “Other noncurrent assets,” respectively, on the unaudited Condensed Consolidated Balance Sheet.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

7. PROPERTY AND EQUIPMENT
Property and equipment consists of the following:

(in thousands)	June 30, 2023	December 31, 2022
Leasehold improvements	$176,470	$174,099
Furniture, fixtures, and equipment	68,981	63,974
Buildings	61,406	71,951
Construction in progress	17,430	9,633
Land	5,242	6,505
Property and equipment, gross	329,529	326,162
Less: accumulated depreciation	62,412	46,302
Property and equipment, net	$267,117	$279,860
Total depreciation expense was $8,281 and $6,296 during the three months ended June 30, 2023 and 2022, respectively, and $16,427 and $11,674 during the six months ended June 30, 2023 and 2022, respectively. Total depreciation expense capitalized to inventory was $6,231 and $4,764 during the three months ended June 30, 2023 and 2022, respectively, and $12,401 and $8,972 during the six months ended June 30, 2023 and 2022, respectively. At June 30, 2023 and December 31, 2022, $5,601 and $6,548, respectively, of depreciation expense remained capitalized as part of inventory.
The table above includes equipment with a gross value of $2,302 and $1,086 as of June 30, 2023 and December 31, 2022, respectively, and accumulated amortization of $271 and $89, respectively, that the Company is renting under finance leases pursuant to a master lease agreement that was entered into in June 2022 and allows for an aggregate of $15,000 of such leases. Refer to Note 10, “Leases,” for additional information regarding our lease arrangements.
During the three and six months ended June 30, 2023, we recognized a loss of $323 related to the sale of one property that is included within “General and administrative expenses” on the unaudited Condensed Consolidated Statements of Operations, and wrote-off $317 of accumulated depreciation. Refer to Note 10, “Leases,” for additional information regarding this sale leaseback transaction.
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

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

The following tables present the summarized financial information about the Company’s consolidated VIEs which are included in the unaudited Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022 and in the unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2023 and 2022, as applicable. These entities were determined to be VIEs since the Company possesses the power to direct the significant activities of the VIEs and has the obligation to absorb losses or the right to receive benefits from the VIEs. The information below excludes intercompany balances and activity that eliminate in consolidation.

	Ohio Patient Access
(in thousands)	June 30, 2023	December 31, 2022
Other noncurrent assets	$28,702	$24,675
Current liabilities	10,115	1,675
Deficit	(1,785)	(588)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(in thousands)	Ohio Patient Access	Ascend Illinois(1)	Ohio Patient Access	Ascend Illinois(1)
Revenue, net	$—	$64,914	$—	$128,806
Net (loss) income	(599)	5,902	(1,197)	13,200
(1)In December 2022, following regulatory approvals for the title transfer of certain licenses, Ascend Illinois (including its subsidiaries) is wholly-owned by Ascend Wellness Holdings, Inc. and therefore is no longer considered a VIE as of December 31, 2022.
9. INTANGIBLE ASSETS AND GOODWILL

(in thousands)	June 30, 2023	December 31, 2022
Intangible Assets
Licenses and permits	$238,383	$226,919
In-place leases	19,963	19,963
Trade names	380	380
	258,726	247,262
Accumulated amortization:
Licenses and permits	(23,763)	(13,035)
In-place leases	(13,853)	(12,754)
Trade names	(380)	(380)
	(37,996)	(26,169)

Total intangible assets, net	$220,730	$221,093
Amortization expense related to intangible assets was $5,676 and $1,931 during the three months ended June 30, 2023 and 2022, respectively, and $11,827 and $3,901 during the six months ended June 30, 2023 and 2022, respectively. Total amortization expense capitalized to inventory was $686 and $406 during the three months ended June 30, 2023 and 2022, respectively, and $1,421 and $814 during the six months ended June 30, 2023 and 2022, respectively. At June 30, 2023 and December 31, 2022, $1,040 and $1,101, respectively, of amortization expense remained capitalized as part of inventory.
No impairment indicators were noted during the six months ended June 30, 2023 or 2022 and, as such, we did not record any impairment charges during either period.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

Goodwill

(in thousands)
Balance, December 31, 2022	$44,370
Acquisitions	3,918
Balance, June 30, 2023	$48,288
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
The components of lease assets and lease liabilities and their classification on the unaudited Condensed Consolidated Balance Sheets were as follows:

(in thousands)	Classification	June 30, 2023	December 31, 2022
Lease assets
Operating leases	Operating lease right-of-use assets	$130,331	$108,810
Finance leases	Property and equipment, net	2,031	997
Total lease assets		$132,362	$109,807

Lease liabilities
Current liabilities
Operating leases	Operating lease liabilities, current	$3,204	$2,633
Finance leases	Current portion of debt, net	458	207
Noncurrent liabilities
Operating leases	Operating lease liabilities, noncurrent	260,463	229,816
Finance leases	Long-term debt, net	1,428	695
Total lease liabilities		$265,553	$233,351

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

The components of lease costs and classification within the unaudited Condensed Consolidated Statements of Operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Operating lease costs
Capitalized to inventory	$8,471	$6,778	$16,698	$13,836
General and administrative expenses	923	927	1,263	1,259
Total operating lease costs	$9,394	$7,705	$17,961	$15,095

Finance lease costs
Amortization of leased assets(1)	$108	$—	$182	$—
Interest on lease liabilities	34	—	70	—
Total finance lease costs	$142	$—	$252	$—
(1)Included as a component of depreciation expense within “General and administrative expenses” on the accompanying unaudited Condensed Consolidated Statements of Operations.
At June 30, 2023 and December 31, 2022, $3,996 and $6,660, respectively, of lease costs remained capitalized in inventory.
The following table presents information on short-term and variable lease costs:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Total short-term and variable lease costs	$1,043	$1,263	$2,177	$2,469
Sublease income generated during the three and six months ended June 30, 2023 and 2022 was immaterial.
The following table includes supplemental cash and non-cash information related to our leases:

	Six Months Ended June 30,
(in thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$17,919	$14,880
Operating cash flows from finance leases	70	—
Financing cash flows from finance leases	147	—
ROU assets obtained in exchange for new lease obligations
Operating leases	$31,731	$33,844
Finance leases	1,131	—

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

The following table summarizes the weighted-average remaining lease term and discount rate:

	June 30, 2023	December 31, 2022
Weighted-average remaining term (years)
Operating leases	14.7	15.1
Finance leases	3.5	3.7
Weighted-average discount rate
Operating leases	15.1%	14.8%
Finance leases	13.7%	13.6%
The amounts of future undiscounted cash flows related to the lease payments over the lease terms and the reconciliation to the present value of the lease liabilities as recorded on our unaudited Condensed Consolidated Balance Sheet as of June 30, 2023 are as follows:

(in thousands)	Operating Lease Liabilities	Finance Lease Liabilities
Remainder of 2023	$19,452	$342
2024	40,074	684
2025	41,215	684
2026	41,996	563
2027	43,121	98
Thereafter	517,107	—
Total lease payments	702,965	2,371
Less: imputed interest	439,298	485
Present value of lease liabilities	$263,667	$1,886
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
During the six months ended June 30, 2023, we received a total of $1,990 under the capital expenditure allowance associated with two leases in Pennsylvania that was recorded as a tenant improvement allowance, which, based on the modified lease terms, resulted in $1,075 of additional lease liabilities, a reduction of $366 to the ROU asset, and a net gain of $107 and $549 during the three and six months ended June 30, 2023, respectively, which is included in “General and administrative expenses” on the unaudited Condensed Consolidated Statement of Operations.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

Sale Leaseback Transactions
In May 2023, the Company sold and subsequently leased back one of its capital assets in Pennsylvania for total proceeds of $15,000, excluding transaction costs. The transaction met the criteria for sale leaseback treatment. The lease was recorded as an operating lease and resulted in a lease liability of $12,758 and an ROU asset of $19,496, which includes an off-market lease adjustment of $6,738.
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

(in thousands)	Remainder of 2023	2024	2025	2026	2027	Thereafter	Total
Cash payments due under financing liabilities	$1,238	$2,416	$2,525	$2,599	$2,676	$9,477	$20,931
11. DEBT

(in thousands)	June 30, 2023	December 31, 2022
2021 Credit Facility(1)	$275,000	$275,000
Sellers’ Notes(2)	18,709	27,606
Finance liabilities(3)	18,100	18,100
Financing Agreement(4)	4,490	19,364
Finance leases(5)	1,886	902
Total debt	$318,185	$340,972

Current portion of debt	9,019	11,347
Less: unamortized deferred financing costs	6	18
Current portion of debt, net	$9,013	$11,329

Long-term debt	309,166	329,625
Less: unamortized deferred financing costs	8,382	10,328
Long-term debt, net	$300,784	$319,297
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
The Company is required to comply with two financial covenants under the 2021 Credit Agreement. The Company may not permit its liquidity (defined as unrestricted cash and cash equivalents pledged under the 2021 Credit Facility plus any future revolving credit availability) to be below $20,000 as of the last day of any fiscal quarter. Additionally, the Company may not permit the ratio of Consolidated EBITDA (as defined in the 2021 Credit Agreement) to consolidated cash interest expense for any period of four consecutive fiscal quarters to be less than 2.50:1.00. The Company has a customary equity cure right for each of these financial covenants. The Company is in compliance with these covenants as of June 30, 2023.
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
(2)Sellers’ Notes consist of amounts owed for acquisitions or other purchases. During the six months ended June 30, 2023, we repaid $8,000 to the former owners of one entity that we previously acquired, which is included in “Current portion of debt, net” on the unaudited Condensed Consolidated Balance Sheet at December 31, 2022. Additionally, as further described in Note 4, “Acquisitions,” Sellers’ Notes includes a total of $8,100 related to the acquisition of two additional licenses in Illinois, of which $2,500 is included within “Current portion of debt, net” at June 30, 2023 and within “Long-term debt, net” at December 31, 2022, with the remainder included within “Long-term debt, net” at each period end. Sellers’ Notes also includes $9,038 and $8,366, respectively, related to the OPA Sellers’ Note included in “Long-term debt, net” at June 30, 2023 and December 31, 2022. The $11,000 OPA Sellers’ Note was recorded net of a discount of $3,010 that was calculated utilizing the Company’s estimated incremental borrowing rate based on the anticipated close date and is being accreted to interest expense over the expected term.
Additionally, as of June 30, 2023 and December 31, 2022, $1,571 and $3,140, respectively, remains due under the purchase of a previous non-controlling interest and is included in “Current portion of debt, net” on the unaudited Condensed Consolidated Balance Sheet at each date.
(3)Finance liabilities related to failed sale leaseback transactions. See Note 10, “Leases,” for additional information.
(4)In December 2022, the Company received $19,364 pursuant to a financing agreement with a third-party lender (the “Financing Agreement”). The Company assigned to the lender its interests in an employee retention tax credit claim (the “ERTC Claim”) that it submitted in November 2022 totaling approximately $22,794. If the Company does not receive the ERTC Claim, in whole or in part, the Company is required to repay the related portion of the funds received plus interest of 10% accrued from the date of the Financing Agreement through the repayment date. The Financing Agreement does not have a stated maturity date and the discount is being accreted to interest expense over an expected term. The Company’s obligations under the Financing Agreement will be satisfied upon receipt of the ERTC Claim, in full, or other full repayment. During the three and six months ended June 30, 2023, the Company received $17,520 of the ERTC Claim, which was remitted to the lender per the terms of the Financing Agreement, and recorded a receivable of $5,274 for the remaining claim amount that is outstanding as of June 30, 2023. This receivable is included in “Other current assets” on the unaudited Condensed Consolidated Balance Sheet as of June 30, 2023, and the balance outstanding under the Financing Agreement is included “Current portion of debt, net” at June 30, 2023 and “Long-term debt, net” at December 31, 2022. The total claim amount of $22,794 was recognized as a component of “Other, net” on the unaudited Condensed Consolidated Statements of Operations during the three and six months ended June 30, 2023.
(5)Liabilities related to finance leases. See Note 10, “Leases,” for additional information.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

Debt Maturities
During the six months ended June 30, 2023, we repaid $8,000 of sellers’ notes related to one previous acquisition and $1,572 of sellers’ notes related to the former owners of a previous non-controlling interest.
At June 30, 2023, the following cash payments are required under our debt arrangements:

(in thousands)	Remainder of 2023	2024	2025	Total
Sellers’ notes(1)	$1,571	$8,100	$11,000	$20,671
Term note maturities	—	—	275,000	275,000
(1)Certain cash payments include an interest accretion component. The timing of certain payments may vary based on regulatory approval of the underlying transactions.
Interest Expense
Interest expense during the three and six months ended June 30, 2023 and 2022 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Cash interest	$6,514	$5,887	$12,964	$10,830
Accretion	3,361	662	5,280	1,235
Interest on financing liabilities(1)	572	517	1,142	1,032
Interest on finance leases	34	—	70	—
Loss on extinguishment of debt	—	2,180	—	2,180
Total	$10,481	$9,246	$19,456	$15,277
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
On June 23, 2023, the Company completed a non-brokered private placement offering of an aggregate of 9,859 shares of the Company’s Class A common stock to a single investor at a purchase price of $0.71 per share, for an aggregate of $7,000 in gross proceeds. Legal expenses incurred in connection with this financing were not material. These shares were issued pursuant to the exemption from registration provided by Rule 506(b) of Regulation D under the Securities Act of 1933, as amended, based on the nature of the transaction and various representations made by the investor.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

The following table summarizes the total shares of Class A common stock and Class B common stock outstanding as of June 30, 2023 and December 31, 2022:

(in thousands)	June 30, 2023	December 31, 2022
Shares of Class A common stock	204,825	187,999
Shares of Class B common stock	65	65
Total	204,890	188,064
Warrants
The following table summarizes the warrants activity during the six months ended June 30, 2023:

	Number of Warrants (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Exercise Period (years)	Aggregate Intrinsic Value (in thousands)(1)
Outstanding, December 31, 2022	5,740	$3.46	2.7	$—
Expired	(334)	4.00
Outstanding, June 30, 2023(2)	5,406	$3.43	2.4	$—
(1)Based on the amount by which the closing market price of our Class A common stock exceeds the exercise price on each date indicated.
(2)The warrants outstanding as of June 30, 2023 are equity-classified instruments, are subject to customary anti-dilution adjustments, and are stand-alone instruments. The fair value per warrant is calculated at issuance using a Black-Scholes model and ranged from $0.02 to $0.84. Significant assumptions used in the calculations included volatility ranging from 70.0% to 108.4% and risk-free rates ranging from 0.17% to 4.20%. No warrants were exercised during the six months ended June 30, 2023.
13. EQUITY-BASED COMPENSATION EXPENSE
Equity Incentive Plans
The Company adopted an incentive plan in November 2020 (the “2020 Plan”) which authorized the issuance of incentive common unit options and restricted common units (collectively, “Awards”). The maximum number of Awards to be issued under the 2020 Plan is 10,031 and any Awards that expire or are forfeited may be re-issued. A total of 9,994 Awards had been issued under the plan as of June 30, 2023. The Awards generally vest over two or three years. The estimated fair value of the Awards at issuance is recognized as compensation expense over the related vesting period.
The following table summarizes the restricted common shares activity during the six months ended June 30, 2023:

(in thousands)	Restricted Common Shares
Unvested, December 31, 2022	617
Vested	(492)
Unvested, June 30, 2023	125
As of June 30, 2023, total unrecognized compensation cost related to the restricted common shares was not material.
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
On March 9, 2023, the Company’s board of directors unanimously approved, subject to stockholder approval, an amendment to the 2021 Plan (the “Amendment”) to increase the maximum number of shares of Class A common stock available for issuance under the 2021 Plan to an amount not to exceed 10% of the total number of issued and outstanding shares of Class A common stock, on a non-diluted basis, as constituted on the grant date of an award pursuant to the 2021 Plan. On May 5, 2023, the stockholders of the Company voted to approve the Amendment. As of June 30, 2023, there were 2,162 shares of Class A common stock available for grant for future equity-based compensation awards under the 2021 Plan. Activity related to awards issued under the 2021 Plan is further described below. As of June 30, 2023, no SAR Awards and no RSAs had been granted under the 2021 Plan.
Stock Options
The following table summarizes stock option activity during the six months ended June 30, 2023:

	Options Outstanding
(in thousands, except per share amounts)	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value(1)
Outstanding, December 31, 2022	2,042	$3.29	4.4	$—
Granted	3,048	$0.85
Forfeited	(264)	$2.39
Outstanding, June 30, 2023	4,826	$1.80	4.5	$—
Exercisable at June 30, 2023	272	$4.04	3.6	$—
(1)Based on the amount by which the closing market price of our Class A common stock exceeds the exercise price on each date indicated.
No options were exercised during the six months ended June 30, 2023. Total unrecognized stock-based compensation expense related to unvested options was $3,288 as of June 30, 2023, which is expected to be recognized over a weighted-average remaining period of 3.2 years.
We determine the fair value of stock options on the grant date using a Black-Scholes option pricing model. The fair value of stock options granted during the six months ended June 30, 2023 was calculated on the date of grant using the following weighted-average assumptions:

Six Months Ended June 30, 2023
Risk-free interest rate	3.8%
Expected term (years)	3.75
Dividend yield	0%
Expected volatility	70.0%
Using the Black-Scholes option pricing model, the weighted-average fair value of stock options granted during the six months ended June 30, 2023 was $0.45 per share.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

Restricted Stock Units
The following table summarizes the RSU activity during the six months ended June 30, 2023:

	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value per Share
Unvested, December 31, 2022	6,462	$7.62
Granted	9,870	0.91
Vested(1)	(1,913)	7.78
Forfeited	(643)	4.11
Unvested, June 30, 2023	13,776	$2.96
(1)Includes 623 vested shares that were withheld to cover tax obligations and were subsequently cancelled.
As of June 30, 2023, total unrecognized compensation cost related to the RSUs was $31,162, which is expected to be recognized over a weighted-average remaining period of 2.1 years.
Compensation Expense by Type of Award
The following table details the equity-based compensation expense by type of award for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
RSUs	$4,149	$5,719	$8,477	$11,252
Stock Options	243	147	420	174
Restricted Common Shares	65	49	115	204
Total equity-based compensation expense	$4,457	$5,915	$9,012	$11,630
Of the total equity-based compensation expense, $2,259 and $2,027 was capitalized to inventory during the three months ended June 30, 2023 and 2022, respectively, and $3,859 and $5,238 was capitalized to inventory during the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023 and December 31, 2022, $2,414 and $536, respectively, remains capitalized in inventory. During the three months ended June 30, 2023 and 2022, we recognized $2,198 and $3,888, respectively, within “General and administrative expenses” on the unaudited Condensed Consolidated Statements of Operations and we recognized $1,931 and $3,167, respectively, within “Cost of goods sold.” During the six months ended June 30, 2023 and 2022, we recognized $5,153 and $6,392, respectively, within “General and administrative expenses” and we recognized $1,981 and $7,162, respectively, within “Cost of goods sold.”
Employee Stock Purchase Plan
In July 2021, the Company also adopted an employee stock purchase plan (the “2021 ESPP”), pursuant to which 4,000 shares of Class A common stock are reserved for issuance thereunder, subject to certain adjustments and other terms. No shares have been issued under the 2021 ESPP as of June 30, 2023.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

14. INCOME TAXES

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Income (loss) before income taxes	$5,578	$(9,700)	$(2,877)	$(30,408)
Income tax expense	4,737	11,472	14,754	18,579
Effective tax rate	84.9%	(118.3)%	(512.8)%	(61.1)%

Gross profit	$28,319	$32,968	$64,023	$56,415
Effective tax rate on gross profit	16.7%	34.8%	23.0%	32.9%
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
Effective during the second quarter of 2023, Illinois and New Jersey, two states in which the Company has significant operations, began permitting cannabis businesses to deduct ordinary and necessary business expenses from gross profit for state tax purposes. As such, the effective tax rate for the three and six months ended June 30, 2023 reflects a benefit from this change and varies from the effective tax rate for the three and six months ended June 30, 2022.
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
Legal and Other Matters
The Company’s operations are subject to a variety of local and state regulations. Failure to comply with one or more of those regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company ceasing operations. While management believes that the Company is in compliance with applicable local and state regulations as of June 30, 2023 in all material respects, cannabis regulations continue to evolve and are subject to differing interpretations, and accordingly, the Company may be subject to regulatory fines, penalties, or restrictions in the future.
State laws that permit and regulate the production, distribution, and use of cannabis for adult-use or medical purposes are in direct conflict with the Controlled Substances Act (21 U.S.C. § 811) (the “CSA”), which makes cannabis use and possession federally illegal. Although certain states and territories of the United States authorize medical and/or adult-use cannabis production and distribution by licensed or registered entities, under United States

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

federal law, the possession, use, cultivation, and transfer of cannabis and any related drug paraphernalia is illegal and any such acts are criminal acts under federal law under the CSA. Although the Company’s activities are believed to be compliant with applicable state and local laws, strict compliance with state and local laws with respect to cannabis may neither absolve the Company of liability under United States federal law, nor may it provide a defense to any federal proceeding which may be brought against the Company.
The Company may be, from time to time, subject to various administrative, regulatory, and other legal proceedings arising in the ordinary course of business. Contingent liabilities associated with legal proceedings are recorded when a liability is probable and the contingent liability can be estimated. We do not accrue for contingent losses that, in our judgment, are considered to be reasonably possible but not probable. At June 30, 2023 there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on our consolidated results of operations, other than as disclosed below.
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
Following receipt of such notice, on January 13, 2022, the Company filed a complaint against MedMen and others in the Commercial Division of the Supreme Court of the State of New York (the “Court”), requesting specific performance that the transactions contemplated by the Investment Agreement must move forward, and such other relief as the Court may deem appropriate. The Company simultaneously moved for a temporary restraining order and preliminary injunction (the “Motion”) requiring MedMen to operate its New York business in the ordinary course of business and to refrain from any activities or transactions that might impair, encumber, or dissipate MedMen’s New York assets. The parties resolved the Motion via a “Stipulation and Order” entered by the Court on January 21, 2022 that requires that MMNY operate only in compliance with the law and in a manner consistent with its ordinary course of business that preserves all assets of MMNY. It further requires MMNY to not take certain actions, including any actions that would have a material adverse effect on MedMen’s New York business. On March 27, 2023, the parties entered a further stipulation that modified the January 21, 2022 Stipulation and Order by lifting the Court’s prohibition against a sale or transfer of MMNY or its assets. That further stipulation modifying the January 21, 2022 Stipulation and Order was entered by the Court on August 1, 2023.

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
On December 21, 2022, MedMen filed amended counterclaims, an answer, and affirmative defenses to the Company’s Second Amended Complaint. In addition to the allegations in MedMen’s earlier pleadings, MedMen now also alleges that the Company breached the Term Sheet. On January 20, 2023, the Company moved to dismiss MedMen’s amended counterclaims. The briefing on the Company’s motion to dismiss was completed as of March 3, 2023 and the Court heard oral arguments on that motion on July 18, 2023. The parties are currently awaiting the Court’s decision.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

Following the Company’s decision to no longer consummate the contemplated transactions, during the third quarter of 2022, the Company expensed a total of $1,704 of capitalized costs, primarily consisting of capital expenditures or deposits that were incurred for certain locations. Additionally, during the fourth quarter of 2022, the Company established an estimated reserve of $3,700 related to the remaining amounts that it is actively pursuing collecting. The Company determined that the estimated reserve remained adequate as of June 30, 2023 and is included within “Other current assets” on the unaudited Condensed Consolidated Balance Sheets at June 30, 2023 and December 31, 2022.
16. RELATED PARTY TRANSACTIONS
There were no significant related party transactions during the six months ended June 30, 2023, other than as disclosed in Note 6, “Notes Receivable.”
17. SUPPLEMENTAL INFORMATION
The following table presents supplemental information regarding our other current assets:

(in thousands)	June 30, 2023	December 31, 2022
Deposits and other receivables	$10,530	$3,170
Prepaid expenses	4,122	4,765
Construction deposits	872	863
Tenant improvement allowance	510	500
Other	677	243
Total	$16,711	$9,541
The following table presents supplemental information regarding our accounts payable and accrued liabilities:

(in thousands)	June 30, 2023	December 31, 2022
Accounts payable	$22,319	$17,065
Acquisition-related liabilities	15,000	15,943
Accrued payroll and related expenses	6,662	7,549
Fixed asset purchases	5,103	6,777
Accrued interest	—	1,100
Other	10,870	8,161
Total	$59,954	$56,595

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

The following table presents supplemental information regarding our general and administrative expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Compensation	$14,700	$15,816	$31,188	$30,316
Depreciation and amortization	7,040	3,057	14,432	5,789
Rent and utilities	4,689	6,461	9,200	11,511
Professional services	3,275	4,301	6,647	10,165
Insurance	1,324	1,430	2,743	2,769
Marketing	1,255	948	2,269	1,623
Loss (gain) on sale of assets	216	(72)	(226)	746
Other	3,805	1,632	5,500	3,881
Total	$36,304	$33,573	$71,753	$66,800
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following management discussion and analysis, which we refer to as the “MD&A,” of the financial condition and results of operations of Ascend Wellness Holdings, Inc. (the “Company,” “AWH,” or “Ascend”) is for the three and six months ended June 30, 2023 and 2022. It is supplemental to, and should be read in conjunction with, the unaudited condensed consolidated financial statements, and the accompanying notes thereto, (the “Financial Statements”) appearing elsewhere in this Quarterly Report on Form 10-Q (the “Quarterly Report” or “Form 10-Q”) and our Annual Report on Form 10-K for the year ended December 31, 2022 (the “Annual Report”), which has been filed with the United States Securities and Exchange Commission (“SEC”) and with the relevant Canadian securities regulatory authorities under its profile on the System for Electronic Document Analysis and Retrieval Plus (“SEDAR+”). The Financial Statements and Annual Report were prepared in accordance with accounting principles generally accepted in the United States of America, which we refer to as “U.S. GAAP.”
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

Since our formation, we have expanded our operational footprint, primarily through acquisitions, and, as of June 30, 2023, had direct or indirect operations or financial interests in seven United States geographic markets: Illinois, Maryland, Massachusetts, Michigan, New Jersey, Ohio, and Pennsylvania. While we have been successful in opening facilities and dispensaries, we expect continued growth to be driven by opening new operational facilities and dispensaries under our current licenses, expansion of our current facilities, and increased consumer demand. We currently employ approximately 2,200 people.
Our consumer products portfolio is generated primarily from plant material that we grow and process ourselves. As of June 30, 2023, we produce our consumer packaged goods in six manufacturing facilities with 245,000 square feet of current operational canopy and total current capacity of approximately 123,000 pounds annually. As of June 30, 2023, our product portfolio consists of 640 stock keeping units (“SKUs”), across a range of cannabis product categories, including flower, pre-rolls, concentrates, vapes, edibles, and other cannabis-related products. As of June 30, 2023, we have 31 open and operating retail locations and expect to have 39 retail locations by mid-2024. Our new store opening plans are flexible and will ultimately depend on market conditions, local licensing, construction, and other regulatory permissions. All of our expansion plans are subject to capital allocations decisions, the evolving regulatory environment, and the COVID-19 pandemic.
Recent Developments
Business Developments
AWH continues to further develop its business and operations, including:
•entering our seventh market by acquiring four licensed medical cannabis dispensaries in Maryland, as further described below;
•opening our ninth dispensary in Illinois, in Tinley Park, which is the Company’s first outlet store in the state of Illinois;
•further strengthening our balance sheet by raising $7,000 through a private offering of 9,859 shares of the Company’s Class A common stock, as further described in “Liquidity and Capital Resources.”
Recent and Pending Transactions
Maryland
On April 27, 2023, the Company acquired 100% of the membership interests of certain entities related to Devi Holdings, Inc. (“Devi”), pursuant to a definitive agreement that was entered into on January 25, 2023 (the “Maryland Agreement”). Through the Maryland Agreement, the Company acquired the four licensed medical cannabis dispensaries that Devi owned and operated in Maryland (“Devi Maryland”). Total consideration at closing consisted of cash consideration of $12,000, subject to customary closing conditions and working capital adjustments, and 5,185 shares of Class A common stock with an estimated fair value of $4,770. Refer to Note 4, “Acquisitions,” in the Financial Statements for additional information related to this transaction. Through this transaction, AWH entered its seventh market and commenced adult-use sales on July 1, 2023.

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
The total estimated fair value of the transaction consideration was determined to be $24,132 and consists of the fair value of the cash consideration of $19,290 plus the initial estimated fair value of the contingent consideration of $4,842. Of the total cash consideration, $11,300 was funded at signing pursuant to note agreements. The $11,000 payment that is due at final closing was recorded net of a discount of $3,010 based on the estimated payment date utilizing the Company’s incremental borrowing rate. This discounted payment is included within “Long-term debt, net” on the unaudited Condensed Consolidated Balance Sheet in the Financial Statements at June 30, 2023; refer to Note 11, “Debt,” in the Financial Statements for additional information. The estimated fair value of the contingent consideration is included within “Other non-current liabilities” on the unaudited Condensed Consolidated Balance Sheets in the Financial Statements at June 30, 2023 and December 31, 2022.
The license intangible asset acquired was determined to have an estimated fair value of $21,684 and the three properties had an estimated fair value of $2,448. Refer to Note 4, “Acquisitions,” in the Financial Statements for additional information related to this transaction.
Through this transaction, the Company will expand its footprint in Ohio to five dispensaries. The three additional dispensaries are expected to open by the end of 2023.
Illinois Licenses
In August 2022, the Company entered into definitive agreements to acquire two additional licenses in Illinois for combined total cash consideration of $11,100. Neither of these licenses were associated with active operations at signing and the transfer of each license is subject to regulatory review and approval. Operations at one of the locations commenced during the second quarter of 2023 and the Company anticipates the final closing may occur within the next twelve months. Operations at the second location are expected to commence in late 2023. Refer to Note 4, “Acquisitions,” in the Financial Statements for additional information related to these transactions.
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

Key Financial Highlights
•Revenue increased by $25,489, or 26%, during Q2 2023, as compared to Q2 2022, primarily driven by incremental revenue from new site openings and acquisitions.
•Operating loss of $7,985 during Q2 2023, as compared to $605 in Q2 2022, primarily driven by lower gross profit resulting from higher non-cash inventory write-offs and pricing pressure, partially offset by improved overhead utilization.
•Net decrease in cash and cash equivalents of $6,100 during the six months ended June 30, 2023, primarily driven by net cash used in investing activities, including payments related to acquisitions, offset by timing of payments related to working capital and operating activities and proceeds from a private placement offering.

RESULTS OF OPERATIONS
Three Months Ended June 30, 2023 Compared with the Three Months Ended June 30, 2022

	Three Months Ended June 30,
($ in thousands)	2023	2022	Increase / (Decrease)
Revenue, net	$122,988	$97,499	$25,489	26%
Cost of goods sold	(94,669)	(64,531)	30,138	47%
Gross profit	28,319	32,968	(4,649)	(14)%
Gross profit %	23.0%	33.8%
Operating expenses
General and administrative expenses	36,304	33,573	2,731	8%
Operating loss	(7,985)	(605)	7,380	NM*

Other income (expense)
Interest expense	(10,481)	(9,246)	1,235	13%
Other, net	24,044	151	23,893	NM*
Total other income (expense)	13,563	(9,095)	22,658	249%
Income (loss) before income taxes	5,578	(9,700)	15,278	158%
Income tax expense	(4,737)	(11,472)	(6,735)	(59)%
Net income (loss)	$841	$(21,172)	$22,013	104%
*Not meaningful
Revenue
Revenue increased by $25,489, or 26%, during the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. Our revenue growth was primarily driven by $13,162 of incremental revenue from new dispensaries that opened during 2022 and 2023, which includes a benefit from the commencement of adult-use sales at our New Jersey dispensaries that began in 2022, partially offset by a decrease of $8,320 across our legacy locations, primarily in Illinois due to market competition. Additionally, we recognized $9,755 of incremental revenue from acquisitions, which includes $1,729 from the Devi Maryland acquisition, $299 related to an Ohio processor that we acquired during the fourth quarter of 2022, and a benefit from store openings associated with licenses acquired during 2022. The current period also benefited from a $10,892 increase in net revenue related to our wholesale operations, primarily driven by an increase in wholesale volume sold across our operations, but partially offset by pricing pressure. As of June 30, 2023, we had 640 SKUs for our cultivation products, compared to 387 SKUs as of June 30, 2022.
Cost of Goods Sold and Gross Profit
Cost of goods sold increased by $30,138, or 47%, during the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. Cost of goods sold represents direct and indirect expenses attributable to the production of wholesale products as well as direct expenses incurred in purchasing products from other wholesalers. Gross profit for the three months ended June 30, 2023 was $28,319, representing a gross margin of 23.0%, compared to gross profit of $32,968 and gross margin of 33.8% for the three months ended June 30, 2022. The decrease in gross margin was primarily driven by pricing pressure and lower margins from our outlet stores, partially offset by improved utilization and production at our Massachusetts and New Jersey cultivation facilities. Additionally, the current period included $6,172 of write-downs of certain inventory items primarily within our Michigan and Massachusetts businesses due to pricing pressure, compared with total write-downs of $112 in the prior period.

General and Administrative Expenses
General and administrative expenses increased by $2,731, or 8%, during the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. The increase was primarily driven by:
•a $3,983 increase in depreciation and amortization expense due to $3,465 of incremental amortization of licenses driven by prior year acquisitions and $518 of incremental depreciation expense due to a larger average balance of fixed assets in service; and
•a $1,804 estimated reserve for a note receivable.
These increases were partially offset by:
•$1,772 lower overhead due to improved utilization at our cultivation facilities;
•a $1,116 decrease in compensation expense, including $1,690 lower equity-based compensation expense; and
•$1,026 lower fees related to professional services, external support, and legal expenses.
Interest Expense
Interest expense increased by $1,235, or 13%, during the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. The increase was primarily driven by higher cash interest expense in the current year based on average outstanding borrowings under our credit facility and higher non-cash interest accretion related to a financing agreement, partially offset by the absence of $2,180 of non-cash interest expense incurred in the prior year in connection with the additional draw under our credit facility. During the three months ended June 30, 2023, the Company had a weighted-average outstanding debt balance of $326,528 with a weighted-average interest rate of 9.8%, excluding finance leases, compared to a weighted-average debt balance of $259,219 during the three months ended June 30, 2022 with a weighted-average interest rate of 9.6%.
Other, net
Other, net increased by $23,893 during the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, primarily driven by the recognition of $22,794 related to an employee retention tax credit claim (the “ERTC Claim”) and $1,081 of higher interest income largely attributable to a new loan receivable.
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
Since the Company operates in the cannabis industry, it is subject to the limitations of Internal Revenue Code (“IRC”) Section 280E, which prohibits businesses engaged in the trafficking of Schedule I or Schedule II controlled substances from deducting ordinary and necessary business expenses from gross profit. Cannabis businesses operating in states that align their tax codes with IRC Section 280E are also unable to deduct ordinary and necessary business expenses for state tax purposes. Ordinary and necessary business expenses deemed non-deductible under IRC Section 280E are treated as permanent book-to-tax differences. Therefore, the effective tax rate can be highly variable and may not necessarily correlate with pre-tax income or loss. Effective during the second quarter of 2023, Illinois and New Jersey, two states in which the Company has significant operations, began permitting cannabis businesses to deduct ordinary and necessary business expenses from gross profit for state tax purposes.

The statutory federal tax rate was 21% during both periods. During the three months ended June 30, 2023 the Company had operations in seven U.S. geographic markets: Illinois, Maryland, Massachusetts, Michigan, New Jersey, Ohio, and Pennsylvania, which have state tax rates ranging from 6% to 11.5%. Certain states, including Michigan, Illinois, and New Jersey, do not align with IRC Section 280E for state tax purposes and permit the deduction of ordinary and necessary business expenses from gross profit in the calculation of state taxable income. There have been no material changes to income tax matters in connection with the normal course of our operations during the current year.
Income tax expense was $4,737, or 16.7%, of gross profit, during the three months ended June 30, 2023, as compared to $11,472, or 34.8%, of gross profit, during the three months ended June 30, 2022. The effective tax rate on gross profit for the three months ended June 30, 2023 benefited from a change in state tax legislation in Illinois and New Jersey that resulted in a higher deduction of ordinary and necessary business expenses and thereby reduced taxable income. The effective tax rate on gross profit for the three months ended June 30, 2023 also benefited from an incremental impact attributable to the tax accounting treatment of certain acquired intangible assets, partially offset by the tax impact of the ERTC Claim.

RESULTS OF OPERATIONS
Six Months Ended June 30, 2023 Compared with the Six Months Ended June 30, 2022

	Six Months Ended June 30,
($ in thousands)	2023	2022	Increase / (Decrease)
Revenue, net	$237,164	$182,589	$54,575	30%
Cost of goods sold	(173,141)	(126,174)	46,967	37%
Gross profit	64,023	56,415	7,608	13%
Gross profit %	27.0%	30.9%
Operating expenses
General and administrative expenses	71,753	66,800	4,953	7%
Settlement expense	—	5,000	(5,000)	NM*
Total operating expenses	71,753	71,800	(47)	NM*
Operating loss	(7,730)	(15,385)	(7,655)	(50)%

Other income (expense)
Interest expense	(19,456)	(15,277)	4,179	27%
Other, net	24,309	254	24,055	NM*
Total other income (expense)	4,853	(15,023)	19,876	132%
Loss before income taxes	(2,877)	(30,408)	(27,531)	(91)%
Income tax expense	(14,754)	(18,579)	(3,825)	(21)%
Net loss	$(17,631)	$(48,987)	$(31,356)	(64)%
*Not meaningful
Revenue
Revenue increased by $54,575, or 30%, during the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. Our revenue growth was primarily driven by $21,670 of incremental revenue from new dispensaries that opened during 2022 and 2023, which includes a benefit from the commencement of adult-use sales at our New Jersey dispensaries that began in 2022, partially offset by a decrease of $672 across our legacy locations, primarily in Illinois due to market competition. Additionally, we recognized incremental revenue from acquisitions of $13,311, which includes $1,729 from the Devi Maryland acquisition, $556 related to an Ohio processor that we acquired during the fourth quarter of 2022, and a benefit from store openings associated with licenses acquired during 2022. The current period also benefited from a $20,266 increase in net revenue related to our wholesale operations, primarily driven by an increase in wholesale volume sold, but partially offset by pricing pressure. As of June 30, 2023, we had 640 SKUs for our cultivation products, compared to 387 SKUs as of June 30, 2022.
Cost of Goods Sold and Gross Profit
Cost of goods sold increased by $46,967, or 37%, during the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. Cost of goods sold represents direct and indirect expenses attributable to the production of wholesale products as well as direct expenses incurred in purchasing products from other wholesalers. Gross profit for the six months ended June 30, 2023 was $64,023, representing a gross margin of 27.0%, compared to gross profit of $56,415 and gross margin of 30.9% for the six months ended June 30, 2022. The decrease in gross margin was primarily driven by pricing pressure and lower margins from our outlet stores, partially offset by improved utilization and production at our Massachusetts and New Jersey cultivation facilities. Additionally, the current period included $10,114 of write-downs of certain inventory items primarily within our Michigan and Massachusetts businesses due to pricing pressure in those markets, compared with total write-downs of $2,316 in the prior period.

General and Administrative Expenses
General and administrative expenses increased by $4,953, or 7%, during the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. The increase was primarily related to:
•a $8,643 increase in depreciation and amortization expense due to $7,319 of incremental amortization of licenses driven by prior year acquisitions and $1,324 of incremental depreciation expense due to a larger average balance of fixed assets in service;
•a $1,804 estimated reserve for a note receivable; and
•an $872 increase in compensation expense, net of $1,239 lower equity-based compensation expense.
These increases were partially offset by:
•a $3,518 decrease in professional services, external support, and legal expenses; and
•$2,311 lower overhead due to improved utilization at our cultivation facilities.
Settlement Expense
During the six months ended June 30, 2022, we recognized an expense of $5,000 related to the settlement of a stockholder dispute.
Interest Expense
Interest expense increased by $4,179, or 27%, during the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. The increase was primarily driven by higher cash interest expense based on average outstanding borrowings under our credit facility and higher non-cash interest accretion related to a financing agreement, partially offset by $2,180 of non-cash interest expense incurred in the prior year in connection with the additional draw under our credit facility. During the six months ended June 30, 2023, the Company had a weighted-average outstanding debt balance of $330,816 with a weighted-average interest rate of 9.8%, excluding finance leases, compared to a weighted-average debt balance of $250,224 during the six months ended June 30, 2022 with a weighted-average interest rate of 9.6%.
Other, net
Other, net increased by $24,055 during the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, primarily driven by the recognition of the $22,794 ERTC Claim and $1,174 of higher interest income largely attributable to a new loan receivable.
Income Tax Expense
Income tax expense was $14,754, or 23.0%, of gross profit, during the six months ended June 30, 2023, as compared to $18,579, or 32.9%, of gross profit, during the six months ended June 30, 2022. The effective tax rate on gross profit for the six months ended June 30, 2023 benefited from a change in state tax legislation in Illinois and New Jersey that resulted in a higher deduction of ordinary and necessary business expenses and thereby reduced taxable income. The effective tax rate on gross profit for the six months ended June 30, 2023 also benefited from an incremental impact attributable to the tax accounting treatment of certain acquired intangible assets, partially offset by the tax impact of the ERTC Claim.

NON-GAAP FINANCIAL MEASURES
We define “Adjusted Gross Profit” as gross profit excluding non-cash inventory costs, which include depreciation and amortization included in cost of goods sold, equity-based compensation included in cost of goods sold, start-up costs included in cost of goods sold, and other non-cash inventory adjustments. We define “Adjusted Gross Margin” as Adjusted Gross Profit as a percentage of net revenue. Our “Adjusted EBITDA” is a non-GAAP measure used by management that is not defined by U.S. GAAP and may not be comparable to similar measures presented by other companies. We define “Adjusted EBITDA Margin” as Adjusted EBITDA as a percentage of net revenue. Management calculates Adjusted EBITDA as the reported net income or loss, adjusted to exclude: income tax expense; other (income) expense; interest expense; depreciation and amortization; depreciation and amortization included in cost of goods sold; non-cash inventory adjustments; equity-based compensation; equity-based compensation included in cost of goods sold; start-up costs; start-up costs included in cost of goods sold; transaction-related and other non-recurring expenses; litigation settlement; and gain or loss on sale of assets. Accordingly, management believes that Adjusted EBITDA provides meaningful and useful financial information, as this measure demonstrates the operating performance of the business. Non-GAAP financial measures may be considered in addition to the results prepared in accordance with U.S. GAAP, but they should not be considered a substitute for, or superior to, U.S. GAAP results.
The following table presents Adjusted Gross Profit for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Gross Profit	$28,319	$32,968	$64,023	$56,415
Depreciation and amortization included in cost of goods sold	8,503	3,953	14,830	6,896
Equity-based compensation included in cost of goods sold	1,931	3,167	1,981	7,162
Start-up costs included in cost of goods sold(1)	—	4,248	1,570	8,171
Non-cash inventory adjustments(2)	6,172	112	10,114	2,316
Adjusted Gross Profit	$44,925	$44,448	$92,518	$80,960
Adjusted Gross Margin	36.5%	45.6%	39.0%	44.3%
(1)Incremental expenses associated with the expansion of activities at our cultivation facilities that are not yet operating at scale, including excess overhead expenses resulting from delays in regulatory approvals at certain cultivation facilities.
(2)Consists of write-offs of expired products, obsolete packaging, and net realizable value adjustments related to certain inventory items.

The following table presents Adjusted EBITDA for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Net income (loss)	$841	$(21,172)	$(17,631)	$(48,987)
Income tax expense	4,737	11,472	14,754	18,579
Other, net	(24,044)	(151)	(24,309)	(254)
Interest expense	10,481	9,246	19,456	15,277
Depreciation and amortization	15,543	7,010	29,262	12,685
Non-cash inventory adjustments(1)	6,172	112	10,114	2,316
Equity-based compensation	4,129	7,055	7,134	13,554
Start-up costs(2)	278	5,364	2,805	10,124
Transaction-related and other non-recurring expenses(3)	2,971	2,027	3,273	8,221
Loss (gain) on sale of assets	216	(72)	(226)	746
Litigation settlement	—	—	—	5,000
Adjusted EBITDA	$21,324	$20,891	$44,632	$37,261
Adjusted EBITDA Margin	17.3%	21.4%	18.8%	20.4%
(1)Consists of write-offs of expired products, obsolete packaging, and net realizable value adjustments related to certain inventory items.
(2)One-time costs associated with acquiring real estate, obtaining licenses and permits, and other costs incurred before commencement of operations at certain locations, as well as incremental expenses associated with the expansion of activities at our cultivation facilities that are not yet operating at scale, including excess overhead expenses resulting from delays in regulatory approvals at certain cultivation facilities. Also includes other one-time or non-recurring expenses, as applicable.
(3)Legal and professional fees associated with litigation matters, potential acquisitions, and other regulatory matters and other non-recurring expenses. The three and six months ended June 30, 2023 includes a fair value adjustment related to the OPA acquisition earn-out of $497 and $988, respectively, and also includes a $1,804 reserve on a note receivable.

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
Financing History and Future Capital Requirements
Historically, we have used private financing as a source of liquidity for short-term working capital needs and general corporate purposes. In May 2021, we completed an IPO of shares of our Class A common stock through which we raised aggregate net proceeds of approximately $86,065, after deducting underwriting discounts and commissions and certain direct offering expenses paid by us, and in August 2021 we entered into a credit facility under which we initially borrowed a $210,000 term loan. During the second quarter of 2022, we borrowed an additional $65,000 of term loans from certain lenders under the expansion feature of the credit facility, as further described below. Most recently, during the second quarter of 2023, we raised an aggregate of $7,000 in gross proceeds through a non-brokered private placement offering of an aggregate of 9,859 shares of the Company’s Class A common stock to a single investor.
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
As of June 30, 2023 and December 31, 2022, we had total current liabilities of $124,653 and $110,949, respectively, and total current assets of $213,143 and $198,743, respectively, which includes cash and cash equivalents of $68,046 and $74,146, respectively, to meet our current obligations. As of June 30, 2023, we had working capital of $88,490, compared to $87,794 as of December 31, 2022.
Approximately 92% and 90% of our cash and cash equivalents balance as of June 30, 2023 and December 31, 2022, respectively, is on deposit with banks, credit unions, or other financial institutions. We have not experienced any material impacts related to banking restrictions applicable to cannabis businesses. Our cash and cash equivalents balance is not restricted for use by variable interest entities.
As reflected in the Financial Statements, we had an accumulated deficit as of June 30, 2023 and December 31, 2022, as well as a net loss for the six months ended June 30, 2023 and 2022, which are indicators that raise substantial doubt of our ability to continue as a going concern. Management believes that substantial doubt of our ability to continue as a going concern for at least one year from the issuance of our Financial Statements has been alleviated due to: (i) cash on hand and (ii) continued growth of sales from our consolidated operations. Management plans to continue to access capital markets for additional funding through debt and/or equity financings to supplement future cash needs, as may be required. However, management cannot provide any assurances that the Company will be successful in accomplishing its business plans. If we are unable to raise additional capital on favorable terms, if at all, whenever necessary, we may be forced to decelerate or curtail certain of our operations until such time as additional capital becomes available.
Credit Facility
In August 2021, we entered into a credit facility (the “2021 Credit Facility”) which provided for an initial term loan of $210,000. We had the ability to request an increase in the 2021 Credit Facility up to $275,000 if the existing lenders (or other lenders) agreed to provide such additional term loans. During the second quarter of 2022, we borrowed an additional $65,000 of incremental term loans through this expansion feature (the “2022 Loans”) for total borrowings of $275,000 outstanding as of June 30, 2023. The 2021 Credit Facility matures on August 27, 2025 and does not require scheduled principal amortization payments. Borrowings under the 2021 Credit Facility bear interest at a rate of 9.5% per annum, payable quarterly. The initial proceeds from the 2021 Credit Facility were used, in part, to prepay certain then-outstanding debt obligations and, together with the 2022 Loans, fund working capital and general corporate matters, including, but not limited to, growth investments, acquisitions, capital expenditures, and other strategic initiatives.
Mandatory prepayments are required following certain events, including the proceeds of indebtedness that is not permitted under the agreement, asset sales, and casualty events, subject to customary reinvestment rights. We may prepay the 2021 Credit Facility at any time, subject to a customary make-whole payment or prepayment penalty, as applicable. Once repaid, amounts borrowed under the 2021 Credit Facility may not be re-borrowed. We may request an extension of the maturity date for 364 days, subject to the lenders’ discretion.
We are required to comply with two financial covenants under the 2021 Credit Agreement. Liquidity (defined as unrestricted cash and cash equivalents pledged under the 2021 Credit Facility plus any future revolving credit availability) may not be below $20,000 as of the last day of any fiscal quarter, and we may not permit the ratio of Consolidated EBITDA (as defined in the 2021 Credit Agreement) to consolidated cash interest expense for any period of four consecutive fiscal quarters to be less than 2.50:1.00. The Company has a customary equity cure right for each of these financial covenants. The Company is in compliance with these covenants as of June 30, 2023. Refer to Note 11, “Debt,” in the Financial Statements for additional information.
Financing Agreement
In December 2022, we received $19,364 pursuant to a financing agreement with a third-party lender (the “Financing Agreement”). The Company assigned to the lender its interests in the ERTC Claim that it submitted in November 2022 totaling approximately $22,794. If the Company does not receive the ERTC Claim, in whole or in part, the Company is required to repay the related portion of the funds received plus interest of 10% accrued from the date of the Financing Agreement through the repayment date. The Financing Agreement does not have a stated maturity date and the discount is being accreted to interest expense over an expected term. The Company’s obligations under the Financing Agreement will be satisfied upon receipt of the ERTC Claim, in full, or other full repayment. During the three and six months ended June 30, 2023, the Company received $17,520 of the ERTC Claim, which was remitted to the lender per the terms of the Financing Agreement, and recorded a receivable of $5,274 for the remaining claim amount that is outstanding as of June 30, 2023. The total claim amount of $22,794 was recognized as a component of “Other, net” on the unaudited Condensed Consolidated Statements of Operations in the Financial Statements during the three and six months ended June 30, 2023. Refer to Note 11, “Debt,” in the Financial Statements for additional information.
Cash Flows

	Six Months Ended June 30,
(in thousands)	2023	2022
Net cash provided by (used in) operating activities	$31,175	$(20,505)
Net cash used in investing activities	(24,936)	(48,342)
Net cash (used in) provided by financing activities	(12,339)	53,917
Operating Activities
Net cash provided by operating activities was $31,175 during the six months ended June 30, 2023, as compared to net cash used in operating activities of $20,505 during the six months ended June 30, 2022. The change was primarily driven by the recognition of the $22,794 ERTC Claim, of which $17,520 was received, as well as the timing of payments to suppliers and vendors and other working capital payments, and the timing and amount of income tax payments.

Investing Activities
Net cash used in investing activities decreased by $23,406 during the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. The decrease was primarily due to lower payments associated with acquisitions and lower capital expenditures, including a benefit from reimbursements under tenant improvement allowances, partially offset by lower proceeds from the sale of assets and higher investments in notes receivable.
Financing Activities
Net cash used in financing activities was $12,339 during the six months ended June 30, 2023, as compared to net cash provided by financing activities of $53,917 during the six months ended June 30, 2022. The change primarily due to higher repayments of debt in the current year and the absence of proceeds from the issuance of debt in the prior year, partially offset by proceeds from a private placement offering in the current year.
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
The following table summarizes the Company’s material future contractual obligations as of June 30, 2023:

(in thousands)	Commitments Due by Period
Contractual Obligations	Total	Remainder of 2023	2024 - 2025	2026 - 2027	Thereafter
Term notes(1)	$275,000	$—	$275,000	$—	$—
Fixed interest related to term notes(2)	56,402	13,170	43,232	—	—
Sellers’ Notes(3)	20,671	1,571	19,100	—	—
Finance arrangements(4)	20,931	1,238	4,941	5,275	9,477
Operating leases(5)	702,965	19,452	81,289	85,117	517,107
Finance leases(5)	2,371	342	1,368	661	—
Other commitments(6)	15,000	15,000	—	—	—
Total	$1,093,340	$50,773	$424,930	$91,053	$526,584
(1)Principal payments due under our term notes payable. Refer to Note 11, “Debt,” in the Financial Statements for additional information.
(2)Represents fixed interest rate payments on borrowings under the 2021 Credit Facility based on the principal outstanding at June 30, 2023. Interest payments could fluctuate based on prepayments or additional amounts borrowed.
(3)Consists of amounts owed for acquisitions or other purchases. Certain cash payments include an interest accretion component, and the timing of certain payments may vary based on regulatory approval. Refer to Note 11, “Debt,” in the Financial Statements for additional information. This amount excludes the potential earn-out payment related to the OPA acquisition that has an estimated fair value of $6,064 at June 30, 2023 and is dependent upon the commencement of adult-use cannabis sales in Ohio. Refer to Note 4, “Acquisitions,” in the Financial Statements for additional information.
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
(6)Related to the Story of PA CR, LLC acquisition. Refer to Note 4, “Acquisitions,” in the Financial Statements for additional information. We expect to fund up to an additional total of $10,000 under the research collaboration agreement over the ten years following the agreement date. Since the timing of the payments may vary, this amount has been excluded from the table above.

As of the date of this filing, we do not have any off-balance sheet arrangements, as defined by applicable regulations of the SEC, that have, or are reasonably likely to have, a material current or future effect on the results of our operations or financial condition, including, and without limitation, such considerations as liquidity and capital resources.
Capital Expenditures
We anticipate capital expenditures, net of tenant improvement allowances, of approximately $15,000 to $20,000 during the remainder of 2023. Changes to this estimate could result from the timing of various project start dates, which are subject to local and regulatory approvals, as well as capital allocation considerations. Spending at our cultivation and processing facilities includes: construction; purchase of capital equipment such as extraction equipment, heating, ventilation, and air conditioning equipment, and other manufacturing equipment; general maintenance; and information technology capital expenditures. Dispensary-related capital expenditures includes construction costs for the initial build-out of each location, general maintenance costs, and upgrades to existing locations.
During the remainder of 2023, we expect to complete the build out of the three dispensaries in Ohio related to the OPA transaction, complete certain projects at the newly acquired dispensaries in Maryland, and build out two total additional dispensaries in Illinois and Michigan. We also anticipate completing certain expansion projects across our cultivation facilities, as well as general maintenance activities across our cultivation facilities and dispensary locations. Management expects to fund capital expenditures by utilizing cash flows from operations and reimbursements under tenant improvement allowances from sale leaseback transactions.
As of June 30, 2023, our construction in progress (“CIP”) balance was $17,430 and relates to capital spending on projects that were not yet complete. This balance includes amounts related to: the expansion of our New Jersey cultivation facility; certain projects at our Illinois cultivation facility; the build out of dispensaries in Ohio; and other projects across our dispensaries and cultivation facilities.
Other Matters
Equity Incentive Plans
As of June 30, 2023, a total of 9,994 restricted common shares had been issued under the equity incentive plan approved in 2020 (the “2020 Plan”), of which 125 were unvested as of June 30, 2023.
In July 2021, the Company adopted a new stock incentive plan (the “2021 Plan”), pursuant to which 17,000 shares of Class A common stock are reserved for issuance thereunder, subject to certain adjustments and other terms. Following the adoption of the 2021 Plan, no additional awards are expected to be issued under the 2020 Plan. The 2021 Plan authorized the issuance of options, stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”), and other stock-based awards (collectively the “2021 Plan Awards”). On March 9, 2023, the Company’s board of directors unanimously approved, subject to stockholder approval, an amendment to the 2021 Plan (the “Amendment”) to increase the maximum number of shares of Class A common stock available for issuance under the 2021 Plan to an amount not to exceed 10% of the total number of issued and outstanding shares of Class A common stock, on a non-diluted basis, as constituted on the grant date of an award pursuant to the 2021 Plan. On May 5, 2023, the stockholders of the Company voted to approve the Amendment. As of June 30, 2023, there were 2,162 shares of Class A common stock available for grant for future equity-based compensation awards under the 2021 Plan.
During the six months ended June 30, 2023, the Company granted a total of 9,870 RSUs under the 2021 Plan. As of June 30, 2023, a total of 21,822 RSUs have been granted under the 2021 Plan, of which 13,776 are unvested as of June 30, 2023. Total unrecognized compensation cost related to the RSUs was $31,162 as of June 30, 2023, which is expected to be recognized over a weighted-average remaining period of 2.1 years.

Additionally, 4,826 stock option awards are outstanding as of June 30, 2023, of which 272 are exercisable. During the six months ended June 30, 2023, 3,048 options were granted and none were exercised. The outstanding options have a remaining weighted-average contractual life of 4.5 years as of June 30, 2023, and total unrecognized stock-based compensation expense related to unvested options was $3,288, which is expected to be recognized over a weighted-average remaining period of 3.2 years.
Total equity-based compensation expense was $4,457 and $5,915 during the three months ended June 30, 2023 and 2022, respectively, of which $2,259 and $2,027, respectively, was capitalized to inventory. As of June 30, 2023 and December 31, 2022, $2,414 and $536, respectively, remains capitalized in inventory. During the three months ended June 30, 2023 and 2022, we recognized $2,198 and $3,888, respectively, within “General and administrative expenses” on the unaudited Condensed Consolidated Statements of Operations in the Financial Statements and recognized $1,931 and $3,167, respectively, within “Cost of goods sold.” During the six months ended June 30, 2023 and 2022, we recognized $5,153 and $6,392, respectively, within “General and administrative expenses” and we recognized $1,981 and $7,162, respectively, within “Cost of goods sold.” Refer to Note 13, “Equity-Based Compensation Expense,” in the Financial Statements for additional information.
In July 2021, the Company adopted an employee stock purchase plan (the “2021 ESPP”), pursuant to which 4,000 shares of Class A common stock are reserved for issuance thereunder, subject to certain adjustments and other terms. As of June 30, 2023, no shares have been issued under the 2021 ESPP.
Lease-Related Transactions
In February 2023, we amended the lease related to our Franklin, New Jersey cultivation facility to increase the tenant improvement allowance, which resulted in increased rent amounts. We accounted for the amendment as a lease modification and remeasured the ROU asset and lease liability as of the amendment date. The modification resulted in a total additional tenant improvement allowance of $15,000, a reduction of $2,254 to the right of use (“ROU”) asset, and an increase of $12,746 to the lease liability.
In May 2023, we sold and subsequently leased back one of our capital assets in Pennsylvania for total proceeds of $15,000, excluding transaction costs. The transaction met the criteria for sale leaseback treatment. The lease was recorded as an operating lease and resulted in a lease liability of $12,758 and an ROU asset of $19,496, which includes an off-market lease adjustment of $6,738.
Refer to Note 10, “Leases,” in the Financial Statements for additional information regarding the Company’s leases.
Loan Receivable
In June 2023, the Company purchased $12,027 of the outstanding principal, at par, of a loan agreement (the “Maryland Loan Receivable”), plus the associated interest receivable. The agreement underlying the Maryland Loan Receivable (the “Maryland Loan Agreement”) is with a cannabis license holder in Maryland, matures on August 1, 2026, and provides for a base interest rate of 12.0% plus LIBOR (LIBOR floor of 1.0%) and a paid-in-kind (“PIK”) interest rate of 4.50%. The Maryland Loan Agreement requires monthly repayments equal to 10.0% of the outstanding balance (including PIK interest) and may be prepaid, subject to a customary make-whole payment or prepayment penalty, as applicable.
The Company recorded the Maryland Loan Receivable at an amortized cost basis of $12,622, which included a total of $595 of transaction-related expenses. The Company identified certain events of default and covenant violations as of June 30, 2023, including non-payment, and provided an acceleration notice declaring all amounts due and payable. During each of the three and six months ended June 30, 2023, the Company recognized a total of $965 of interest income, including certain default fees and premiums and PIK interest, which total remained outstanding as of June 30, 2023 and is recorded within “Other, net” on the accompanying unaudited Condensed Consolidated Statements of Operations in the Financial Statements. As of June 30, 2023, the all-in interest rate was 26.6%, which included a default penalty of 5%. Following the replacement of LIBOR, effective July 1, 2023, the interest rate transitioned from LIBOR to the secured overnight financing rate (“SOFR”) plus an alternative reference rate committee (“ARRC”) standard adjustment.

Additionally, during the three and six months ended June 30, 2023, the Company established a reserve of $1,804 for potential collectability that is included within “General and administrative expenses” on the accompanying unaudited Condensed Consolidated Statements of Operations and within “Other” on the unaudited Condensed Consolidated Statements of Cash Flows. Refer to Note 6, “Notes Receivable,” in the Financial Statements for additional information.
COVID-19 Pandemic
We continue to evaluate and implement actions to strengthen our financial position and support the continuity of our business and operations in the face of the COVID-19 pandemic (the “Pandemic”) and other events. Although our operations have not been materially affected to date, the ultimate severity of the Pandemic and its impact on the economic environment remains uncertain. We continue to generate operating cash flows to meet our short-term liquidity needs. While the Pandemic has not had a material impact on our results of operations to date, given the uncertainties associated with the Pandemic, we are unable to estimate the future impact of the Pandemic on our business, financial condition, results of operations, and/or cash flows in future periods. We believe we have sufficient liquidity available from cash and cash equivalents on hand of $68,046 as of June 30, 2023 to enable us to meet our working capital and other operating requirements, fund growth initiatives and capital expenditures, settle our liabilities, and pay scheduled interest payments on debt.
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
Following receipt of such notice, on January 13, 2022, the Company filed a complaint against MedMen and others in the Commercial Division of the Supreme Court of the State of New York (the “Court”), requesting specific performance that the transactions contemplated by the Investment Agreement must move forward, and such other relief as the Court may deem appropriate. The Company simultaneously moved for a temporary restraining order and preliminary injunction (the “Motion”) requiring MedMen to operate its New York business in the ordinary course of business and to refrain from any activities or transactions that might impair, encumber, or dissipate MedMen’s New York assets. The parties resolved the Motion via a “Stipulation and Order” entered by the Court on January 21, 2022 that requires that MMNY operate only in compliance with the law and in a manner consistent with its ordinary course of business that preserves all assets of MMNY. It further requires MMNY to not take certain actions, including any actions that would have a material adverse effect on MedMen’s New York business. On March 27, 2023, the parties entered a further stipulation that modified the January 21, 2022 Stipulation and Order by lifting the Court’s prohibition against a sale or transfer of MMNY or its assets. That further stipulation modifying the January 21, 2022 Stipulation and Order was entered by the Court on August 1, 2023.
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

On December 21, 2022, MedMen filed amended counterclaims, an answer, and affirmative defenses to the Company’s Second Amended Complaint. In addition to the allegations in MedMen’s earlier pleadings, MedMen now also alleges that the Company breached the Term Sheet. On January 20, 2023, the Company moved to dismiss MedMen’s amended counterclaims. The briefing on the Company’s motion to dismiss was completed as of March 3, 2023 and the Court heard oral arguments on that motion on July 18, 2023. The parties are currently awaiting the Court’s decision.
Following the Company’s decision to no longer consummate the contemplated transactions, during the third quarter of 2022, the Company expensed a total of $1,704 of capitalized costs, primarily consisting of capital expenditures or deposits that were incurred for certain locations. Additionally, during the fourth quarter of 2022, the Company established an estimated reserve of $3,700 related to the remaining amounts that it is actively pursuing collecting. The Company determined that the estimated reserve remained adequate as of June 30, 2023 and is included within “Other current assets” on the unaudited Condensed Consolidated Balance Sheets in the Financial Statements at June 30, 2023 and December 31, 2022.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our accompanying Financial Statements are prepared in accordance with U.S. GAAP, which requires us to make certain estimates in the application of our accounting policies based on the best assumptions, judgments, and opinions of our management. The Company’s significant accounting policies are described in Note 2, “Basis of Presentation and Significant Accounting Policies,” in the Financial Statements. For a description of our critical accounting policies, see Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report. There have been no significant changes to our critical accounting policies and estimates, except as disclosed in Note 2, “Basis of Presentation and Significant Accounting Policies,” to the Financial Statements.
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
REGULATORY ENVIRONMENT: ISSUERS WITH UNITED STATES CANNABIS-RELATED ASSETS
In accordance with the Canadian Securities Administration Staff Notice 51-352, information regarding the current federal and state-level United States regulatory regimes in those jurisdictions where we are currently directly and indirectly involved in the cannabis industry, through our subsidiaries and investments, is incorporated by reference from subsections “Overview of Government Regulation,” “Compliance with Applicable State Laws in the United States,” and “State Regulation of Cannabis,” under Item 1., “Business,” of the Company’s Annual Report, as filed with the SEC and with the relevant Canadian securities regulatory authorities under its profile on SEDAR+.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are exposed in varying degrees to various market risks, including changes in interest rates, prices of raw materials, and other financial instrument related risks. There have been no material changes in our market risks from those disclosed in Item 7A., “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2022.
Liquidity Risk
Liquidity risk is the risk that we will not be able to meet our financial obligations associated with financial liabilities. We manage liquidity risk through the effective management of our capital structure. Our approach to managing liquidity is to ensure that we will have sufficient liquidity at all times to settle obligations and liabilities when due.
As reflected in the Financial Statements, the Company had an accumulated deficit as of June 30, 2023 and December 31, 2022, as well as a net loss for the six months ended June 30, 2023 and 2022, which are indicators that raise substantial doubt of our ability to continue as a going concern. Management believes that substantial doubt of our ability to continue as a going concern for at least one year from the issuance of our Financial Statements has been alleviated due to: (i) cash on hand and (ii) continued growth of sales from our consolidated operations. Management plans to continue to access capital markets for additional funding through debt and/or equity financings to supplement future cash needs, as may be required. However, management cannot provide any assurances that we will be successful in accomplishing our business plans. If we are unable to raise additional capital on favorable terms, if at all, whenever necessary, we may be forced to decelerate or curtail certain of our operations until such time as additional capital becomes available.

ITEM 4. CONTROLS AND PROCEDURES.
a.Disclosure Controls and Procedures.
As of the end of the period covered by this report, our Principal Executive Officer and Principal Financial Officer evaluated our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Principal Executive Officers and Principal Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and (2) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
There have been no sales of unregistered securities during the quarter ended June 30, 2023, and from the period from July 1, 2023 to the filing date of this report, which have not been previously disclosed in a prior Current Report on Form 8-K, other than as described below.
On August 8, 2023, the Company granted 4 million restricted stock units in connection with an employment agreement. For more information, see “August 2023 RSU Grant” in Part II, Item 5., “Other Information” in this Form 10-Q.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5. OTHER INFORMATION.
August 2023 RSU Grant
As previously disclosed, the Company entered into an employment agreement, dated May 9, 2023, with John Hartmann, our new chief executive officer (the “CEO Employment Agreement”). On August 7, 2023, the Company’s board of directors approved the grant of 4 million restricted stock units (the “August 2023 RSUs”), to be granted as a one-time grant under the CEO Employment Agreement, outside of the Company’s 2021 Stock Incentive Plan. Accordingly, on August 8, 2023, Mr. Hartmann was granted the August 2023 RSUs with such award vesting subject to certain conditions provided in the CEO Employment Agreement. The Company issued the August 2023 RSUs pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving any public offering.
Securities Trading Plans of Directors and Executive Officers
During the three months ended June 30, 2023, none of our executive officers or directors adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

ITEM 6. EXHIBITS.
(a) EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Certificate of Incorporation	S-1	333-254800	3.4	April 23, 2021
3.2	Bylaws	S-1	333-254800	3.5	April 23, 2021
4.1	Specimen Stock Certificate evidencing the shares of common stock	S-1	333-254800	4.1	April 15, 2021
4.2	Form of Registration Rights Agreement	S-1	333-254800	4.2	April 23, 2021
4.3	Form of Warrant Agreement between Ascend Wellness Holdings, Inc. and each of the several lenders, dated June 30, 2022	10-Q	333-254800	4.5	August 15, 2022
10.1†	Amendment to the Ascend Wellness Holdings, Inc. 2021 Stock Incentive Plan	8-K	333-254800	10.1	May 9, 2023
10.2†	Employment Agreement between Ascend Wellness Holdings, Inc. and John Hartmann, dated May 9, 2023	8-K	333-254800	10.2	May 9, 2023
10.3†	Amendment No. 1 to the Amended and Restated Employment Agreement between Ascend Wellness Holdings, Inc. and Francis Perullo, dated May 9, 2023	8-K	333-254800	10.3	May 9, 2023
31.1*	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32‡	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Label Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Ascend Wellness Holdings, Inc.
August 9, 2023	/s/ Daniel Neville
Daniel Neville Chief Financial Officer (Principal Financial Officer)

August 9, 2023	/s/ Roman Nemchenko
Roman Nemchenko Executive Vice President, Chief Accounting Officer (Principal Accounting Officer)