Form 10-Q
period 2023-09-30
Ascend Wellness Holdings, Inc.
filed 2023-11-08
CIK 1756390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 6, 2023, there were 206,628,947 shares of the registrant’s Class A common stock, par value $0.001, and 65,000 shares of the registrant’s Class B common stock, par value $0.001, outstanding.

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
•the effect of adverse changes in wholesale and retail prices;
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

The list of factors above is illustrative and by no means exhaustive. Additional information regarding these risks and other risks and uncertainties we face is contained in our Annual Report on Form 10-K for the year ended December 31, 2022 and in other reports we may file from time to time with the United States Securities and Exchange Commission and the applicable Canadian securities regulatory authorities (including all amendments to those reports). Although the Company has attempted to identify important factors that could cause actual results to differ materially from those contained in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated, or intended.
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

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.
ASCEND WELLNESS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except per share amounts)	September 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$63,921	$74,146
Accounts receivable, net	25,379	14,101
Inventory	89,092	97,532
Notes receivable	16,661	3,423
Other current assets	16,272	9,541
Total current assets	211,325	198,743
Property and equipment, net	269,648	279,860
Operating lease right-of-use assets	132,387	108,810
Intangible assets, net	227,568	221,093
Goodwill	47,291	44,370
Other noncurrent assets	19,768	19,284
TOTAL ASSETS	$907,987	$872,160

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$54,581	$56,595
Current portion of debt, net	5,433	11,329
Operating lease liabilities, current	3,476	2,633
Income taxes payable	59,937	34,678
Other current liabilities	6,328	5,714
Total current liabilities	129,755	110,949
Long-term debt, net	301,989	319,297
Operating lease liabilities, noncurrent	262,988	229,816
Deferred tax liabilities, net	37,120	33,607
Other non-current liabilities	16,670	15,076
Total liabilities	748,522	708,745
Commitments and contingencies (Note 15)
Stockholders' Equity
Preferred stock, $0.001 par value per share; 10,000 shares authorized, none issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Class A common stock, $0.001 par value per share; 750,000 shares authorized; 205,870 and 187,999 shares issued and outstanding at September 30, 2023 and December 31, 2022	206	188
Class B common stock, $0.001 par value per share, 100 shares authorized; 65 issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Additional paid-in capital	455,278	430,375
Accumulated deficit	(296,019)	(267,148)
Total stockholders' equity	159,465	163,415
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$907,987	$872,160
The accompanying notes are an integral part of the condensed consolidated financial statements.

ASCEND WELLNESS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2023	2022	2023	2022
Revenue, net	$141,268	$111,238	$378,432	$293,827
Cost of goods sold	(97,712)	(74,602)	(270,853)	(200,776)
Gross profit	43,556	36,636	107,579	93,051
Operating expenses
General and administrative expenses	40,009	34,159	111,762	100,959
Settlement expense	—	—	—	5,000
Total operating expenses	40,009	34,159	111,762	105,959
Operating profit (loss)	3,547	2,477	(4,183)	(12,908)

Other income (expense)
Interest expense	(8,963)	(8,434)	(28,419)	(23,711)
Other, net	902	273	25,211	527
Total other expense	(8,061)	(8,161)	(3,208)	(23,184)
Loss before income taxes	(4,514)	(5,684)	(7,391)	(36,092)
Income tax expense	(6,726)	(11,178)	(21,480)	(29,757)
Net loss	$(11,240)	$(16,862)	$(28,871)	$(65,849)

Net loss per share attributable to Class A and Class B common stockholders — basic and diluted	$(0.05)	$(0.09)	$(0.15)	$(0.36)
Weighted-average common shares outstanding — basic and diluted	205,710	187,697	196,616	181,833

The accompanying notes are an integral part of the condensed consolidated financial statements.

ASCEND WELLNESS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Nine Months Ended September 30, 2023
	Class A and Class B Common Stock
(in thousands)	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
December 31, 2022	188,064	$188	$430,375	$(267,148)	$163,415
Vesting of equity-based payment awards	2,023	2	(2)	—	—
Equity-based compensation expense	—	—	4,555	—	4,555
Taxes withheld under equity-based compensation plans, net	(521)	(1)	(536)	—	(537)
Net loss	—	—	—	(18,472)	(18,472)
March 31, 2023	189,566	$189	$434,392	$(285,620)	$148,961
Shares issued in private placement, net of offering expenses	9,859	10	6,990	—	7,000
Shares issued in acquisitions or asset purchases	5,185	5	4,765	—	4,770
Vesting of equity-based payment awards	382	1	(1)	—	—
Equity-based compensation expense	—	—	4,457	—	4,457
Taxes withheld under equity-based compensation plans, net	(102)	—	(74)	—	(74)
Net income	—	—	—	841	841
June 30, 2023	204,890	$205	$450,529	$(284,779)	$165,955
Vesting of equity-based payment awards	1,384	1	(1)	—	—
Equity-based compensation expense	—	—	4,964	—	4,964
Taxes withheld under equity-based compensation plans, net	(339)	—	(214)	—	(214)
Net loss	—	—	—	(11,240)	(11,240)
September 30, 2023	205,935	$206	$455,278	$(296,019)	$159,465

	Nine Months Ended September 30, 2022
	Class A and Class B Common Stock
(in thousands)	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
December 31, 2021	171,586	$171	$362,555	$(186,249)	$176,477
Vesting of equity-based payment rewards	4,131	4	(4)	—	—
Equity-based compensation expense	—	—	14,306	—	14,306
Taxes withheld under equity-based compensation plans, net	(1,260)	(1)	(4,941)	—	(4,942)
Net loss	—	—	—	(27,815)	(27,815)
March 31, 2022	174,457	$174	$371,916	$(214,064)	$158,026
Shares issued in acquisitions or asset purchases	12,900	13	42,944	—	42,957
Vesting of equity-based payment awards	138	—	—	—	—
Equity-based compensation expense	—	—	4,170	—	4,170
Issuance of warrants	—	—	2,639	—	2,639
Net loss	—	—	—	(21,172)	(21,172)
June 30, 2022	187,495	$187	$421,669	$(235,236)	$186,620
Vesting of equity-based payment awards	570	1	(1)	—	—
Equity-based compensation expense	—	—	4,545	—	4,545
Taxes withheld under equity-based compensation plans, net	(96)	—	(234)	—	(234)
Net loss	—	—	—	(16,862)	(16,862)
September 30, 2022	187,969	$188	$425,979	$(252,098)	$174,069
The accompanying notes are an integral part of the condensed consolidated financial statements.

ASCEND WELLNESS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
(in thousands)	2023	2022
Cash flows from operating activities
Net loss	$(28,871)	$(65,849)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	44,192	25,824
Amortization of operating lease assets	827	1,014
Non-cash interest expense	7,082	4,466
Equity-based compensation expense	13,976	17,662
Deferred income taxes	(10,875)	(3,725)
(Gain) loss on sale of assets	(226)	450
Other	17,837	8,069
Changes in operating assets and liabilities, net of effects of acquisitions
Accounts receivable	(11,278)	(5,763)
Inventory	(5,693)	(34,754)
Other current assets	(5,726)	4,734
Other noncurrent assets	(484)	235
Accounts payable and accrued liabilities	12,601	8,564
Other current liabilities	615	(650)
Lease liabilities	(569)	(521)
Income taxes payable	25,258	17,959
Net cash provided by (used in) operating activities	58,666	(22,285)
Cash flows from investing activities
Additions to capital assets	(16,012)	(62,959)
Investments in notes receivable	(15,169)	(2,391)
Collection of notes receivable	245	245
Proceeds from sale of assets	15,000	39,225
Acquisition of businesses, net of cash acquired	(19,857)	(24,890)
Purchase of intangible assets	(15,943)	(43,781)
Net cash used in investing activities	(51,736)	(94,551)
Cash flows from financing activities
Proceeds from issuance of common stock in private placement	7,000	—
Proceeds from issuance of debt	—	65,000
Repayments of debt	(23,188)	(2,289)
Repayments under finance leases	(256)	(23)
Debt issuance costs	—	(4,998)
Taxes withheld under equity-based compensation plans, net	(711)	(4,942)
Net cash (used in) provided by financing activities	(17,155)	52,748
Net decrease in cash, cash equivalents, and restricted cash	(10,225)	(64,088)
Cash, cash equivalents, and restricted cash at beginning of period	74,146	155,481
Cash, cash equivalents, and restricted cash at end of period	$63,921	$91,393

The accompanying notes are an integral part of the condensed consolidated financial statements.

ASCEND WELLNESS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED, UNAUDITED)

	Nine Months Ended September 30,
(in thousands)	2023	2022
Supplemental Cash Flow Information
Interest paid	$20,579	$17,100
Income taxes paid, net of refunds	7,057	15,505

Non-cash investing and financing activities
Capital expenditures incurred but not yet paid	6,102	7,324
Issuance of shares in business acquisitions	4,770	—
Taxes withheld under equity-based compensation plans, net	214	234
Issuance of shares for intangible assets	—	42,957
Warrants issued with notes payable	—	2,639
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
2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with (i) United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information, and (ii) the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of our management, our unaudited condensed consolidated financial statements and accompanying notes (the “Financial Statements”) include all normal recurring adjustments that are necessary for the fair statement of the interim periods presented. Interim results of operations are not necessarily indicative of results for the full year, or any other period. The Financial Statements should be read in conjunction with our audited consolidated financial statements (and notes thereto) in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “Annual Report”), as filed with the United States Securities and Exchange Commission (“SEC”) and with the relevant Canadian securities regulatory authorities under its profile on the System for Electronic Document Analysis and Retrieval Plus (“SEDAR+”). Except as noted below, there have been no material changes to the Company’s significant accounting policies and estimates during the nine months ended September 30, 2023.
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

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

Liquidity
As reflected in the Financial Statements, the Company had an accumulated deficit as of September 30, 2023 and December 31, 2022, as well as a net loss for the nine months ended September 30, 2023 and 2022, which are indicators that raise substantial doubt of our ability to continue as a going concern. Management believes that substantial doubt of our ability to continue as a going concern for at least one year from the issuance of these Financial Statements has been alleviated due to: (i) cash on hand and (ii) continued growth of sales from our consolidated operations. Management plans to continue to access capital markets for additional funding through debt and/or equity financings to supplement future cash needs, as may be required. However, management cannot provide any assurances that the Company will be successful in accomplishing its business plans. If the Company is unable to raise additional capital whenever necessary, it may be forced to decelerate or curtail certain of its operations until such time as additional capital becomes available.
Cash and Cash Equivalents and Restricted Cash
As of September 30, 2023 and December 31, 2022, we did not hold significant restricted cash or cash equivalents.
Fair Value of Financial Instruments
During the nine months ended September 30, 2023 and 2022, we had no transfers of assets or liabilities between any of the hierarchy levels.
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
Basic EPS is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted EPS reflects potential dilution and is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period increased by the number of additional common shares that would have been outstanding if all potential common shares had been issued and were dilutive. However, potentially dilutive securities are excluded from the computation of diluted EPS to the extent that their effect is anti-dilutive. Potential dilutive securities include incremental shares of common stock issuable upon the exercise of warrants, unvested restricted stock awards, unvested restricted stock units, and outstanding stock options, as applicable. At September 30, 2023 and 2022, 26,840 and 15,069 shares of common stock equivalents, respectively, were excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Retail revenue	$101,263	$82,793	$273,862	$221,639
Wholesale revenue	68,671	51,466	188,263	131,513
	169,934	134,259	462,125	353,152
Elimination of inter-company revenue	(28,666)	(23,021)	(83,693)	(59,325)
Total revenue, net	$141,268	$111,238	$378,432	$293,827
The liability related to the loyalty program we offer dispensary customers at certain locations was $1,019 and $672 at September 30, 2023 and December 31, 2022, respectively, and is included within “Other current liabilities” on the accompanying unaudited Condensed Consolidated Balance Sheets. The Company recorded $1,491 and $493 in allowance for doubtful accounts as of September 30, 2023 and December 31, 2022, respectively. Write-offs were not significant during the three and nine months ended September 30, 2023 and 2022.
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
2023 Acquisition
On April 27, 2023, the Company acquired 100% of the membership interests of certain entities related to Devi Holdings, Inc. (“Devi”), pursuant to a definitive agreement that was entered into on January 25, 2023 (the “Maryland Agreement”). Through the Maryland Agreement, the Company acquired the four licensed medical cannabis dispensaries that Devi owned and operated in Maryland (“Devi Maryland”). Total consideration at closing consisted of cash consideration of $12,000, subject to customary closing conditions and working capital adjustments, and 5,185 shares of Class A common stock with an estimated fair value of $4,770 at issuance. Acquisition related costs incurred during the nine months ended September 30, 2023 were not material.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

Preliminary Purchase Price Allocation

(in thousands)	Devi Maryland
Assets acquired (liabilities assumed):
Cash	$143
Inventory	447
Prepaids and other current assets	114
Property and equipment(1)	4,593
Licenses(2)	9,790
Goodwill(3)	2,921
Accounts payable and accrued liabilities(4)	(1,238)
Net assets acquired	$16,770

Consideration transferred:
Cash	$12,000
Fair value of shares issued(5)	4,770
Total consideration	$16,770
(1)Consists of: furniture, fixtures, and equipment of $953; land of $364; and buildings of $3,276.
(2)The amortization period of the acquired licenses is 10 years. During the three months ended September 30, 2023, we refined certain estimates related to the fair value of the acquired licenses and recorded a measurement period purchase accounting adjustment that increased the value by $740, with a related impact to goodwill.
(3)Goodwill is largely attributable to the value we expect to obtain from long-term business growth and buyer-specific synergies. The Company is evaluating whether the goodwill is deductible for tax purposes under the limitations imposed under Internal Revenue Code (“IRC”) Section 280E. See Note 14, “Income Taxes,” for additional information.
(4)During the three months ended September 30, 2023, we refined certain estimates related to the accounts payable assumed in the acquisition and recorded a measurement period purchase accounting adjustment that reduced the estimate by $257, with a related impact to goodwill.
(5)The seller received 5,185 shares of Class A common stock with a fair value of $4,770.
Our results of operations for the three and nine months ended September 30, 2023 include $9,541 and $11,270, respectively, of net revenue and $688 and $15, respectively, of net income related to Devi Maryland. Pro forma financial information is not presented, as such results are immaterial to both the current and prior periods.
2022 Acquisition
Effective October 14, 2022, the Company acquired Marichron Pharma LLC (“Marichron”), a medical cannabis processor in Ohio. The purchase price allocation remains preliminary as the Company finalizes certain estimates of the fair value of the net assets acquired within the measurement period. There was no incremental revenue associated with third-party sales related to Marichron during the three months ended September 30, 2023. Our results of operations for the nine months ended September 30, 2023 include $556 of net revenue related to Marichron and the three and nine months ended September 30, 2023 include $175 and $919, respectively, of net loss.

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
Of the total funding commitment, $15,000 was paid in April 2022. A second payment of $15,000 was paid in August 2023 and is included within “Accounts payable and other accrued liabilities” on the unaudited Condensed Consolidated Balance Sheet at December 31, 2022. The additional $10,000 due under the funding commitment is included within “Other non-current liabilities” on the unaudited Condensed Consolidated Balance Sheet at September 30, 2023 and December 31, 2022. A total of $943 due under one of the consulting agreements was paid during the nine months ended September 30, 2023, which includes the final required payment.
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
The Company determined OPA is a VIE and the Company became the primary beneficiary as of the signing date; therefore, OPA is consolidated as a VIE. To account for the initial consolidation of OPA, management applied the acquisition method discussed above. The total estimated fair value of the transaction consideration was determined to be $24,132 and consists of the fair value of the cash consideration of $19,290 plus the initial estimated fair value of the contingent consideration of $4,842. Of the total cash consideration, $11,300 was funded at signing pursuant to note agreements. The $11,000 payment that is due at final closing (the “OPA Sellers’ Note”) was recorded net of a discount of $3,010 based on the estimated payment date utilizing the Company’s incremental borrowing rate and is included within “Long-term debt, net” on the accompanying unaudited Condensed Consolidated Balance Sheet at September 30, 2023 and December 31, 2022; refer to Note 11, “Debt,” for additional information. The license intangible asset acquired was determined to have an estimated fair value of $21,684 and the three properties had an estimated fair value of $2,448, which was determined using a market approach based on the total transaction consideration. The license acquired will be amortized in accordance with the Company’s policy once operations commence. During the third quarter of 2023, the Company recorded an acquisition-related deferred tax liability of $9,516, which was allocated to the estimated fair value of the license.
The estimated fair value of the contingent consideration was determined utilizing an income approach based on a probability-weighted estimate of the future payment discounted using the Company’s estimated incremental borrowing rate and is classified within Level 3 of the fair value hierarchy. As of September 30, 2023 and December 31, 2022, the estimated fair value of this contingent consideration was $6,670 and $5,076, respectively, and is included within “Other non-current liabilities” on the accompanying unaudited Condensed Consolidated Balance Sheets. The $606 and $1,594 change in fair value during the three and nine months ended September 30, 2023, respectively, is included within “General and administrative expenses” on the unaudited Condensed Consolidated Statement of Operations. Direct transaction expenses of $224 were incurred during the year ended December 31, 2022. The Company determined the fair value of any noncontrolling interest is de minimis. Refer to Note 8, “Variable Interest Entities,” for additional information regarding the Company’s VIEs.
Illinois Licenses
In August 2022, the Company entered into definitive agreements to acquire two additional licenses in Illinois. Neither of these licenses were associated with active operations at signing and the transfer of each license is subject to regulatory review and approval.
One transaction was entered on August 11, 2022 for total cash consideration of $5,500. The Company accounted for this transaction as an asset acquisition and allocated the cash consideration as the cost of the license acquired. Of the total cash consideration, $3,000 was paid at signing and $2,500 is due at final closing, which the Company anticipates may occur within the twelve months following the commencement of operations at the associated location that began during the second quarter of 2023. During the second quarter of 2023, the Company recorded an acquisition-related deferred tax liability of $2,414, which was allocated to the license as additional cost basis. The closing payment is included as a sellers’ note within “Current portion of debt, net” on the accompanying unaudited Condensed Consolidated Balance Sheet at September 30, 2023 and “Long-term Debt, net” at December 31, 2022; refer to Note 11, “Debt,” for additional information.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

The second transaction was entered on August 12, 2022 for total cash consideration of $5,600. The Company accounted for this transaction as an asset acquisition and allocated the cash consideration as the cost of the license acquired. The consideration will be paid at final closing and is included as a sellers’ note within “Long-term, debt, net” on the accompanying unaudited Condensed Consolidated Balance Sheet at September 30, 2023 and December 31, 2022; refer to Note 11, “Debt,” for additional information. During the third quarter of 2023, the Company recorded an acquisition-related deferred tax liability of $2,458, which was allocated to the license as additional cost basis.
5. INVENTORY
The components of inventory are as follows:

(in thousands)	September 30, 2023	December 31, 2022
Materials and supplies	$15,928	$16,115
Work in process	35,431	49,586
Finished goods	37,733	31,831
Total	$89,092	$97,532
Total compensation expense capitalized to inventory was $18,552 and $14,406 during the three months ended September 30, 2023 and 2022, respectively, and $52,847 and $39,961 during the nine months ended September 30, 2023 and 2022, respectively. At September 30, 2023 and December 31, 2022, $12,420 and $15,920, respectively, of compensation expense remained capitalized as part of inventory. The Company recognized, as a component of cost of goods sold, total write-downs of $2,938 and $4,049 during the three months ended September 30, 2023 and 2022, respectively, and $13,052 and $6,365 during the nine months ended September 30, 2023 and 2022, respectively, related to net realizable value adjustments, expired products, and obsolete packaging. These amounts are included within “Other” on the unaudited Condensed Consolidated Statements of Cash Flows.
6. NOTES RECEIVABLE

(in thousands)	September 30, 2023	December 31, 2022
Maryland Loan Receivable(1)	$10,690	$—
Massachusetts Note(2)	3,549	1,001
MMNY - working capital loan(3)	2,422	2,422
Total	$16,661	$3,423
(1)In June 2023, the Company purchased $12,027 of the outstanding principal, at par, of a loan agreement (the “Maryland Loan Receivable”), plus the associated interest receivable. The agreement underlying the Maryland Loan Receivable (the “Maryland Loan Agreement”) is with a cannabis license holder in Maryland that matures on August 1, 2026. The Maryland Loan Agreement initially provided for a base interest rate of 12.0% plus LIBOR (LIBOR floor of 1.0%) and a paid-in-kind (“PIK”) interest rate of 4.5%. Following the replacement of LIBOR, effective July 1, 2023, the LIBOR component of the interest rate transitioned to the secured overnight financing rate (“SOFR”) plus an alternative reference rate committee (“ARRC”) standard adjustment. As of September 30, 2023, the all-in interest rate was 26.9%, which included a default penalty of 5.0%. The Maryland Loan Agreement requires monthly repayments equal to 10.0% of the outstanding balance (including PIK interest) and may be prepaid, subject to a customary make-whole payment or prepayment penalty, as applicable. Mandatory prepayments are required from the proceeds of certain events. The Maryland Loan Agreement contains customary events of default including: non-payment of principal, interest, or other amounts due; violations of covenants; bankruptcy; change of control; cross defaults to other debt; and material judgments. The Maryland Loan Agreement is guaranteed by certain owners of the borrowing entity and is secured by substantially all of the assets of the borrowing entity, excluding certain cannabis-related assets where prohibited. The Maryland Loan Agreement contains financial covenants including: a minimum adjusted EBITDA; a minimum free cash flow; a maximum total leverage ratio; a minimum fixed charge coverage ratio, and a minimum cash balance, each as provided for in the Maryland Loan Agreement. The Maryland Loan Agreement also contains non-financial covenants including restrictions on: indebtedness; liens; fundamental changes; disposal of assets; issuance of stock; sale and leaseback transactions; capital expenditures; and certain other matters.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

The Company recorded the Maryland Loan Receivable at an amortized cost basis of $12,622. A total of $595 of transaction-related expenses were capitalized as part of the amortized cost basis and are being amortized to interest income over the term. The Company identified certain events of default and covenant violations, including non-payment, and provided an acceleration notice during the second quarter of 2022 that declared all amounts due and payable. Such events of default and covenant violations were not remedied as of September 30, 2023. During the three and nine months ended September 30, 2023, the Company recognized a total of $917 and $1,882, respectively, of interest income, including certain default fees and premiums and PIK interest, which total remained outstanding as of September 30, 2023 and is recorded within “Other, net” on the accompanying unaudited Condensed Consolidated Statements of Operations.
Additionally, during the nine months ended September 30, 2023, the Company established a reserve of $1,804 for potential collectability that is included within “General and administrative expenses” on the accompanying unaudited Condensed Consolidated Statements of Operations and within “Other” on the unaudited Condensed Consolidated Statements of Cash Flows.
(2)In May 2022 the Company issued a secured promissory note to a retail dispensary license holder in Massachusetts providing up to $3,500 of funding (the “Massachusetts Note”). The Massachusetts Note accrues interest at a fixed annual rate of 11.5%, which is reflected in the total balance outstanding in the table above. Following the opening of the borrower’s retail dispensary, which had not occurred as of September 30, 2023, the principal amount is due monthly through the maturity date of May 25, 2026. The borrower may prepay the outstanding principal amount, plus accrued interest thereon. Borrowings under the Massachusetts Note are secured by the assets of the borrower. The borrower is partially owned by an entity that is managed, in part, by one of the founders of the Company. Additionally, the Company transacts with the retail dispensary in the ordinary course of business.
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
No impairment losses on notes receivable were recognized during the nine months ended September 30, 2023 or 2022, other than as described above.
Additionally, a total of $4,059 is outstanding at September 30, 2023 related to a promissory note issued to the owner of a property that the Company is leasing, of which $168 and $3,891 is included in “Other current assets” and “Other noncurrent assets,” respectively, on the unaudited Condensed Consolidated Balance Sheet. At December 31, 2022, $4,181 was outstanding, of which $163 and $4,018 is included in “Other current assets” and “Other noncurrent assets,” respectively, on the unaudited Condensed Consolidated Balance Sheet.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

7. PROPERTY AND EQUIPMENT
Property and equipment consists of the following:

(in thousands)	September 30, 2023	December 31, 2022
Leasehold improvements	$180,062	$174,099
Furniture, fixtures, and equipment	69,691	63,974
Buildings	63,186	71,951
Construction in progress	22,410	9,633
Land	5,242	6,505
Property and equipment, gross	340,591	326,162
Less: accumulated depreciation	70,943	46,302
Property and equipment, net	$269,648	$279,860
Total depreciation expense was $8,531 and $6,405 during the three months ended September 30, 2023 and 2022, respectively, and $24,958 and $18,079 during the nine months ended September 30, 2023 and 2022, respectively. Total depreciation expense capitalized to inventory was $6,227 and $4,657 during the three months ended September 30, 2023 and 2022, respectively, and $18,628 and $13,629 during the nine months ended September 30, 2023 and 2022, respectively. At September 30, 2023 and December 31, 2022, $5,163 and $6,548, respectively, of depreciation expense remained capitalized as part of inventory.
The table above includes equipment with a gross value of $2,321 and $1,086 as of September 30, 2023 and December 31, 2022, respectively, and accumulated amortization of $409 and $89, respectively, that the Company is renting under finance leases pursuant to a master lease agreement that was entered into in June 2022 and allows for an aggregate of $15,000 of such leases. Refer to Note 10, “Leases,” for additional information regarding our lease arrangements.
During the nine months ended September 30, 2023, the Company recognized a loss of $323 related to the sale of one property that is included within “General and administrative expenses” on the unaudited Condensed Consolidated Statements of Operations, and wrote-off $317 of accumulated depreciation. Refer to Note 10, “Leases,” for additional information regarding this sale leaseback transaction. Additionally, during the three and nine months ended September 30, 2023, the Company wrote-off $1,259 of certain construction in progress projects, which is included within “General and administrative expenses” on the unaudited Condensed Consolidated Statements of Operations and within “Other” on the unaudited Condensed Consolidated Statements of Cash Flows.

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
The following tables present the summarized financial information about the Company’s consolidated VIEs which are included in the unaudited Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022 and in the unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2023 and 2022, as applicable. These entities were determined to be VIEs since the Company possesses the power to direct the significant activities of the VIEs and has the obligation to absorb losses or the right to receive benefits from the VIEs. The information below excludes intercompany balances and activity that eliminate in consolidation.

	Ohio Patient Access
(in thousands)	September 30, 2023	December 31, 2022
Current assets	$30	$—
Other noncurrent assets	42,124	24,675
Current liabilities	18,247	1,675
Noncurrent liabilities	9,516	—
Deficit	(2,457)	(588)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(in thousands)	Ohio Patient Access	Ascend Illinois(1)	Ohio Patient Access	Ascend Illinois(1)
Revenue, net	$—	$68,346	$—	$197,152
Net (loss) income	(672)	8,834	(1,869)	22,034
(1)In December 2022, following regulatory approvals for the title transfer of certain licenses, Ascend Illinois (including its subsidiaries) is wholly-owned by Ascend Wellness Holdings, Inc. and therefore is no longer considered a VIE as of December 31, 2022.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

9. INTANGIBLE ASSETS AND GOODWILL

(in thousands)	September 30, 2023	December 31, 2022
Intangible Assets
Licenses and permits	$251,097	$226,919
In-place leases	19,963	19,963
Trade names	380	380
	271,440	247,262
Accumulated amortization:
Licenses and permits	(29,090)	(13,035)
In-place leases	(14,402)	(12,754)
Trade names	(380)	(380)
	(43,872)	(26,169)

Total intangible assets, net	$227,568	$221,093
Amortization expense related to intangible assets was $5,876 and $1,931 during the three months ended September 30, 2023 and 2022, respectively, and $17,703 and $5,832 during the nine months ended September 30, 2023 and 2022, respectively. Total amortization expense capitalized to inventory was $685 and $407 during the three months ended September 30, 2023 and 2022, respectively, and $2,106 and $1,221 during the nine months ended September 30, 2023 and 2022, respectively. At September 30, 2023 and December 31, 2022, $955 and $1,101, respectively, of amortization expense remained capitalized as part of inventory.
No impairment indicators were noted during the nine months ended September 30, 2023 or 2022 and, as such, we did not record any impairment charges during either period.
Goodwill

(in thousands)
Balance, December 31, 2022	$44,370
Acquisitions(1)	2,921
Balance, September 30, 2023	$47,291
(1)Refer to Note 4, “Acquisitions,” for additional information.

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
The components of lease assets and lease liabilities and their classification on the unaudited Condensed Consolidated Balance Sheets were as follows:

(in thousands)	Classification	September 30, 2023	December 31, 2022
Lease assets
Operating leases	Operating lease right-of-use assets	$132,387	$108,810
Finance leases	Property and equipment, net	1,912	997
Total lease assets		$134,299	$109,807

Lease liabilities
Current liabilities
Operating leases	Operating lease liabilities, current	$3,476	$2,633
Finance leases	Current portion of debt, net	479	207
Noncurrent liabilities
Operating leases	Operating lease liabilities, noncurrent	262,988	229,816
Finance leases	Long-term debt, net	1,326	695
Total lease liabilities		$268,269	$233,351

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

The components of lease costs and classification within the unaudited Condensed Consolidated Statements of Operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Operating lease costs
Capitalized to inventory	$9,262	$7,649	$25,960	$21,485
General and administrative expenses	651	686	1,914	1,945
Total operating lease costs	$9,913	$8,335	$27,874	$23,430

Finance lease costs
Amortization of leased assets(1)	$138	$26	$320	$26
Interest on lease liabilities	68	13	138	13
Total finance lease costs	$206	$39	$458	$39
(1)Included as a component of depreciation expense within “General and administrative expenses” on the accompanying unaudited Condensed Consolidated Statements of Operations.
At September 30, 2023 and December 31, 2022, $5,964 and $6,660, respectively, of lease costs remained capitalized in inventory.
The following table presents information on short-term and variable lease costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Total short-term and variable lease costs	$1,176	$1,404	$3,353	$3,873
Sublease income generated during the three and nine months ended September 30, 2023 and 2022 was immaterial.
The following table includes supplemental cash and non-cash information related to our leases:

	Nine Months Ended September 30,
(in thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$27,581	$22,987
Operating cash flows from finance leases	138	13
Financing cash flows from finance leases	256	23
ROU assets obtained in exchange for new lease obligations
Operating leases	$34,583	$35,774
Finance leases	1,159	883

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

The following table summarizes the weighted-average remaining lease term and discount rate:

	September 30, 2023	December 31, 2022
Weighted-average remaining term (years)
Operating leases	14.5	15.1
Finance leases	3.3	3.7
Weighted-average discount rate
Operating leases	15.1%	14.8%
Finance leases	13.7%	13.6%
The amounts of future undiscounted cash flows related to the lease payments over the lease terms and the reconciliation to the present value of the lease liabilities as recorded on our unaudited Condensed Consolidated Balance Sheet as of September 30, 2023 are as follows:

(in thousands)	Operating Lease Liabilities	Finance Lease Liabilities
Remainder of 2023	$9,791	$173
2024	40,461	693
2025	41,649	693
2026	42,444	572
2027	43,581	103
Thereafter	521,976	—
Total lease payments	699,902	2,234
Less: imputed interest	433,438	429
Present value of lease liabilities	$266,464	$1,805
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
During the nine months ended September 30, 2023, we received a total of $1,990 under the capital expenditure allowance associated with two leases in Pennsylvania that was recorded as a tenant improvement allowance, which, based on the modified lease terms, resulted in $1,075 of additional lease liabilities, a reduction of $366 to the ROU asset, and a net gain of $549 during the nine months ended September 30, 2023, which is included in “General and administrative expenses” on the unaudited Condensed Consolidated Statement of Operations.

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

(in thousands)	Remainder of 2023	2024	2025	2026	2027	Thereafter	Total
Cash payments due under financing liabilities	$587	$2,416	$2,525	$2,599	$2,676	$9,477	$20,280
11. DEBT

(in thousands)	September 30, 2023	December 31, 2022
2021 Credit Facility(1)	$275,000	$275,000
Sellers’ Notes(2)	18,258	27,606
Finance liabilities(3)	18,100	18,100
Financing Agreement(4)	1,668	19,364
Finance leases(5)	1,805	902
Total debt	$314,831	$340,972

Current portion of debt	5,433	11,347
Less: unamortized deferred financing costs	—	18
Current portion of debt, net	$5,433	$11,329

Long-term debt	309,398	329,625
Less: unamortized deferred financing costs	7,409	10,328
Long-term debt, net	$301,989	$319,297
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
The Company is required to comply with two financial covenants under the 2021 Credit Agreement. The Company may not permit its liquidity (defined as unrestricted cash and cash equivalents pledged under the 2021 Credit Facility plus any future revolving credit availability) to be below $20,000 as of the last day of any fiscal quarter. Additionally, the Company may not permit the ratio of Consolidated EBITDA (as defined in the 2021 Credit Agreement) to consolidated cash interest expense for any period of four consecutive fiscal quarters to be less than 2.50:1.00. The Company has a customary equity cure right for each of these financial covenants. The Company is in compliance with these covenants as of September 30, 2023.
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
(2)Sellers’ Notes consist of amounts owed for acquisitions or other purchases. During the nine months ended September 30, 2023, we repaid $8,000 to the former owners of one entity that we previously acquired, which is included in “Current portion of debt, net” on the unaudited Condensed Consolidated Balance Sheet at December 31, 2022. Additionally, as further described in Note 4, “Acquisitions,” Sellers’ Notes includes a total of $8,100 related to the acquisition of two additional licenses in Illinois, of which $2,500 is included within “Current portion of debt, net” at September 30, 2023 and within “Long-term debt, net” at December 31, 2022, with the remainder included within “Long-term debt, net” at each period end. Sellers’ Notes also includes $9,372 and $8,366, respectively, related to the OPA Sellers’ Note included in “Long-term debt, net” at September 30, 2023 and December 31, 2022. The $11,000 OPA Sellers’ Note was recorded net of a discount of $3,010 that was calculated utilizing the Company’s estimated incremental borrowing rate based on the anticipated close date and is being accreted to interest expense over the expected term.
Additionally, as of September 30, 2023 and December 31, 2022, $786 and $3,140, respectively, remains due under the purchase of a previous non-controlling interest and is included in “Current portion of debt, net” on the unaudited Condensed Consolidated Balance Sheet at each date.
(3)Finance liabilities related to failed sale leaseback transactions. See Note 10, “Leases,” for additional information.
(4)In December 2022, the Company received $19,364 pursuant to a financing agreement with a third-party lender (the “Financing Agreement”). The Company assigned to the lender its interests in an employee retention tax credit claim (the “ERTC Claim”) that it submitted in November 2022 totaling approximately $22,794. If the Company does not receive the ERTC Claim, in whole or in part, the Company is required to repay the related portion of the funds received plus interest of 10% accrued from the date of the Financing Agreement through the repayment date. The Financing Agreement does not have a stated maturity date and the discount is being accreted to interest expense over an expected term. The Company’s obligations under the Financing Agreement will be satisfied upon receipt of the ERTC Claim, in full, or other full repayment. The total claim amount of $22,794 was recognized as a component of “Other, net” on the unaudited Condensed Consolidated Statements of Operations during the nine months ended September 30, 2023. The Company received $20,830 of the ERTC Claim during the nine months ended September 30, 2023, which was remitted to the lender per the terms of the Financing Agreement. A total of $1,964 of the ERTC Claim remains outstanding as of September 30, 2023, which receivable is included in “Other current assets” on the unaudited Condensed Consolidated Balance Sheet, and the balance outstanding under the Financing Agreement is included in “Current portion of debt, net” at September 30, 2023 and “Long-term debt, net” at December 31, 2022.
(5)Liabilities related to finance leases. See Note 10, “Leases,” for additional information.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

Debt Maturities
During the nine months ended September 30, 2023, we repaid $8,000 of sellers’ notes related to one previous acquisition and $2,358 of sellers’ notes related to the former owners of a previous non-controlling interest.
At September 30, 2023, the following cash payments are required under our debt arrangements:

(in thousands)	Remainder of 2023	2024	2025	Total
Sellers’ notes(1)	$786	$8,100	$11,000	$19,886
Term note maturities	—	—	275,000	275,000
(1)Certain cash payments include an interest accretion component. The timing of certain payments may vary based on regulatory approval of the underlying transactions.
Interest Expense
Interest expense during the three and nine months ended September 30, 2023 and 2022 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Cash interest	$6,515	$6,847	$19,479	$17,677
Accretion	1,802	1,053	7,082	2,288
Interest on financing liabilities(1)	578	521	1,720	1,553
Interest on finance leases	68	13	138	13
Loss on extinguishment of debt	—	—	—	2,180
Total	$8,963	$8,434	$28,419	$23,711
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
The following table summarizes the total shares of Class A common stock and Class B common stock outstanding as of September 30, 2023 and December 31, 2022:

(in thousands)	September 30, 2023	December 31, 2022
Shares of Class A common stock	205,870	187,999
Shares of Class B common stock	65	65
Total	205,935	188,064
Warrants
The following table summarizes the warrants activity during the nine months ended September 30, 2023:

	Number of Warrants (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Exercise Period (years)	Aggregate Intrinsic Value (in thousands)(1)
Outstanding, December 31, 2022	5,740	$3.46	2.7	$—
Expired	(1,110)	4.00
Outstanding, September 30, 2023(2)	4,630	$3.34	2.5	$—
(1)Based on the amount by which the closing market price of our Class A common stock exceeds the exercise price on each date indicated.
(2)The warrants outstanding as of September 30, 2023 are equity-classified instruments, are subject to customary anti-dilution adjustments, and are stand-alone instruments. The fair value per warrant is calculated at issuance using a Black-Scholes model and ranged from $0.02 to $0.84. Significant assumptions used in the calculations included volatility ranging from 70.0% to 87.5% and risk-free rates ranging from 0.18% to 4.20%. No warrants were exercised during the nine months ended September 30, 2023.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

13. EQUITY-BASED COMPENSATION EXPENSE
Equity Incentive Plans
The Company adopted an incentive plan in November 2020 (the “2020 Plan”) which authorized the issuance of incentive common unit options and restricted common units (collectively, “Awards”). The maximum number of Awards to be issued under the 2020 Plan is 10,031 and any Awards that expire or are forfeited may be re-issued. A total of 9,994 Awards had been granted under the plan as of September 30, 2023. The Awards generally vest over two or three years. The estimated fair value of the Awards at issuance is recognized as compensation expense over the related vesting period.
The following table summarizes the restricted common shares activity during the nine months ended September 30, 2023:

(in thousands)	Restricted Common Shares
Unvested, December 31, 2022	617
Vested	(617)
Unvested, September 30, 2023	—
There is no remaining unrecognized compensation cost associated with these awards as of September 30, 2023.
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
On March 9, 2023, the Company’s board of directors unanimously approved, subject to stockholder approval, an amendment to the 2021 Plan (the “Amendment” and together with the 2021 Plan, the “Amended 2021 Plan”) to increase the maximum number of shares of Class A common stock available for issuance under the Amended 2021 Plan to an amount not to exceed 10% of the total number of issued and outstanding shares of Class A common stock, on a non-diluted basis, as constituted on the grant date of an award pursuant to the Amended 2021 Plan. On May 5, 2023, the stockholders of the Company voted to approve the Amendment. As of September 30, 2023, there were 3,108 shares of Class A common stock available for grant for future equity-based compensation awards under the Amended 2021 Plan. Activity related to awards issued under the Amended 2021 Plan is further described below. As of September 30, 2023, no SAR Awards and no RSAs had been granted under the Amended 2021 Plan.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

Stock Options
The following table summarizes stock option activity during the nine months ended September 30, 2023:

	Options Outstanding
(in thousands, except per share amounts)	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value(1)
Outstanding, December 31, 2022	2,042	$3.29	4.4	$—
Granted	3,195	$0.85
Forfeited	(331)	$2.08
Expired	(13)	$4.10
Outstanding, September 30, 2023	4,893	$1.80	4.2	$272
Exercisable at September 30, 2023	707	$2.87	3.3	$—
(1)Based on the amount by which the closing market price of our Class A common stock exceeds the exercise price on each date indicated.
No options were exercised during the nine months ended September 30, 2023. Total unrecognized stock-based compensation expense related to unvested options was $2,974 as of September 30, 2023, which is expected to be recognized over a weighted-average remaining period of 2.9 years.
We determine the fair value of stock options on the grant date using a Black-Scholes option pricing model. The fair value of stock options granted during the nine months ended September 30, 2023 was calculated on the date of grant using the following weighted-average assumptions:

Nine Months Ended September 30, 2023
Risk-free interest rate	3.8%
Expected term (years)	3.75
Dividend yield	0%
Expected volatility	70.0%
Using the Black-Scholes option pricing model, the weighted-average fair value of stock options granted during the nine months ended September 30, 2023 was $0.44 per share.
Restricted Stock Units
The following table summarizes the RSU activity during the nine months ended September 30, 2023:

	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value per Share
Unvested, December 31, 2022	6,462	$7.62
Granted	10,783	0.91
Vested(1)	(3,172)	6.63
Forfeited	(756)	3.67
Unvested, September 30, 2023	13,317	$2.65
(1)Includes 962 vested shares that were withheld to cover tax obligations and were subsequently cancelled.
As of September 30, 2023, total unrecognized compensation cost related to the RSUs was $27,072, which is expected to be recognized over a weighted-average remaining period of 2.0 years.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

Performance Based Awards
In August 2023, the Company’s board of directors approved the grant of 4,000 RSUs outside of the Company’s Amended 2021 Plan (the “August 2023 Grant”). The August 2023 Grant was issued pursuant to an employment agreement and vests upon the later of the second anniversary of employment and the achievement of certain stock price targets, as set forth in the table below:

Tranche	Company Stock Price Target (per share)(1)	Number of Eligible RSUs (in thousands)
1	$2.00	1,000
2	$3.00	1,000
3	$4.00	1,000
4	$5.00	1,000
(1)The market price of the Company’s Class A common stock must exceed the target price per share for 30 days during a 60 day period.
In addition to the time-based vesting condition and market conditions, which must both be met and were not achieved as of September 30, 2023, continued service to the Company is required as of the date the conditions are satisfied. The grant date fair value of the August 2023 Grant was calculated using a Monte Carlo simulation, which inputs included a volatility rate of 107.7%, a risk-free rate of 4.0%, a market price of $0.65 per share on the grant date, and an expected term of 9 years. The total fair value of the August 2023 Grant was $2,177 and will be recognized as compensation expense over the requisite service period, which, for this award, is the longer of the explicit, implicit, and derived service period, and will be recognized regardless of whether the market conditions are satisfied, provided that the requisite service period has been completed. As of September 30, 2023, the total unrecognized compensation expense related to the August 2023 Grant was $2,124, which is expected to be recognized over a weighted-average period of 2.6 years.
Compensation Expense by Type of Award
The following table details the equity-based compensation expense by type of award for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
RSUs	$4,656	$5,829	$13,133	$17,081
Stock Options	308	175	728	349
Restricted Common Shares	—	28	115	232
Total equity-based compensation expense	$4,964	$6,032	$13,976	$17,662
Of the total equity-based compensation expense, $1,830 and $2,279 was capitalized to inventory during the three months ended September 30, 2023 and 2022, respectively, and $5,689 and $7,517 was capitalized to inventory during the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023 and December 31, 2022, $1,768 and $536, respectively, remains capitalized in inventory. During the three months ended September 30, 2023 and 2022, we recognized $3,134 and $3,753, respectively, within “General and administrative expenses” on the unaudited Condensed Consolidated Statements of Operations and we recognized $2,476 and $2,891, respectively, within “Cost of goods sold.” During the nine months ended September 30, 2023 and 2022, we recognized $8,287 and $10,145, respectively, within “General and administrative expenses” and we recognized $4,457 and $10,053, respectively, within “Cost of goods sold.”

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

Employee Stock Purchase Plan
In July 2021, the Company also adopted an employee stock purchase plan (the “2021 ESPP”), pursuant to which 4,000 shares of Class A common stock are reserved for issuance thereunder, subject to certain adjustments and other terms. No shares have been issued under the 2021 ESPP as of September 30, 2023.
14. INCOME TAXES

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Loss before income taxes	$(4,514)	$(5,684)	$(7,391)	$(36,092)
Income tax expense	6,726	11,178	21,480	29,757
Effective tax rate	(149.0)%	(196.7)%	(290.6)%	(82.4)%

Gross profit	$43,556	$36,636	$107,579	$93,051
Effective tax rate on gross profit	15.4%	30.5%	20.0%	32.0%
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
Effective during the second quarter of 2023, Illinois and New Jersey, two states in which the Company has significant operations, began permitting cannabis businesses to deduct ordinary and necessary business expenses from gross profit for state tax purposes. As such, the effective tax rate for the three and nine months ended September 30, 2023 reflects a benefit from this change and varies from the effective tax rate for the three and nine months ended September 30, 2022.
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
Legal and Other Matters
The Company’s operations are subject to a variety of local and state regulations. Failure to comply with one or more of those regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company ceasing operations. While management believes that the Company is in compliance with applicable local and state regulations as of September 30, 2023 in all material respects, cannabis regulations continue to evolve and are subject to differing interpretations, and accordingly, the Company may be subject to regulatory fines, penalties, or restrictions in the future.
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
The Company may be, from time to time, subject to various administrative, regulatory, and other legal proceedings arising in the ordinary course of business. Contingent liabilities associated with legal proceedings are recorded when a liability is probable and the contingent liability can be estimated. We do not accrue for contingent losses that, in our judgment, are considered to be reasonably possible but not probable. At September 30, 2023 there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on our consolidated results of operations, other than as disclosed below.
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
Following receipt of such notice, on January 13, 2022, the Company filed a complaint against MedMen and others in the Commercial Division of the Supreme Court of the State of New York (the “Court”), requesting specific performance that the transactions contemplated by the Investment Agreement must move forward, and such other relief as the Court may deem appropriate. The Company simultaneously moved for a temporary restraining order and preliminary injunction (the “Motion”) requiring MedMen to operate its New York business in the ordinary course of business and to refrain from any activities or transactions that might impair, encumber, or dissipate MedMen’s New York assets. The parties resolved the Motion via a “Stipulation and Order” entered by the Court on January 21, 2022 that required that MMNY operate only in compliance with the law and in a manner consistent with its ordinary course of business that preserved all assets of MMNY. It further required MMNY to not take certain actions, including any actions that would have a material adverse effect on MedMen’s New York business. On March 27, 2023, the parties entered a further stipulation that modified the January 21, 2022 Stipulation and Order by lifting the Court’s prohibition against a sale or transfer of MMNY or its assets, without waiver of any claims that the Company might have in the event of such a transaction. That further stipulation modifying the January 21, 2022 Stipulation and Order was entered by the Court on August 1, 2023.
On January 24, 2022, MedMen filed counterclaims against the Company, alleging that Ascend had breached the Investment Agreement, and seeking declaratory relief that MedMen had properly terminated the Investment Agreement. On February 14, 2022, the Company moved to dismiss MedMen’s counterclaims and filed an amended complaint (the “First Amended Complaint”) that included additional claims against MedMen for breach of contract. The First Amended Complaint contained several causes of action, including for breach of contract and breach of the covenant of good faith and fair dealing. The First Amended Complaint sought damages in addition to continuing to seek injunctive and declaratory relief. On March 7, 2022, MedMen filed amended counterclaims, an answer, and affirmative defenses to the First Amended Complaint. On March 28, 2022, the Company moved to dismiss MedMen’s amended counterclaims. On April 20, 2022, the parties entered into a stipulation extending the time for MedMen to oppose the Company’s motion to dismiss until May 5, 2022. In addition, the parties agreed to stay all discovery, including both party and non-party discovery. On May 5, 2022, the parties filed another stipulation order with the Court adjourning until further notice from the Court MedMen’s time to oppose the Company’s motion to dismiss MedMen’s amended counterclaims. The parties again stipulated that all discovery remains stayed pending further order from the Court.
On May 10, 2022, the Company and MedMen signed a term sheet (the “Term Sheet”), pursuant to which the parties agreed to use best efforts to enter into a settlement agreement and enter into new or amended transactional documents. Specifically, if consummated, the agreements contemplated by the Term Sheet would have entailed, among other things, the Company paying MedMen $15,000 in additional transaction consideration, and MedMen withdrawing its counterclaims against the Company. Per the amended transaction terms contemplated in the Term Sheet, upon closing, the Company would have received a 99.99% controlling interest in MMNY and the Company would have paid MedMen $74,000, which reflected the original transaction consideration plus an additional $11,000 per the parties’ Term Sheet, less a $4,000 deposit that the Company already paid.
The amended transaction terms contemplated in the Term Sheet also would have required MedMen to provide a representation and warranty that the status of the MMNY assets had not materially changed since December 31, 2021 and an acknowledgement that the representations and warranties from the Investment Agreement would survive for three months after the closing of the contemplated transactions. However, after the Company determined that MedMen could not make or provide the representations and warranties that MedMen would have been required to make as part of the contemplated transactions, the Company determined that it no longer intended to consummate the contemplated transactions.

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
On November 21, 2022, the parties entered into a stipulation whereby MedMen agreed to the filing of the Second Amended Complaint, which is now the Company’s operative pleading in the litigation. In addition, in the stipulation, the Company agreed that it would not contest MedMen’s filing of second amended counterclaims against the Company while reserving all rights with respect to any such counterclaims. Because the parties agreed to the filing of each side’s amended pleadings, on November 28, 2022, the Court determined that Ascend’s March 2022 motion to dismiss was moot.
On December 21, 2022, MedMen filed its second amended counterclaims, an answer, and affirmative defenses to the Company’s Second Amended Complaint. In addition to the allegations in MedMen’s earlier pleadings, MedMen now also alleged that the Company breached the Term Sheet. On January 20, 2023, the Company moved to dismiss MedMen’s second amended counterclaims.
On August 18, 2023, the Court issued a Decision and Order on the Company’s motion to dismiss, dismissing seven of MedMen’s ten counterclaims, including each of the counterclaims brought by MedMen relating to the Term Sheet. On September 26, 2023, MedMen filed a motion seeking leave to file its third amended counterclaims, in which MedMen seeks to revive its previously dismissed counterclaims relating to the Term Sheet. On October 24, 2023, the Company filed an opposition to that motion for leave. That motion remains pending. In addition, on October 18, 2023, MedMen filed a Notice of Appeal of the Court’s August 18, 2023 Decision and Order with respect to the dismissal of MedMen’s three counterclaims relating to the Term Sheet. On November 1, 2023 the Company filed a Notice of Cross-Appeal with respect to the Court’s determination that the Company’s motion to dismiss was not subject to New York’s anti-SLAPP statute. Both parties have yet to perfect the appeals.
Following the Company’s decision to no longer consummate the contemplated transactions, during the third quarter of 2022, the Company expensed a total of $1,704 of capitalized costs, primarily consisting of capital expenditures or deposits that were incurred for certain locations. Additionally, during the fourth quarter of 2022, the Company established an estimated reserve of $3,700 related to the remaining amounts that it is actively pursuing collecting. The Company determined that the estimated reserve remained adequate as of September 30, 2023 and is included within “Other current assets” on the unaudited Condensed Consolidated Balance Sheets at September 30, 2023 and December 31, 2022.
16. RELATED PARTY TRANSACTIONS
There were no significant related party transactions during the nine months ended September 30, 2023, other than as disclosed in Note 6, “Notes Receivable.”

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

17. SUPPLEMENTAL INFORMATION
The following table presents supplemental information regarding our other current assets:

(in thousands)	September 30, 2023	December 31, 2022
Deposits and other receivables	$7,970	$3,170
Prepaid expenses	5,622	4,765
Tenant improvement allowance	1,010	500
Construction deposits	697	863
Other	973	243
Total	$16,272	$9,541
The following table presents supplemental information regarding our accounts payable and accrued liabilities:

(in thousands)	September 30, 2023	December 31, 2022
Accounts payable	$33,017	$17,065
Fixed asset purchases	6,102	6,777
Accrued payroll and related expenses	5,496	7,549
Other	9,966	8,161
Acquisition-related liabilities	—	15,943
Accrued interest	—	1,100
Total	$54,581	$56,595
The following table presents supplemental information regarding our general and administrative expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Compensation	$17,855	$16,276	$49,043	$46,592
Depreciation and amortization	7,495	3,272	21,927	9,061
Rent and utilities	5,859	5,137	15,059	16,648
Professional services	3,217	3,408	9,864	13,573
Insurance	1,165	1,554	3,908	4,323
Marketing	1,034	882	3,303	2,505
(Gain) loss on sale of assets	—	(296)	(226)	450
Other	3,384	3,926	8,884	7,807
Total	$40,009	$34,159	$111,762	$100,959
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following management discussion and analysis, which we refer to as the “MD&A,” of the financial condition and results of operations of Ascend Wellness Holdings, Inc. (the “Company,” “AWH,” or “Ascend”) is for the three and nine months ended September 30, 2023 and 2022. It is supplemental to, and should be read in conjunction with, the unaudited condensed consolidated financial statements, and the accompanying notes thereto, (the “Financial Statements”) appearing elsewhere in this Quarterly Report on Form 10-Q (the “Quarterly Report” or “Form 10-Q”) and our Annual Report on Form 10-K for the year ended December 31, 2022 (the “Annual Report”), which has been filed with the United States Securities and Exchange Commission (“SEC”) and with the relevant Canadian securities regulatory authorities under its profile on the System for Electronic Document Analysis and Retrieval Plus (“SEDAR+”). The Financial Statements and Annual Report were prepared in accordance with accounting principles generally accepted in the United States of America, which we refer to as “U.S. GAAP.”
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

Since our formation, we have expanded our operational footprint, primarily through acquisitions, and, as of September 30, 2023, had direct or indirect operations or financial interests in seven United States geographic markets: Illinois, Maryland, Massachusetts, Michigan, New Jersey, Ohio, and Pennsylvania. While we have been successful in opening facilities and dispensaries, we expect continued growth to be driven by opening new operational facilities and dispensaries under our current licenses, expansion of our current facilities, and increased consumer demand. We currently employ approximately 2,300 people.
Our consumer products portfolio is generated primarily from plant material that we grow and process ourselves. As of September 30, 2023, we produce our consumer packaged goods in six manufacturing facilities with 245,000 square feet of current operational canopy and total current capacity of approximately 123,000 pounds annually. As of September 30, 2023, our product portfolio consists of 729 stock keeping units (“SKUs”), across a range of cannabis product categories, including flower, pre-rolls, concentrates, vapes, edibles, and other cannabis-related products. As of September 30, 2023, we have 31 open and operating retail locations and expect to have 39 retail locations by mid-2024. Our new store opening plans are flexible and will ultimately depend on market conditions, local licensing, construction, and other regulatory permissions. All of our expansion plans are subject to capital allocations decisions, the evolving regulatory environment, and the COVID-19 pandemic.
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

The total estimated fair value of the transaction consideration was determined to be $24,132 and consists of the fair value of the cash consideration of $19,290 plus the initial estimated fair value of the contingent consideration of $4,842. Of the total cash consideration, $11,300 was funded at signing pursuant to note agreements. The $11,000 payment that is due at final closing was recorded net of a discount of $3,010 based on the estimated payment date utilizing the Company’s incremental borrowing rate. This discounted payment is included within “Long-term debt, net” on the unaudited Condensed Consolidated Balance Sheet in the Financial Statements at September 30, 2023; refer to Note 11, “Debt,” in the Financial Statements for additional information. The estimated fair value of the contingent consideration is included within “Other non-current liabilities” on the unaudited Condensed Consolidated Balance Sheets in the Financial Statements at September 30, 2023 and December 31, 2022.
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
Illinois Licenses
In August 2022, the Company entered into definitive agreements to acquire two additional licenses in Illinois for combined total cash consideration of $11,100. Neither of these licenses were associated with active operations at signing and the transfer of each license is subject to regulatory review and approval. Operations at one of the locations commenced during the second quarter of 2023 and the Company anticipates the final closing of the acquisition may occur within the next twelve months. Operations at the second location are expected to commence by the end of 2023 and final closing of the acquisition could occur during 2024. Refer to Note 4, “Acquisitions,” in the Financial Statements for additional information related to these transactions.
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
Key Financial Highlights
•Revenue increased by $30,030, or 27%, during Q3 2023, as compared to Q3 2022, primarily driven by incremental revenue from new site openings and acquisitions, including a benefit from the commencement of adult-use sales in Maryland during the third quarter of 2023.
•Operating profit increased by $1,070, or 43%, during Q3 2023, as compared to Q3 2022, primarily driven by a contribution from improved overhead utilization, partially offset by pricing pressure in certain markets.
•Net decrease in cash and cash equivalents of $10,225 during the nine months ended September 30, 2023, primarily driven by net cash used in investing activities, which included payments related to acquisitions, in addition to net cash used in financing activities driven by repayment of debt, partially offset by the timing of payments related to working capital and operating activities and proceeds from a private placement offering.

RESULTS OF OPERATIONS
Three Months Ended September 30, 2023 Compared with the Three Months Ended September 30, 2022

	Three Months Ended September 30,
($ in thousands)	2023	2022	Increase / (Decrease)
Revenue, net	$141,268	$111,238	$30,030	27%
Cost of goods sold	(97,712)	(74,602)	23,110	31%
Gross profit	43,556	36,636	6,920	19%
Gross profit %	30.8%	32.9%
Operating expenses
General and administrative expenses	40,009	34,159	5,850	17%
Operating profit	3,547	2,477	1,070	43%

Other income (expense)
Interest expense	(8,963)	(8,434)	529	6%
Other, net	902	273	629	230%
Total other expense	(8,061)	(8,161)	(100)	(1)%
Loss before income taxes	(4,514)	(5,684)	(1,170)	(21)%
Income tax expense	(6,726)	(11,178)	(4,452)	(40)%
Net loss	$(11,240)	$(16,862)	$(5,622)	(33)%
Revenue
Revenue increased by $30,030, or 27%, during the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. Our revenue growth was primarily driven by $20,648 of incremental revenue from acquisitions, which includes $9,541 from the Devi Maryland acquisition and a benefit from store openings associated with licenses acquired during 2022. Additionally, we recognized $14,580 of incremental revenue from new dispensaries that opened during 2022 and 2023, which includes a benefit from the commencement of adult-use sales at our New Jersey dispensaries that began in 2022, partially offset by a decrease of $16,758 across our legacy locations, primarily in Illinois due to market competition. The current period also benefited from a $11,560 increase in net revenue related to our wholesale operations, primarily driven by expansion at our New Jersey cultivation facility and an increase in wholesale volume sold, particularly in New Jersey, Illinois, and Massachusetts, that was partially offset by pricing pressure in certain markets. As of September 30, 2023, we had 729 SKUs for our cultivation products, compared to 413 SKUs as of September 30, 2022.
Cost of Goods Sold and Gross Profit
Cost of goods sold increased by $23,110, or 31%, during the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. Cost of goods sold represents direct and indirect expenses attributable to the production of wholesale products as well as direct expenses incurred in purchasing products from other wholesalers. Gross profit for the three months ended September 30, 2023 was $43,556, representing a gross margin of 30.8%, compared to gross profit of $36,636 and gross margin of 32.9% for the three months ended September 30, 2022. Gross margin for the current quarter was impacted by pricing pressure in certain markets and lower margins from our outlet stores, partially offset by improved utilization and production at our Massachusetts and New Jersey cultivation facilities. Additionally, the current period included $2,938 of write-downs of certain inventory items primarily due to pricing pressure, compared with total write-downs of $4,049 in the prior period.

General and Administrative Expenses
General and administrative expenses increased by $5,850, or 17%, during the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. The increase was primarily driven by:
•a $4,223 increase in depreciation and amortization expense due to $3,667 of incremental amortization of licenses driven by prior year acquisitions and $556 of incremental depreciation expense due to a larger average balance of fixed assets in service;
•a $1,579 increase in total compensation expense, net of $619 lower equity-based compensation expense; and
•a write-off of $1,259 of previously capitalized construction projects.
These increases were partially offset by the absence of a $1,704 expense related to the write-off of certain previously capitalized costs associated with the New York transaction (refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Legal Matters–MedMen NY Litigation” for additional information).
Interest Expense
Interest expense increased by $529, or 6%, during the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, primarily driven by higher non-cash interest accretion related to a financing agreement and a sellers’ note. During the three months ended September 30, 2023, the Company had a weighted-average outstanding debt balance of $316,732 with a weighted-average interest rate of 9.6%, excluding finance leases, compared to a weighted-average debt balance of $315,648 during the three months ended September 30, 2022 with a weighted-average interest rate of 9.5%.
Other, net
Other, net increased by $629 during the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, primarily driven by $641 of higher interest income largely attributable to a new loan receivable.
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

The statutory federal tax rate was 21% during both periods. During the three months ended September 30, 2023 the Company had operations in seven U.S. geographic markets: Illinois, Maryland, Massachusetts, Michigan, New Jersey, Ohio, and Pennsylvania, which have state tax rates ranging from 6% to 11.5%. Certain states, including Illinois, Maryland, Michigan, and New Jersey, do not align with IRC Section 280E for state tax purposes and permit the deduction of ordinary and necessary business expenses from gross profit in the calculation of state taxable income. There have been no material changes to income tax matters in connection with the normal course of our operations during the current year.
Income tax expense was $6,726, or 15.4%, of gross profit, during the three months ended September 30, 2023, as compared to $11,178, or 30.5%, of gross profit, during the three months ended September 30, 2022. The effective tax rate on gross profit for the three months ended September 30, 2023 benefited from a change in state tax legislation in Illinois and New Jersey that resulted in a higher deduction of ordinary and necessary business expenses and thereby reduced taxable income. The effective tax rate on gross profit for the three months ended September 30, 2023 also benefited from an incremental impact attributable to the tax accounting treatment of certain acquired intangible assets.

RESULTS OF OPERATIONS
Nine Months Ended September 30, 2023 Compared with the Nine Months Ended September 30, 2022

	Nine Months Ended September 30,
($ in thousands)	2023	2022	Increase / (Decrease)
Revenue, net	$378,432	$293,827	$84,605	29%
Cost of goods sold	(270,853)	(200,776)	70,077	35%
Gross profit	107,579	93,051	14,528	16%
Gross profit %	28.4%	31.7%
Operating expenses
General and administrative expenses	111,762	100,959	10,803	11%
Settlement expense	—	5,000	(5,000)	NM*
Total operating expenses	111,762	105,959	5,803	5%
Operating loss	(4,183)	(12,908)	(8,725)	(68)%

Other income (expense)
Interest expense	(28,419)	(23,711)	4,708	20%
Other, net	25,211	527	24,684	NM*
Total other expense	(3,208)	(23,184)	(19,976)	(86)%
Loss before income taxes	(7,391)	(36,092)	(28,701)	(80)%
Income tax expense	(21,480)	(29,757)	(8,277)	(28)%
Net loss	$(28,871)	$(65,849)	$(36,978)	(56)%
*Not meaningful
Revenue
Revenue increased by $84,605, or 29%, during the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. Our revenue growth was primarily driven by $36,246 of incremental revenue from new dispensaries that opened during 2022 and 2023, which includes a benefit from the commencement of adult-use sales at our New Jersey dispensaries that began in 2022, partially offset by a decrease of $17,435 across our legacy locations, primarily in Illinois due to market competition. Additionally, we recognized incremental revenue from acquisitions of $33,412, which includes $11,270 from the Devi Maryland acquisition and a benefit from store openings associated with licenses acquired during 2022. The current period also benefited from a $32,382 increase in net revenue related to our wholesale operations, primarily driven by expansion at our New Jersey cultivation facility and an increase in wholesale volume sold, particularly in New Jersey, Illinois, and Massachusetts, that was partially offset by pricing pressure in certain markets. As of September 30, 2023, we had 729 SKUs for our cultivation products, compared to 413 SKUs as of September 30, 2022.
Cost of Goods Sold and Gross Profit
Cost of goods sold increased by $70,077, or 35%, during the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. Cost of goods sold represents direct and indirect expenses attributable to the production of wholesale products as well as direct expenses incurred in purchasing products from other wholesalers. Gross profit for the nine months ended September 30, 2023 was $107,579, representing a gross margin of 28.4%, compared to gross profit of $93,051 and gross margin of 31.7% for the nine months ended September 30, 2022. The decrease in gross margin was primarily driven by pricing pressure in certain markets and lower margins from our outlet stores, partially offset by improved utilization and production at our Massachusetts and New Jersey cultivation facilities. Additionally, the current period included $13,052 of write-downs of certain inventory items primarily due to pricing pressure, compared with total write-downs of $6,365 in the prior period.

General and Administrative Expenses
General and administrative expenses increased by $10,803, or 11%, during the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. The increase was primarily related to:
•a $12,866 increase in depreciation and amortization expense due to $10,986 of incremental amortization of licenses driven by prior year acquisitions and $1,880 of incremental depreciation expense due to a larger average balance of fixed assets in service;
•a $2,451 increase in compensation expense, net of $1,858 lower equity-based compensation expense;
•a $1,804 estimated reserve for a note receivable; and
•a write-off of $1,259 of previously capitalized construction projects.
These increases were partially offset by:
•a $3,709 decrease in professional services, external support, and legal expenses;
•the absence of a $1,704 expense related to the write-off of certain previously capitalized costs associated with the New York transaction (refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Legal Matters–MedMen NY Litigation” for additional information); and
•$1,589 lower overhead due to improved utilization at our cultivation facilities.
Settlement Expense
During the nine months ended September 30, 2022, we recognized an expense of $5,000 related to the settlement of a stockholder dispute.
Interest Expense
Interest expense increased by $4,708, or 20%, during the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. The increase was primarily driven by higher cash interest expense based on average outstanding borrowings under our credit facility and higher non-cash interest accretion related to a financing agreement and a sellers’ note, partially offset by the absence of $2,180 of non-cash interest expense incurred during the prior year in connection with the additional draw under our credit facility. During the nine months ended September 30, 2023, the Company had a weighted-average outstanding debt balance of $328,327 with a weighted-average interest rate of 9.8%, excluding finance leases, compared to a weighted-average debt balance of $272,277 during the nine months ended September 30, 2022 with a weighted-average interest rate of 9.5%.
Other, net
Other, net increased by $24,684 during the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, primarily driven by the recognition of a $22,794 employee retention tax credit claim (the “ERTC Claim”) and $1,815 of higher interest income largely attributable to a new loan receivable.
Income Tax Expense
Income tax expense was $21,480, or 20.0%, of gross profit, during the nine months ended September 30, 2023, as compared to $29,757, or 32.0%, of gross profit, during the nine months ended September 30, 2022. The effective tax rate on gross profit for the nine months ended September 30, 2023 benefited from a change in state tax legislation in Illinois and New Jersey that resulted in a higher deduction of ordinary and necessary business expenses and thereby reduced taxable income. The effective tax rate on gross profit for the nine months ended September 30, 2023 also benefited from an incremental impact attributable to the tax accounting treatment of certain acquired intangible assets, partially offset by the tax impact of the ERTC Claim.

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
The following table presents Adjusted Gross Profit for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Gross Profit	$43,556	$36,636	$107,579	$93,051
Depreciation and amortization included in cost of goods sold	7,435	4,722	22,265	11,618
Equity-based compensation included in cost of goods sold	2,476	2,629	4,457	9,791
Start-up costs included in cost of goods sold(1)	—	2,610	1,570	10,781
Non-cash inventory adjustments(2)	2,938	4,049	13,052	6,365
Adjusted Gross Profit	$56,405	$50,646	$148,923	$131,606
Adjusted Gross Margin	39.9%	45.5%	39.4%	44.8%
(1)Incremental expenses associated with the expansion of activities at our cultivation facilities that are not yet operating at scale, including excess overhead expenses resulting from delays in regulatory approvals at certain cultivation facilities.
(2)Consists of write-offs of expired products, obsolete packaging, and net realizable value adjustments related to certain inventory items.

The following table presents Adjusted EBITDA for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Net loss	$(11,240)	$(16,862)	$(28,871)	$(65,849)
Income tax expense	6,726	11,178	21,480	29,757
Other, net	(902)	(273)	(25,211)	(527)
Interest expense	8,963	8,434	28,419	23,711
Depreciation and amortization	14,930	7,994	44,192	20,679
Non-cash inventory adjustments(1)	2,938	4,049	13,052	6,365
Equity-based compensation	5,610	6,382	12,744	19,936
Start-up costs(2)	504	6,563	3,309	16,687
Transaction-related and other non-recurring expenses(3)	1,996	601	5,269	8,822
(Gain) loss on sale of assets	—	(296)	(226)	450
Litigation settlement	—	—	—	5,000
Adjusted EBITDA	$29,525	$27,770	$74,157	$65,031
Adjusted EBITDA Margin	20.9%	25.0%	19.6%	22.1%
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
(3)Legal and professional fees associated with litigation matters, potential acquisitions, other regulatory matters, and other non-recurring expenses. The three and nine months ended September 30, 2023 includes a fair value adjustment related to the OPA acquisition earn-out of $606 and $1,594, respectively. The nine months ended September 30, 2023 also includes an $1,804 reserve on a note receivable.

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
Financing History and Future Capital Requirements
Historically, we have used private financing as a source of liquidity for short-term working capital needs and general corporate purposes. In May 2021, we completed an Initial Public Offering of shares of our Class A common stock through which we raised aggregate net proceeds of approximately $86,065, after deducting underwriting discounts and commissions and certain direct offering expenses paid by us, and in August 2021 we entered into a credit facility under which we initially borrowed a $210,000 term loan. During the second quarter of 2022, we borrowed an additional $65,000 of term loans from certain lenders under the expansion feature of the credit facility, as further described below. Most recently, during the second quarter of 2023, we raised an aggregate of $7,000 in gross proceeds through a non-brokered private placement offering of an aggregate of 9,859 shares of the Company’s Class A common stock to a single investor.
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
As of September 30, 2023 and December 31, 2022, we had total current liabilities of $129,755 and $110,949, respectively, and total current assets of $211,325 and $198,743, respectively, which includes cash and cash equivalents of $63,921 and $74,146, respectively, to meet our current obligations. As of September 30, 2023, we had working capital of $81,570, compared to $87,794 as of December 31, 2022.
Approximately 90% of our cash and cash equivalents balance as of each of September 30, 2023 and December 31, 2022 is on deposit with banks, credit unions, or other financial institutions. We have not experienced any material impacts related to banking restrictions applicable to cannabis businesses. Our cash and cash equivalents balance is not restricted for use by variable interest entities.
As reflected in the Financial Statements, we had an accumulated deficit as of September 30, 2023 and December 31, 2022, as well as a net loss for the nine months ended September 30, 2023 and 2022, which are indicators that raise substantial doubt of our ability to continue as a going concern. Management believes that substantial doubt of our ability to continue as a going concern for at least one year from the issuance of our Financial Statements has been alleviated due to: (i) cash on hand and (ii) continued growth of sales from our consolidated operations. Management plans to continue to access capital markets for additional funding through debt and/or equity financings to supplement future cash needs, as may be required. However, management cannot provide any assurances that the Company will be successful in accomplishing its business plans. If we are unable to raise additional capital on favorable terms, if at all, whenever necessary, we may be forced to decelerate or curtail certain of our operations until such time as additional capital becomes available.
Credit Facility
In August 2021, we entered into a credit facility (the “2021 Credit Facility”) which provided for an initial term loan of $210,000. We had the ability to request an increase in the 2021 Credit Facility up to $275,000 if the existing lenders (or other lenders) agreed to provide such additional term loans. During the second quarter of 2022, we borrowed an additional $65,000 of incremental term loans through this expansion feature (the “2022 Loans”) for total borrowings of $275,000 outstanding as of September 30, 2023. The 2021 Credit Facility matures on August 27, 2025 and does not require scheduled principal amortization payments. Borrowings under the 2021 Credit Facility bear interest at a rate of 9.5% per annum, payable quarterly. The initial proceeds from the 2021 Credit Facility were used, in part, to prepay certain then-outstanding debt obligations and, together with the 2022 Loans, fund working capital and general corporate matters, including, but not limited to, growth investments, acquisitions, capital expenditures, and other strategic initiatives.
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
We are required to comply with two financial covenants under the 2021 Credit Agreement. Liquidity (defined as unrestricted cash and cash equivalents pledged under the 2021 Credit Facility plus any future revolving credit availability) may not be below $20,000 as of the last day of any fiscal quarter, and we may not permit the ratio of Consolidated EBITDA (as defined in the 2021 Credit Agreement) to consolidated cash interest expense for any period of four consecutive fiscal quarters to be less than 2.50:1.00. The Company has a customary equity cure right for each of these financial covenants. The Company is in compliance with these covenants as of September 30, 2023. Refer to Note 11, “Debt,” in the Financial Statements for additional information.
Financing Agreement
In December 2022, we received $19,364 pursuant to a financing agreement with a third-party lender (the “Financing Agreement”). The Company assigned to the lender its interests in the ERTC Claim that it submitted in November 2022 totaling approximately $22,794. If the Company does not receive the ERTC Claim, in whole or in part, the Company is required to repay the related portion of the funds received plus interest of 10% accrued from the date of the Financing Agreement through the repayment date. The Financing Agreement does not have a stated maturity date and the discount is being accreted to interest expense over an expected term. The Company’s obligations under the Financing Agreement will be satisfied upon receipt of the ERTC Claim, in full, or other full repayment. The total claim amount of $22,794 was recognized as a component of “Other, net” on the unaudited Condensed Consolidated Statements of Operations in the Financial Statements during the nine months ended September 30, 2023. The Company received $20,830 of the ERTC Claim during the nine months ended September 30, 2023, which was remitted to the lender per the terms of the Financing Agreement. A total of $1,964 of the ERTC Claim remains outstanding as of September 30, 2023, which receivable is included in “Other current assets” on the unaudited Condensed Consolidated Balance Sheet, and the balance outstanding under the Financing Agreement is included in “Current portion of debt, net” at September 30, 2023 and “Long-term debt, net” at December 31, 2022. Refer to Note 11, “Debt,” in the Financial Statements for additional information.
Cash Flows

	Nine Months Ended September 30,
(in thousands)	2023	2022
Net cash provided by (used in) operating activities	$58,666	$(22,285)
Net cash used in investing activities	(51,736)	(94,551)
Net cash (used in) provided by financing activities	(17,155)	52,748
Operating Activities
Net cash provided by operating activities was $58,666 during the nine months ended September 30, 2023, as compared to net cash used in operating activities of $22,285 during the nine months ended September 30, 2022. The change was driven by the recognition of the $22,794 ERTC Claim, of which $20,830 was received, as well as the timing of payments to suppliers and vendors and other working capital payments, and the timing and amount of income tax payments.

Investing Activities
Net cash used in investing activities decreased by $42,815 during the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. The decrease was primarily due to lower capital expenditures, including a benefit from reimbursements under tenant improvement allowances, and lower payments associated with acquisitions, partially offset by lower proceeds from the sale of assets and higher investments in notes receivable.
Financing Activities
Net cash used in financing activities was $17,155 during the nine months ended September 30, 2023, as compared to net cash provided by financing activities of $52,748 during the nine months ended September 30, 2022. The change was primarily due to the absence of proceeds from the issuance of debt in the prior year and higher repayments of debt in the current year, partially offset by proceeds from a private placement offering in the current year.
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
The following table summarizes the Company’s material future contractual obligations as of September 30, 2023:

(in thousands)	Commitments Due by Period
Contractual Obligations	Total	Remainder of 2023	2024 - 2025	2026 - 2027	Thereafter
Term notes(1)	$275,000	$—	$275,000	$—	$—
Fixed interest related to term notes(2)	49,817	6,585	43,232	—	—
Sellers’ Notes(3)	19,886	786	19,100	—	—
Finance arrangements(4)	20,280	587	4,941	5,275	9,477
Operating leases(5)	699,902	9,791	82,110	86,025	521,976
Finance leases(5)	2,234	173	1,386	675	—
Total	$1,067,119	$17,922	$425,769	$91,975	$531,453
(1)Principal payments due under our term notes payable. Refer to Note 11, “Debt,” in the Financial Statements for additional information.
(2)Represents fixed interest rate payments on borrowings under the 2021 Credit Facility based on the principal outstanding at September 30, 2023. Interest payments could fluctuate based on prepayments or additional amounts borrowed.
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
The table above excludes certain amounts related to recent and pending acquisitions, including the potential $7,300 earn-out payment related to the OPA acquisition that is dependent upon the commencement of adult-use cannabis sales in Ohio and up to an additional $10,000 related to the Story of PA CR, LLC acquisition that we expect to fund under the associated research collaboration agreement over the ten years following the agreement date. Refer to Note 4, “Acquisitions,” in the Financial Statements for additional information related to these transactions.
As of the date of this filing, we do not have any off-balance sheet arrangements, as defined by applicable regulations of the SEC, that have, or are reasonably likely to have, a material current or future effect on the results of our operations or financial condition, including, and without limitation, such considerations as liquidity and capital resources.
Capital Expenditures
We anticipate capital expenditures, net of tenant improvement allowances, of approximately $10,000 to $15,000 during the remainder of 2023. Changes to this estimate could result from the timing of various project start dates, which are subject to local and regulatory approvals, as well as capital allocation considerations. Spending at our cultivation and processing facilities includes: construction; purchase of capital equipment such as extraction equipment, heating, ventilation, and air conditioning equipment, and other manufacturing equipment; general maintenance; and information technology capital expenditures. Dispensary-related capital expenditures includes construction costs for the initial build-out of each location, general maintenance costs, and upgrades to existing locations.
During the remainder of 2023, we expect to complete the build out of the three dispensaries in Ohio related to the OPA acquisition, complete the build out of one additional dispensary in Illinois, and complete certain projects at the dispensaries acquired in Maryland related to the Devi Maryland acquisition. We also anticipate completing certain expansion projects across our cultivation facilities, as well as general maintenance activities across our cultivation facilities and dispensary locations. Management expects to fund capital expenditures by utilizing cash flows from operations and reimbursements under tenant improvement allowances from sale leaseback transactions.
As of September 30, 2023, our construction in progress (“CIP”) balance was $22,410 and relates to capital spending on projects that were not yet complete. This balance includes amounts related to: the expansion of our New Jersey cultivation facility; certain projects at our Illinois cultivation facility; the build out of dispensaries in Ohio; and other projects across our dispensaries and cultivation facilities.
Other Matters
Equity Incentive Plans
As of September 30, 2023, a total of 9,994 restricted common shares had been granted under the equity incentive plan approved in 2020 (the “2020 Plan”). In July 2021, the Company adopted a new stock incentive plan (the “2021 Plan”), pursuant to which 17,000 shares of Class A common stock were initially reserved for issuance thereunder, subject to certain adjustments and other terms. Following the adoption of the 2021 Plan, no additional awards are expected to be issued under the 2020 Plan. The 2021 Plan authorized the issuance of options, stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”), and other stock-based awards (collectively the “2021 Plan Awards”). On March 9, 2023, the Company’s board of directors unanimously approved, subject to stockholder approval, an amendment to the 2021 Plan (the “Amendment” and together with the 2021 Plan, the “Amended 2021 Plan”) to increase the maximum number of shares of Class A common stock available for issuance under the Amended 2021 Plan to an amount not to exceed 10% of the total number of issued and outstanding shares of Class A common stock, on a non-diluted basis, as constituted on the grant date of an award pursuant to the Amended 2021 Plan. On May 5, 2023, the stockholders of the Company voted to approve the Amendment. As of September 30, 2023, there were 3,108 shares of Class A common stock available for grant for future equity-based compensation awards under the Amended 2021 Plan.
During the nine months ended September 30, 2023, the Company granted a total of 10,783 RSUs under the Amended 2021 Plan and, as of September 30, 2023, a total of 22,735 RSUs have been granted under the Amended 2021 Plan, of which 13,317 are unvested. Total unrecognized compensation cost related to the RSUs was $27,072 as of September 30, 2023, which is expected to be recognized over a weighted-average remaining period of 2.0 years.

Additionally, 4,893 stock option awards are outstanding as of September 30, 2023, of which 707 are exercisable. During the nine months ended September 30, 2023, 3,195 options were granted and none were exercised. As of September 30, 2023, the outstanding options have a remaining weighted-average contractual life of 4.2 years and total unrecognized stock-based compensation expense related to unvested options was $2,974, which is expected to be recognized over a weighted-average remaining period of 2.9 years.
In August 2023, the Company’s board of directors approved the grant of 4,000 RSUs outside of the Company’s Amended 2021 Plan (the “August 2023 Grant”). The August 2023 Grant was issued pursuant to an employment agreement and vests upon the later of the second anniversary of employment and the achievement of certain stock price targets, which were not met as of September 30, 2023. Refer to Note 13, “Equity-Based Compensation Expense,” in the Financial Statements for additional information.
Total equity-based compensation expense was $4,964 and $6,032 during the three months ended September 30, 2023 and 2022, respectively, of which $1,830 and $2,279, respectively, was capitalized to inventory. As of September 30, 2023 and December 31, 2022, $1,768 and $536, respectively, remains capitalized in inventory. During the three months ended September 30, 2023 and 2022, we recognized $3,134 and $3,753, respectively, within “General and administrative expenses” on the unaudited Condensed Consolidated Statements of Operations in the Financial Statements and recognized $2,476 and $2,891, respectively, within “Cost of goods sold.” During the nine months ended September 30, 2023 and 2022, we recognized $8,287 and $10,145, respectively, within “General and administrative expenses” and we recognized $4,457 and $10,053, respectively, within “Cost of goods sold.”
In July 2021, the Company adopted an employee stock purchase plan (the “2021 ESPP”), pursuant to which 4,000 shares of Class A common stock are reserved for issuance thereunder, subject to certain adjustments and other terms. As of September 30, 2023, no shares have been issued under the 2021 ESPP.
Refer to Note 13, “Equity-Based Compensation Expense,” in the Financial Statements for additional information regarding the Company’s equity awards and equity-based compensation expense.
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
Loan Receivable
In June 2023, the Company purchased $12,027 of the outstanding principal, at par, of a loan agreement (the “Maryland Loan Receivable”), plus the associated interest receivable. The agreement underlying the Maryland Loan Receivable (the “Maryland Loan Agreement”) is with a cannabis license holder in Maryland, matures on August 1, 2026. The Maryland Loan Agreement initially provided for a base interest rate of 12.0% plus LIBOR (LIBOR floor of 1.0%) and a paid-in-kind (“PIK”) interest rate of 4.5%. Following the replacement of LIBOR, effective July 1, 2023, the interest rate transitioned from LIBOR to the secured overnight financing rate (“SOFR”) plus an alternative reference rate committee (“ARRC”) standard adjustment. As of September 30, 2023, the all-in interest rate was 26.9%, which included a default penalty of 5.0%. The Maryland Loan Agreement requires monthly repayments equal to 10.0% of the outstanding balance (including PIK interest) and may be prepaid, subject to a customary make-whole payment or prepayment penalty, as applicable.

The Company recorded the Maryland Loan Receivable at an amortized cost basis of $12,622, which included a total of $595 of transaction-related expenses. The Company identified certain events of default and covenant violations, including non-payment, and provided an acceleration notice during the second quarter of 2022 that declared all amounts due and payable. Such events of default and covenant violations were not remedied as of September 30, 2023. During the three and nine months ended September 30, 2023, the Company recognized a total of $917 and $1,882, respectively, of interest income, including certain default fees and premiums and PIK interest, which total remained outstanding as of September 30, 2023 and is recorded within “Other, net” on the accompanying unaudited Condensed Consolidated Statements of Operations in the Financial Statements.
Additionally, during the nine months ended September 30, 2023, the Company established a reserve of $1,804 for potential collectability that is included within “General and administrative expenses” on the accompanying unaudited Condensed Consolidated Statements of Operations and within “Other” on the unaudited Condensed Consolidated Statements of Cash Flows. Refer to Note 6, “Notes Receivable,” in the Financial Statements for additional information.
COVID-19 Pandemic
We continue to evaluate and implement actions to strengthen our financial position and support the continuity of our business and operations in the face of the COVID-19 pandemic (the “Pandemic”) and other events. Although our operations have not been materially affected to date, the ultimate severity of the Pandemic and its impact on the economic environment remains uncertain. We continue to generate operating cash flows to meet our short-term liquidity needs. While the Pandemic has not had a material impact on our results of operations to date, given the uncertainties associated with the Pandemic, we are unable to estimate the future impact of the Pandemic on our business, financial condition, results of operations, and/or cash flows in future periods. We believe we have sufficient liquidity available from cash and cash equivalents on hand of $63,921 as of September 30, 2023 to enable us to meet our working capital and other operating requirements, fund growth initiatives and capital expenditures, settle our liabilities, and pay scheduled interest payments on debt.
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

Following receipt of such notice, on January 13, 2022, the Company filed a complaint against MedMen and others in the Commercial Division of the Supreme Court of the State of New York (the “Court”), requesting specific performance that the transactions contemplated by the Investment Agreement must move forward, and such other relief as the Court may deem appropriate. The Company simultaneously moved for a temporary restraining order and preliminary injunction (the “Motion”) requiring MedMen to operate its New York business in the ordinary course of business and to refrain from any activities or transactions that might impair, encumber, or dissipate MedMen’s New York assets. The parties resolved the Motion via a “Stipulation and Order” entered by the Court on January 21, 2022 that required that MMNY operate only in compliance with the law and in a manner consistent with its ordinary course of business that preserved all assets of MMNY. It further required MMNY to not take certain actions, including any actions that would have a material adverse effect on MedMen’s New York business. On March 27, 2023, the parties entered a further stipulation that modified the January 21, 2022 Stipulation and Order by lifting the Court’s prohibition against a sale or transfer of MMNY or its assets, without waiver of any claims that the Company might have in the event of such a transaction. That further stipulation modifying the January 21, 2022 Stipulation and Order was entered by the Court on August 1, 2023.
On January 24, 2022, MedMen filed counterclaims against the Company, alleging that Ascend had breached the Investment Agreement, and seeking declaratory relief that MedMen had properly terminated the Investment Agreement. On February 14, 2022, the Company moved to dismiss MedMen’s counterclaims and filed an amended complaint (the “First Amended Complaint”) that included additional claims against MedMen for breach of contract. The First Amended Complaint contained several causes of action, including for breach of contract and breach of the covenant of good faith and fair dealing. The First Amended Complaint sought damages in addition to continuing to seek injunctive and declaratory relief. On March 7, 2022, MedMen filed amended counterclaims, an answer, and affirmative defenses to the First Amended Complaint. On March 28, 2022, the Company moved to dismiss MedMen’s amended counterclaims. On April 20, 2022, the parties entered into a stipulation extending the time for MedMen to oppose the Company’s motion to dismiss until May 5, 2022. In addition, the parties agreed to stay all discovery, including both party and non-party discovery. On May 5, 2022, the parties filed another stipulation order with the Court adjourning until further notice from the Court MedMen’s time to oppose the Company’s motion to dismiss MedMen’s amended counterclaims. The parties again stipulated that all discovery remains stayed pending further order from the Court.
On May 10, 2022, the Company and MedMen signed a term sheet (the “Term Sheet”), pursuant to which the parties agreed to use best efforts to enter into a settlement agreement and enter into new or amended transactional documents. Specifically, if consummated, the agreements contemplated by the Term Sheet would have entailed, among other things, the Company paying MedMen $15,000 in additional transaction consideration, and MedMen withdrawing its counterclaims against the Company. Per the amended transaction terms contemplated in the Term Sheet, upon closing, the Company would have received a 99.99% controlling interest in MMNY and the Company would have paid MedMen $74,000, which reflected the original transaction consideration plus an additional $11,000 per the parties’ Term Sheet, less a $4,000 deposit that the Company already paid.
The amended transaction terms contemplated in the Term Sheet also would have required MedMen to provide a representation and warranty that the status of the MMNY assets had not materially changed since December 31, 2021 and an acknowledgement that the representations and warranties from the Investment Agreement would survive for three months after the closing of the contemplated transactions. However, after the Company determined that MedMen could not make or provide the representations and warranties that MedMen would have been required to make as part of the contemplated transactions, the Company determined that it no longer intended to consummate the contemplated transactions.
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

On November 21, 2022, the parties entered into a stipulation whereby MedMen agreed to the filing of the Second Amended Complaint, which is now the Company’s operative pleading in the litigation. In addition, in the stipulation, the Company agreed that it would not contest MedMen’s filing of second amended counterclaims against the Company while reserving all rights with respect to any such counterclaims. Because the parties agreed to the filing of each side’s amended pleadings, on November 28, 2022, the Court determined that Ascend’s March 2022 motion to dismiss was moot.
On December 21, 2022, MedMen filed its second amended counterclaims, an answer, and affirmative defenses to the Company’s Second Amended Complaint. In addition to the allegations in MedMen’s earlier pleadings, MedMen now also alleged that the Company breached the Term Sheet. On January 20, 2023, the Company moved to dismiss MedMen’s second amended counterclaims.
On August 18, 2023, the Court issued a Decision and Order on the Company’s motion to dismiss, dismissing seven of MedMen’s ten counterclaims, including each of the counterclaims brought by MedMen relating to the Term Sheet. On September 26, 2023, MedMen filed a motion seeking leave to file its third amended counterclaims, in which MedMen seeks to revive its previously dismissed counterclaims relating to the Term Sheet. On October 24, 2023, the Company filed an opposition to that motion for leave. That motion remains pending. In addition, on October 18, 2023, MedMen filed a Notice of Appeal of the Court’s August 18, 2023 Decision and Order with respect to the dismissal of MedMen’s three counterclaims relating to the Term Sheet. On November 1, 2023 the Company filed a Notice of Cross-Appeal with respect to the Court’s determination that the Company’s motion to dismiss was not subject to New York’s anti-SLAPP statute. Both parties have yet to perfect the appeals.
Following the Company’s decision to no longer consummate the contemplated transactions, during the third quarter of 2022, the Company expensed a total of $1,704 of capitalized costs, primarily consisting of capital expenditures or deposits that were incurred for certain locations. Additionally, during the fourth quarter of 2022, the Company established an estimated reserve of $3,700 related to the remaining amounts that it is actively pursuing collecting. The Company determined that the estimated reserve remained adequate as of September 30, 2023 and is included within “Other current assets” on the unaudited Condensed Consolidated Balance Sheets in the Financial Statements at September 30, 2023 and December 31, 2022.
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
As reflected in the Financial Statements, the Company had an accumulated deficit as of September 30, 2023 and December 31, 2022, as well as a net loss for the nine months ended September 30, 2023 and 2022, which are indicators that raise substantial doubt of our ability to continue as a going concern. Management believes that substantial doubt of our ability to continue as a going concern for at least one year from the issuance of our Financial Statements has been alleviated due to: (i) cash on hand and (ii) continued growth of sales from our consolidated operations. Management plans to continue to access capital markets for additional funding through debt and/or equity financings to supplement future cash needs, as may be required. However, management cannot provide any assurances that we will be successful in accomplishing our business plans. If we are unable to raise additional capital on favorable terms, if at all, whenever necessary, we may be forced to decelerate or curtail certain of our operations until such time as additional capital becomes available.

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
ITEM 1A. RISK FACTORS.
Other than the updated risk factor below, as of the date of this filing, there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, in response to Item 1A., “Risk Factors,” of Part I of the Annual Report.
We depend on our ability to attract, retain and motivate key personnel.
Our success and our ability to manage anticipated future growth is dependent upon the ability, expertise, judgment, discretion, and good faith of our senior management team and other key personnel. Although we have invested in succession planning, the loss of one or more members of our senior management team or other key personnel could nevertheless have a material adverse effect on our business. If one or more of our senior management team or other key personnel are unable or unwilling to continue in their present positions, we may not be able to replace them readily, if at all. We may also incur additional expenses to recruit and retain new key personnel.
Our business also depends on our ability to continue to attract, motivate, and retain a large number of highly qualified personnel in order to achieve business results. There can be no assurance that we will be able to attract or retain highly qualified personnel. We face significant competition for skilled personnel in our industries. In particular, if the cannabis industry continues to grow, demand for personnel may become more competitive. This competition may make it more difficult and expensive to attract, hire, and retain qualified employees.
As we execute on our growth strategy our senior management team has gone through significant changes. Some members of our management team have been with us for a short period of time and we continue to develop key functions within various aspects of our business. Changes and turnover of employees present particular challenges to the extent they involve the departure of knowledgeable and experienced personnel and the resulting need to identify and train existing or new candidates, which may result in unexpected costs, reduced productivity, and difficulties with respect to internal processes and controls.

Because of these factors, we may not be able to effectively manage or grow our business, which could adversely affect our financial condition, operations or prospects. If we cannot attract, retain and motivate qualified employees to meet the needs of our anticipated growth, or are unable to successfully integrate new key personnel, our business and financial condition could be materially adversely affected.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
There have been no sales of unregistered securities during the quarter ended September 30, 2023, and from the period from October 1, 2023 to the filing date of this report, which have not been previously disclosed in a prior Quarterly Report on Form 10-Q or Current Report on Form 8-K.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
Securities Trading Plans of Directors and Executive Officers
During the three months ended September 30, 2023, none of our executive officers or directors adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

ITEM 6. EXHIBITS.
(a) EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Certificate of Incorporation	S-1	333-254800	3.4	April 23, 2021
3.2	Bylaws	S-1	333-254800	3.5	April 23, 2021
4.1	Specimen Stock Certificate evidencing the shares of common stock	S-1	333-254800	4.1	April 15, 2021
4.2	Form of Registration Rights Agreement	S-1	333-254800	4.2	April 23, 2021
4.3	Form of Warrant Agreement between Ascend Wellness Holdings, Inc. and each of the several lenders, dated June 30, 2022	10-Q	333-254800	4.5	August 15, 2022
10.1*†	Employment Agreement between Ascend Wellness Holdings, Inc. and Mark Cassebaum, dated October 23, 2023
31.1*	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32‡	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Label Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Ascend Wellness Holdings, Inc.
November 8, 2023	/s/ Daniel Neville
Daniel Neville Chief Financial Officer (Principal Financial Officer)

November 8, 2023	/s/ Roman Nemchenko
Roman Nemchenko Executive Vice President, Chief Accounting Officer (Principal Accounting Officer)