Form 10-K
period 2023-12-31
Ascend Wellness Holdings, Inc.
filed 2024-03-13
CIK 1756390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
__________________________
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s Class A common stock on June 30, 2023 as reported on the Canadian Stock Exchange on that date: $102,149,793
As of March 11, 2024, there were 209,420,011 shares of the registrant’s Class A common stock, par value $0.001, and 65,000 shares of the registrant’s Class B common stock, par value $0.001, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain parts of the registrant’s Definitive Proxy Statement relating to the registrant’s 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
Forward-looking statements in this Form 10-K include, but are not limited to, statements with respect to: operating results; profitability; financial condition and resources; anticipated needs for working capital; liquidity; capital resources; capital expenditures; milestones; licensing milestones; potential and pending acquisitions; information with respect to future growth and growth strategies; build out and expansion projects; anticipated trends in the industry in with the Company operates; the Company’s future financing plans; timelines; currency fluctuations; government regulation; inflationary pressure; unanticipated expenses; commercial disputes or claims; limitations on insurance coverage; availability and expectations regarding of cash flow to fund capital requirements; the product offerings of the Company; the competitive conditions of the industry; the competitive and business strategies of the Company; statements relating to the business and future activities of, and developments related to, the Company, including such things as future business strategy, competitive strengths, goals, expansion and growth of the Company’s business, operations and plans; and other events or conditions that may occur in the future.
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

PART I
ITEM 1. BUSINESS
Background
Ascend Wellness Holdings, Inc. (“AWH,” “Ascend,” “we,” “us,” “our,” or the “Company”) is a vertically integrated multi-state cannabis operator focused on operating in adult-use or near-term adult-use states in primarily limited license markets. Ascend’s core business is the cultivation, manufacturing, and distribution of cannabis consumer packaged goods, which are sold through company-owned retail stores and to third-party licensed retail cannabis stores. The Company is a reporting issuer in the United States and in each of the provinces and territories of Canada. The Company’s shares of Class A common stock are listed in Canada on the Canadian Securities Exchange (“CSE”) under the symbol “AAWH.U” and in the United States on the OTCQX Best Market (the “OTCQX”) under the symbol “AAWH.” Ascend is an emerging growth company under federal securities laws and as such Ascend is able to elect to follow scaled disclosure requirements for this filing.
The Company was founded in 2018 with initial operations in Illinois and has since expanded its operational footprint, primarily through acquisitions, and now has operations or financial interests in seven U.S. geographic markets: Illinois, Maryland, Massachusetts, Michigan, New Jersey, Ohio, and Pennsylvania. As of December 31, 2023, Ascend had 34 open dispensaries, 32 of which are in states which have passed legislation permitting recreational cannabis, and 8 of which are branded as outlet stores. During 2023, the Company opened dispensaries in New Bedford, Massachusetts; Grand Rapids, Michigan; Tinley Park, Illinois; Northlake, Illinois; Sandusky, Ohio; and Piqua, Ohio. Additionally, in 2023 the Company acquired four dispensaries in Maryland, including the Aberdeen, Crofton, Ellicott City, and Laurel dispensaries. Subsequent to December 31, 2023, the Company opened a dispensary in Cincinnati Ohio, for a total of 35 dispensaries as of March 1, 2024. The Company has fully-financed expansion plans to achieve 39 total open dispensaries by the end of 2024 through licenses it already owns or licenses which it is under definitive agreement to acquire. The Company is also pursuing opportunities to partner with social equity license holders to expand the Company’s presence in various states. Ascend operates cultivation facilities in six states with approximately 245,000 square feet of total canopy.
Ascend believes in bettering lives through cannabis. The Company’s mission is to improve the lives of its employees, patients, customers and the communities they serve through the use of the cannabis plant. As of March 1, 2024, AWH employed approximately 2,300 people across the cultivation, processing, retail, and corporate functions.

The following organizational chart describes our organizational structure as of December 31, 2023. See Exhibit 21.1 to this filing for a list of AWH’s subsidiaries. All lines represent 100% ownership of outstanding securities of the applicable subsidiary unless otherwise noted. In part, the complexity of the organization structure is due to state licensing requirements that mandate that the Company maintain the corporate identity of the operating license holders.
Legend for state of incorporation:
The Company’s headquarters are located at 1411 Broadway, 16th Floor, New York, NY 10018.
History of the Company
Founding and Incorporation
The Company was originally formed on May 15, 2018 as Ascend Group Partners, LLC, and changed its name to “Ascend Wellness Holdings, LLC” on September 10, 2018. On April 22, 2021, Ascend Wellness Holdings, LLC converted into a Delaware corporation and changed its name to “Ascend Wellness Holdings, Inc.” and effected a 2-for-1 reverse stock split (the “Reverse Split”), which is retrospectively presented for all periods in this filing and referred to as the “Conversion.” As a result of the Conversion, the members of Ascend Wellness Holdings, LLC became holders of shares of stock of Ascend Wellness Holdings, Inc.
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
Outstanding Securities
As of December 31, 2023, the Company had approximately 231.5 million fully diluted shares outstanding, which includes approximately 206.8 million shares of Class A common stock, approximately 0.1 million shares of Class B common stock, and approximately 16.0 million total unvested restricted stock awards and restricted stock units. Fully diluted shares outstanding also includes approximately 4.6 million warrants outstanding, none of which are in the money based on the closing stock price of the shares of Class A common stock on the CSE on December 31, 2023 of $0.97 per share, as well as options to acquire a total of approximately 4.0 million shares of our Class A common stock, of which approximately 0.5 million are exercisable as of December 31, 2023 but are out of the money as of that date.
Financing History
Historically, Ascend used private financing as a source of liquidity for its short-term working capital needs and general corporate purposes. In August 2021, the Company entered into a new credit facility, which provides for a $210.0 million term loan (the “Term Loan”) that bears interest at a rate of 9.5% per annum, due quarterly. Proceeds from the Term Loan were used, in part, to prepay approximately $75.6 million of existing debt and the remainder was used primarily to finance growth initiatives and acquisitions. During the second quarter of 2022, the Company borrowed an additional $65.0 million of term loans under the expansion feature of the credit facility for total borrowings of $275.0 million.
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
•In December 2018, AWH acquired the real property where its Barry, Illinois cultivation facility is located and simultaneously executed a sale leaseback agreement with IIP with a sale price of $19.0 million and an initial TIA of $6.0 million. The TIA has subsequently increased to $52.0 million as we have expanded the cultivation facility, including the addition of a greenhouse.
•In June 2019, AWH acquired the real property where its Lansing, Michigan cultivation facility is located. In July 2019, AWH executed a sale leaseback agreement with IIP with a sale price of $4.8 million and a TIA of $15.0 million to fund the expansion of the facility.

•In January 2022, AWH acquired the real property where its Franklin, New Jersey cultivation facility is located. In February 2022, AWH executed a sale leaseback agreement with IIP with a sale price of $35.4 million and a TIA of $4.6 million to fund the expansion of the facility. The TIA has subsequently increased to $19.6 million as we have expanded the cultivation facility.
•In June 2022, the Company sold and subsequently leased back two of its capital assets in Pennsylvania for total proceeds of $3.8 million, excluding transaction costs. Each of the lease agreements provide for a capital expenditure allowance of up to $3.0 million.
•In May 2023, the Company sold and leased back the real property where the Smithfield, Pennsylvania cultivation facility is located for total proceeds of $15.0 million.
On November 22, 2022, the Company filed a registration statement on Form S-3 (the “Registration Statement”) containing a base shelf prospectus with the SEC (the “Shelf Prospectus”), which Registration Statement became effective on December 22, 2022. A corresponding base shelf prospectus (the “Canadian Prospectus”) was filed with, and receipted by, the securities regulatory authorities in each of the provinces and territories Canada under the U.S.-Canada multijurisdictional disclosure system (“MJDS”). The Registration Statement and Canadian Prospectus qualify the distribution from treasury of up to an aggregate amount of $100 million worth of shares of Class A common stock, preferred stock, warrants, debt securities, subscription rights and/or units of the Company (“Securities”) for a period of three years. The terms of any Securities to be offered under the base prospectus will be specified in a prospectus supplement, which will be filed with the applicable U.S. and Canadian securities regulatory authorities in connection with any such offering. To date, no prospectus supplement has been filed. The Shelf Prospectus and the Canadian Prospectus were filed to provide maximum flexibility to pursue strategic initiatives.
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

Seller	Assets	Locations	Date	Additional Information
Revolution Cannabis-Barry, LLC	1 Cultivation	-Barry, IL	December 2018	This was the Company’s first operational cultivation facility. The Company has since expanded the site by adding a greenhouse, lab, and kitchen.
HealthCentral, LLC	2 Dispensaries	-Springfield, IL -Collinsville, IL	January 2019	These locations were initially medical dispensaries and have since become two of Ascend’s highest performing recreational stores, following the legalization of adult-use in January 2019.
MOCA LLC	2 Dispensaries	-Chicago, IL (Logan Square and River North)	Signed in August 2020 and close in December 2020	This acquisition was the Company’s first entry into the Chicago market and was included in our consolidated results as a variable interest entity (“VIE”) from August 2020 through closing in December 2020.
Southcoast Apothecary, LLC	1 Dispensary	-New Bedford, MA	Initial transaction closed in February 2020 and property purchase closed in August 2020	The New Bedford recreational dispensary opened in February 2023 and is our first expansion into Southern Massachusetts.

Greenleaf Compassion Center LLC	3 Dispensaries and 1 Cultivation	Dispensaries located in: -Montclair, NJ -Rochelle Park, NJ -Fort Lee, NJ Cultivation located in: -Franklin, NJ	September 2020	At the time of acquisition, only the Montclair location was operational. We subsequently opened the Rochelle Park dispensary in May 2021 and opened the Fort Lee dispensary in August 2022. All three dispensaries began by serving medical patients but transitioned to include adult-use customers during 2022 following the passage of adult-use legislation in the state.
Chicago Alternative Health Center, LLC and Chicago Alternative Health Center Holdings, LLC	2 Dispensaries	-Chicago, IL (Chicago Ridge and Archer)	Signed in December 2020 and closed in January 2022	Collectively referred to as “Midway,” the Archer location was operational at signing and the Ascend by Midway - Chicago Ridge location opened in April 2021. Midway was included in our consolidated results as a VIE from the initial signing in December 2020 until becoming a wholly-owned subsidiary with the final closing in January 2022.
FPAW Michigan 2, Inc. (“FPAW”)	6 Dispensaries	-3 dispensaries in the Grand Rapids, MI area -1 dispensary in the Ann Arbor, MI area -1 dispensary in Battle Creek, MI -1 dispensary in the Detroit, MI area	December 2020
FPAW was owned by one of the founders of AWH, who assigned 99.9% of its membership interest to AWH in December 2020 and was consolidated as a VIE prior to that date. Two dispensaries in the Grand Rapids, MI area opened in September 2020 and March 2021, and a third opened in early 2023. The Battle Creek and Detroit area dispensaries each opened in June 2020 and the Ann Arbor dispensary opened in August 2020.

Hemma, LLC	1 Cultivation	-Monroe, OH	May 2021	AWH’s first cultivation site in Ohio with expansion potential.
BCCO, LLC	1 Dispensary	-Carroll, OH	October 2021	Medical dispensary located in the greater Columbus area.
Ohio Cannabis Clinic, LLC	1 Dispensary	-Coshocton, OH	December 2021	Medical dispensary located in the greater Columbus area.
Story of PA CR, LLC	6 Dispensaries and 1 Cultivation	Dispensaries located in: -Scranton, PA -Wayne, PA Cultivation located in: -Smithfield, PA	April 2022	Clinical Registrant license permitting six dispensaries and one cultivation facility in Pennsylvania. Two dispensaries have opened subsequent to purchase; four are still in development. 6,000 square feet of canopy have been added to the cultivation facility.
Ohio Patient Access, LLC	3 Dispensaries	-Sandusky, OH -Piqua, OH -Cincinnati, OH	Definitive agreement signed in August 2022; final close is pending regulatory approval	AWH built out three dispensaries during 2023, two of which opened in December 2023. The third dispensary in Cincinnati opened in January 2024, which AWH intends to be a “flagship” location.
HG Holding, LLC	1 Dispensary	-Tinley Park, IL	Definitive agreement signed in August 2022; final close is pending regulatory approval	AWH opened a dispensary in Tinley Park, IL in Q2 2023.

InLabs LLC	1 Dispensary	-Northlake, IL	Definitive agreement signed in August 2022; final close is pending regulatory approval	AWH opened a dispensary in Northlake, IL in Q4 2023.
Marichron Pharma, LLC	1 Processing Facility	-Columbus, OH	October 2022	The Company acquired a processing facility which will process material produced at the nearby Monroe, OH cultivation facility.
Devi Holdings, Inc.	4 Dispensaries	-1 Aberdeen, MD -1 Crofton, MD -1 Ellicott City, MD -1 Laurel, MD	Definitive agreement signed in January 2023 and closed in April 2023	During 2023, the Company acquired four dispensaries in Maryland.
Amesbury Seller Entity	1 Cultivation	-Amesbury, MA	Definitive agreement signed in January 2024; final close is pending regulatory approval	In January 2024, the Company entered into a definitive agreement to acquire a cultivation and a processing license in Massachusetts, allowing it to add additional capacity to support its growing retail and wholesale customer base in the state.
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
The consumer products portfolio is generated primarily from plant material that the Company grows and processes. As of December 31, 2023, AWH produces consumer-packaged goods in six manufacturing facilities with 245,000 square feet of total canopy. The Company’s product portfolio consists of a range of cannabis product categories, including flower, pre-rolls, concentrates, vapes, edibles, tinctures, and other cannabis-related products. During 2023, we sold approximately 145,000 pounds of wholesale product, on a gross basis. The Company’s expansion plans are subject to capital allocation decisions, the evolving regulatory environment, and general economic factors. See “Forward-Looking Statements.”
Product Offering
Ascend produces and distributes cannabis products for its wholesale partners and AWH owned retail stores. Ascend’s goal is to provide wholesale partners and retail customers with consistent access to quality cannabis products while maintaining a variety of form-factors and SKUs. Ascend produces multiple form factors including flower, pre-rolls, edibles, concentrates, vapes, and more. Ascend produces products and sells them to its own retail stores in Illinois, Massachusetts, New Jersey, Ohio, Pennsylvania, and Michigan and to third-party wholesale customers in Illinois, New Jersey, and Massachusetts.

Ascend’s in-house brands offer a variety of options to satisfy every potential customer’s budget and preference. Ascend’s approach to branding is to have brands that fit any consumers needs, filling the spectrum across the “good”, “better”, and “best” consumer categories. The in-house brands include: SimplyHerb, Ozone, and Ozone Reserve, as well as three brands the Company launched during 2023: Common Goods, Royale, and Tunnel Vision.
•Common Goods is our “no frills” brand that offers high value cannabis for everyday consumption. The brand currently comes in flower and pre-rolls and is available in Illinois, Massachusetts, New Jersey, Ohio, and Pennsylvania.
•SimplyHerb is a “good” brand and one of Ascend’s most price-accessible products with SKUs targeted for the price conscious, value-driven buyer. It is for consumers hunting for low price points and a fun and simple brand experience. SimplyHerb is currently produced and sold across all six markets where Ascend has cultivation facilities, including Illinois, Massachusetts, Michigan, New Jersey, Ohio, and Pennsylvania. The brand has sky-rocketed to the number one brand in the state of Massachusetts, according to BDSA, a provider of market intelligence for the cannabis industry, and has been a meaningful driver for the growth the Company has seen in the Massachusetts wholesale market, despite pressures on the rest of the Massachusetts market.
•Ozone is a “better” brand aimed at providing quality products to the seasoned connoisseur as well as the canna-curious. Ozone is Ascend’s core lifestyle brand for everyday consumers. It is also currently available across all six markets where Ascend has cultivation facilities. Form factors available include flower, pre-rolls, concentrates, vapes, and gummies. Prices are more expensive than SimplyHerb, but flower THC ranges from 22% to 25%, which yields a higher price point. The brand is the third most popular brand in Illinois and New Jersey, according to BDSA.
•Ozone Reserve is among the “best” offering with premier products including exotic flower, refined concentrates, purified oils, as well as vapes. Ozone Reserve is currently produced and sold in Illinois, Massachusetts, New Jersey, and Pennsylvania offering flower THC ranges over 26%.
•Royale is our new super premium brand with “curated fire phenos” including Legacy OG Strains and contemporary genetics. We launched Royale in 2023 in Illinois and Massachusetts to complement the rest of the brand portfolio. The product is available in flower and pre-rolls with THC content above 24% and terpene profiles above 1.75%. It is for the cannabis aficionados searching for unique phenos with best-in-class profiles.
•Lastly, we have Tunnel Vision. Tunnel Vision is a cannabis brand high in Tetrahydrocannabivarin (“THCV”). AWH is now producing a THCV-focused brand for consumers looking for the energizing side of cannabis. A natural THCV booster for the weekend warriors and productivity powerhouses. Tunnel Vision is currently offered in Illinois and Massachusetts.
In addition to producing its own brands, AWH also partners with multiple premiere brands for which it cultivates and sells products targeted to different demographics. Among our partners are Miss Grass, Lowell Farms, Flower by Edie Parker, 1906, and AiroPro. This model allows AWH to target customer demographics that complement its base-markets and leverage brand recognition of our partners, while crafting and selling their tried-and-true products. In 2023, AWH brought Edie Parker and Miss Grass partnerships to New Jersey along with AiroPro and 1906 partnerships to Massachusetts. See below for details on some of AWH’s brand partnerships:
•Miss Grass offers an assortment of pre-roll products targeted to the female demographic. Their “high-times,” “all times,” “good times,” and “half times” mini pre-rolls have been well received at AWH retail stores and amongst its wholesale offering. Miss Grass has been extremely well received across all of Ascend’s partner markets, and has risen to the number three pre-roll in the state of New Jersey, according to BDSA. Ascend currently produces Miss Grass in Illinois, Massachusetts, and New Jersey.

•Lowell Smokes, by Lowell Farms, allows AWH to leverage the Lowell Farms brand amongst the demographic seeking premium pre-rolls. Ascend currently produces Lowell in Illinois and Massachusetts and has plans to launch in New Jersey in 2024.
•Edie Parker is a women-led fashion and lifestyle company that launched a cannabis brand, “Flower by Edie Parker.” The Flower by Edie Parker line provides AWH with a product aimed to attract the female consumer. Ascend currently produces Edie Parker in Illinois, Massachusetts, and New Jersey.
•1906 is a brand targeted to consumers looking for premier edible experiences across a variety of use cases and mood states. 1906 gives AWH the ability to provide a competitive edible offering. Ascend currently produces 1906 in Illinois, New Jersey, Pennsylvania, and Massachusetts.
•AiroPro is dedicated to perfecting the union between technology and personal vaporizers, with advanced Airo Pro vapor systems designed to create the ideal vaping experience for both “cannacurious” and experienced users. In 2023, we expanded this partnership to Massachusetts. Ascend currently produces Airopro in Illinois, Massachusetts, and New Jersey.
While the Company aims to have a plethora of brand offerings, it remains consistent in its strategy of having roughly 50% of products sold in Ascend retail dispensaries be in-house or partner branded products. With this strategy, AWH expects to benefit from vertical margins, while maintaining an offering with options and variety for its retail consumers. No customer represented more than 10% of the Company’s net revenue during 2023, 2022, or 2021.
Strategy
AWH is committed to running the business aligned with its core strategic principles. These include a focus on:
•Achieving vertical integration and scale in limited-license markets. The Company is committed to being vertically integrated in every state in which it operates and having 50% of its retail sales come from products it manufactures or produces, in aggregate across the portfolio. This entails controlling the entire supply chain from seed to sale. AWH is currently vertically integrated in six of its seven states of operation. Five of the seven markets in which AWH operates are in states that pose restrictions limiting the number of licenses allowable, creating a more competitive dynamic. AWH is committed to being a top player in each of the states in which it operates. AWH does not intend to expand to new states without obtaining a large presence and proposes to expand to a new state if it has plans to expand operations to meet the state’s maximum allowable number of dispensaries and cultivation footprint.
•Key flagship locations. AWH is dedicated to securing retail sites in key flagship locations. AWH believes that location is critical when it comes to the success and long-term sustainability of a dispensary. By situating the stores in marquee locations, AWH believes the barriers to entry for competition are higher. Some of AWH’s flagship locations include: (1) Ascend Rochelle Park, which is located on Route 17 just a mile from the Garden State Plaza in highly trafficked northern New Jersey, (2) Ascend Boston, which is located in downtown Boston between TD Garden and Faneuil Hall, and (3) Ascend Collinsville, which is strategically located in the retail corridor near St. Louis. Subsequent to the year-end, Ascend opened Ascend Cincinnati, which is its flagship location in Ohio.
•Disciplined capital allocation and execution of mergers and acquisitions. AWH has a disciplined capital allocation strategy. The Company only deploys capital in markets and on projects which it believes will be accretive to its stockholders. To date, the bulk of the Company’s expansion has been through acquisition. The Company views M&A as the fastest path to growth given the barriers to entry and the regulatory environment in the cannabis industry. Largely due to early license awards, there are a number of independent and single-state operators in the markets in which we operate today. These assets represent attractive acquisition opportunities, as the Company can leverage its local permitting expertise and operational and financial resources to optimize the performance of these assets. Most of the Company’s acquisitions have been negotiated and priced prior to the respective state’s passing of recreational legislation. Many of the assets AWH has acquired have historically underperformed under their previous ownership and AWH has been able to improve the financial performance of acquired assets by implementing its standard operating procedures and technology, thereby allowing for AWH to make acquisitions that create significant value for stockholders. During 2023, the Company acquired the Maryland assets of Devi Holdings, Inc. (“Devi Maryland”), which owns and operates four licensed dispensaries in Aberdeen, Crofton, Ellicott City, and Laurel. The acquisition closed just weeks before the state allowed for the start of recreational sales of cannabis, allowing AWH to benefit from the multiplier of sales. This acquisition was core to our strategy of entering limited-license, late-stage medical markets with an anticipated adult-use cannabis market launch. This approach has made AWH a leader in New Jersey and Illinois, and the Company is following the same playbook in Ohio, Pennsylvania, and, now, Maryland.
The Company has been successful in opening facilities and dispensaries and expects continued growth to be driven by opening new operational facilities and dispensaries under our current licenses, expansion of our current facilities, and increased consumer demand.
General Development of the Business
As of December 31, 2023, AWH has direct or indirect operations or financial interests in seven U.S. geographic markets: Illinois, Maryland, Massachusetts, Michigan, New Jersey, Ohio, and Pennsylvania. AWH has expanded its operational footprint primarily through several acquisitions as identified above. See acquisition history in “History of the Company.”
In addition to the acquisitions the Company has made, AWH has benefited from several cultivation expansion opportunities. Since inception in 2018, the Company completed cultivation builds in Illinois, Massachusetts, Michigan, New Jersey, Ohio, and Pennsylvania. The Company sells to its own retail stores in each of these states, and to third-party wholesale customers in Illinois, Massachusetts, and New Jersey.
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

Wholesale distribution
During the fourth quarter of 2023, approximately 55% of AWH wholesale sales were generated by sales of Ascend products to third-party retailers. AWH continues to grow the wholesale business by: 1) increasing wholesale market share and expanding penetration within wholesale distribution, 2) selling higher volumes of product to wholesale customers, and 3) expanding the category set to higher value products sold to wholesale customers. As of December 31, 2023, AWH sold products to over 90% of the dispensaries in Illinois, but the Company has capacity to significantly increase market penetration across its other states. AWH has internal sales managers dedicated to these penetration efforts. During the year ended December 31, 2023, gross wholesale revenue grew in aggregate for the Company and also grew in each of AWH’s individual 6 wholesale markets.
AWH is also acutely focused on category management and expansion. AWH’s development efforts are focused on pre-rolls, vapes, edibles, and other ready-to-use product forms that it expects to outperform whole flower over time. The Company is also concentrating on expanding the vape offering, including live products and ratio products that represent fast growing segments of the vape category, and expanding the pre-roll offering. The Company expects the pre-roll category to grow significantly as the preferred way to consume flower for many customers. In 2021, AWH launched a pre-roll partnership with Lowell Smokes and in 2022 the Company launched multiple additional pre-roll SKUs in smaller sizes, innovative multi-pack options, and premium infused pre-rolls. During 2022, the Company also launched a pre-roll partnership with Miss Grass that has been well received by customers. AWH continues to expand the edibles manufacturing capabilities to provide micro-dose product forms along with additional forms desired by the market. Strategic partnerships are a key part of diversifying and expanding the Company’s offering. In 2023, the Company launched solventless vapes in New Jersey, bringing to market an in-demand product for cannabis aficionados. Also in 2023, the Company launched a new flavor-forward product family (for vapes, shakes, and pre-rolls) for the SimplyHerb brand in Illinois, Massachusetts, and New Jersey. AWH also expanded our partnerships and brought certain partner-brands to new states.
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
•Outlet vs Flagship. Ascend has pioneered the concept of flagship locations, with key dispensaries in premium locations in markets where the demand is limited by supply. With this concept in mind, AWH established cannabis outlet stores using the same outlet model that found relative success in other industries for slightly more competitive markets where there is an excess of supply. In those markets, Ascend has branded Outlet stores. The Company has eight outlet stores to date where AWH offers ‘everyday low prices’. AWH believes the outlet model allows the company to penetrate and compete in more mature markets, especially in states with few new cannabis customers. Identifying which stores should be positioned as outlet vs. flagship is a critical piece of Ascend’s retail model.
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
◦Delivery. AWH now has delivery programs out of Newton, Massachusetts; Boston Massachusetts; Grand Rapids (Scribner St), Michigan; and East Lansing Michigan. Ascend is also working to bring delivery to New Jersey. Delivery enables AWH to bring customers the products they enjoy straight to the comfort of their homes.
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
•Social Equity. While AWH understands and appreciates how fortunate the Company is to be in a position to help build and guide the future of modern cannabis, AWH is also acutely aware of the lives that have been destroyed, especially in minority communities, through decades of unjust laws and inequitable enforcement. Ascend’s social equity mission is to help create a stronger and more equitable cannabis industry through collaboration and make an impact on the social disparities caused by the war on drugs. Ascend does this by creating authentic relationships with the communities we serve, working collaboratively to create programming that sustains healthy and vibrant communities, and leveraging our resources - money, time, and talent- to benefit those most impacted by the war on drugs. Key 2023 social equity accomplishments include:
◦Hosting multiple expungement clinics and resource fairs across six states;
◦Sponsoring over 20 diversity in cannabis events across all seven states;
◦Mentoring over 100 social equity licensees in Illinois, New Jersey, and Massachusetts;
◦Providing 24 tours of our facilities in Illinois, Michigan, New Jersey, and Massachusetts with 5-10 social equity license holders on each tour;

◦Launching suppler diversity programs;
◦Donating close to $0.3 million to partners across all of our states; and
◦Collecting an additional $0.2 million for the Last Prisoner Project from our customers.
•Governance. Governance and disclosure are important to AWH. Last year, the Compensation and Governance Committee and the Audit Committee became fully independent. The Company provides GAAP financials and publishes its key governance policies, as well as provides access to its whistleblower hotline on its investor website.
•Environmental. The planet is important to us. We try to make daily decisions that have better impacts on the planet. Some of our practices that optimize our resource usage to minimize our impact include:
◦Packaging. AWH sources packaging that is derived from approximately 53% recycled or biodegradable materials.
◦Water-use Practices. AWH leverages precision drip irrigation systems and control systems to optimize the minimal use of irrigation water as part of its cannabis cultivation practices.
◦Energy Practices. AWH utilizes electricity to manage the environmental growing conditions for its cannabis cultivation. Through rigorous application of control systems, cannabis is grown with high yields for medical and adult-use while optimizing the use of electricity used to control temperatures in an indoor growing environment. The use of efficient indoor environmental controls, combined with our switch to LED lighting, minimizes the use of electricity to achieve high quality and high yielding medical and adult-use cannabis.
◦Greenhouse. In January 2022, AWH began planting 55,000 square feet of cultivation in its greenhouse in Illinois. On average, the greenhouse consumed less than 20% of power per square foot of cultivation compared to the rest of the portfolio.
◦Waste Management. AWH has put processes in place to minimize its waste production. We shred green waste to reduce space and coordinate pickups to coincide with harvest schedules to minimize the number of trips, among other things.
Human Capital
As of December 31, 2023, we had approximately 2,300 employees, approximately 91% of whom were in field operations and approximately 9% of whom were in corporate administrative and management. Approximately 21% were represented by ten collective bargaining agreements with local chapters of labor unions, with expiration dates ranging from January 2025 to December 2026. One additional collective bargaining agreement was entered into during January 2024 and expires in January 2027. We have not experienced any significant work slowdowns, stoppages, or other labor disruptions. The Company considers its employee relations to be generally positive.
We offer our employees opportunities to grow and develop their careers and provide them with a wide array of company paid benefits and compensation packages which we believe are competitive relative to our peers in the industry. As of December 31, 2023, 27% of leadership positions (defined as supervisor and above) were held by racial minorities and 40% of leadership positions were held by women. AWH will continue to work towards achieving a more equitable balance of genders and races across the Company and in leadership.
The Company’s number and levels of employees are continually aligned with the pace and growth of our business and management believes it has sufficient human capital to operate the business successfully.

Operations by State
The following is an overview of our cultivation and dispensary assets by state that are currently operational, as well as our expected asset base once fully built out.
Cultivation Assets
Across its cultivation assets, as of December 31, 2023, AWH had 245,000 square feet of total canopy, which is defined as the square footage of flower, vegetation, and propagation tables. The Company estimates each square foot of total canopy has the power to generate approximately half a pound of cannabis per year. All of the Company’s cultivation and planned cultivation facilities are indoor, with the exception of the 55,000 square foot greenhouse in Illinois. The Company believes that indoor grow facilities allow for fine-tuned controls which help enable AWH to grow high-quality cannabis. All of the cultivation projects underway are expansion projects to existing cultivation facilities. The Company deems these as lower risk than green fielding at new sites that are not yet permitted for cultivation operations. The new cultivation plans are flexible and will ultimately depend on market conditions, local licensing, construction, and other regulatory permissions. Our expansion plans are subject to capital allocation decisions, the evolving regulatory environment, and general economic factors. See “Forward-Looking Statements.”

State	Square Feet of Canopy as of December 31, 2023	Additional Comments
Illinois	113,000	Located in Barry, Illinois, the cultivation facility also has ethane and butane-based extraction equipment and kitchen.
Michigan	28,000	Located in Lansing, Michigan, the cultivation facility has 28,000 square feet of canopy. The Company added a kitchen in 2022.
Massachusetts	54,000
Located in Athol, Massachusetts, the cultivation facility underwent a phase 2 expansion which it completed in 2022. The facility also has methane and butane-based extraction equipment. In January 2024, the Company entered into a definitive agreement to acquire a cultivation and a manufacturer license for use at a facility in Amesbury, MA where it intends to build out approximately 15,000 square feet of canopy.

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

Dispensary Assets
As of December 31, 2023, AWH had 34 open and operating retail locations. Subsequent to December 31, 2023, the Company opened a dispensary in Cincinnati, Ohio, for a total of 35 dispensaries as of March 1, 2024. AWH anticipates expanding to 39 open and operating dispensaries by the end of 2024, including acquisitions that are pending close. The new store opening plans are flexible and will ultimately depend on market conditions, local licensing, construction, and other regulatory permissions. All of the dispensary plans are subject to capital allocation decisions, the evolving regulatory environment, and general economic factors. See “Forward-Looking Statements.”

State	Open Dispensaries as of December 31, 2023 (includes pending acquisitions)	Owned or Pending Dispensaries and Licenses as of December 31, 2023 (includes pending acquisitions)	Comments(1)
Illinois	10	10
6 dispensaries in the Chicago area(2); 2 in Southern IL bordering Missouri; 2 near Springfield, IL. The state caps recreational dispensary licenses at 10 stores per owner. 2 dispensaries are branded as outlet stores.

Maryland	4	4	1 dispensary in each of Aberdeen, Crofton, Ellicott City and Laurel were acquired in April 2023 and subsequently rebranded and opened for adult use in July 2023.
Massachusetts	3	3	1 dispensary in downtown Boston; 1 in Newton; 1 in New Bedford. The state caps recreational dispensary licenses at 3 stores per owner. The New Bedford dispensary is branded as an outlet store.
Michigan	8	8	8 dispensaries throughout the state, including 1 in Grand Rapids opened in March 2023. The Grand Rapids dispensary is branded as an outlet store.
New Jersey	3	3	1 dispensary in Rochelle Park; 1 in Montclair; 1 in Fort Lee. The state caps recreational dispensary licenses at 3 stores per owner. The Company is in the process of relocating the Montclair dispensary to Wharton.
Ohio	4	5	4 dispensaries throughout the state; subsequently opened 1 dispensary in Cincinnati.(3) 2 dispensaries are branded as outlet stores.
Pennsylvania	2	6	1 dispensary in Scranton; 1 in Wayne. The Company plans to open the remaining 4 over the next year. Both operating dispensaries are branded as outlet stores.
(1)See “Forward-Looking Statements.”
(2)Two of the dispensaries are pending regulatory approval of ownership transfer.
(3)Three of the dispensaries are operating under master service agreements pending close of the acquisition of Ohio Patient Access, LLC. Transfer of ownership is subject to regulatory approval.

Licenses
The following chart summarizes the U.S. states in which we operate or have an investment as of December 31, 2023, along with the nature of the operations, the number of dispensary, cultivation and other licenses held by each entity, and whether such entity has any operation, cultivation, or processing facilities. All of the following entities are considered to be directly engaged in the cultivation or distribution of cannabis in accordance with a U.S. state license.

State	Entity	Adult-Use/Medical	Dispensary Licenses	Cultivation/ Processing/ Distribution Licenses	Operational Dispensaries	Operational Cultivation/ Processing Facilities
Illinois	Chicago Alternative Health Center, LLC	AU, M	3	—	2	—
Illinois	HealthCentral LLC	AU, M	6	—	4	—
Illinois	MOCA LLC	AU, M	3	—	2	—
Illinois	Revolution Cannabis-Barry LLC	AU, M	—	3	—	1
Illinois	Homecoming Group, LLC	AU	1(1)	—	1	—
Illinois	Inlabs I, LLC	AU	1(1)	—	1	—
Maryland	Blu Pharms, LLC	AU, M	1	—	1	—
Maryland	Blue Mountain Care, LLC	AU, M	1	—	1	—
Maryland	Durjaya, LLC	AU, M	1	—	1	—
Maryland	Farmalogics Health and Wellness, LLC	AU, M	1	—	1	—
Massachusetts	Ascend Mass, LLC	AU	2	—	2	—
Massachusetts	MassGrow, LLC	AU	—	2	—	1
Massachusetts	Southcoast Apothecary, LLC	AU	1	—	1	—
Michigan	FPAW Michigan, LLC	AU, M	13	19	8	1
New Jersey	Ascend New Jersey LLC	AU, M	6	4	3	1
Ohio	BCCO, LLC	M	1	—	1	—
Ohio	Hemma, LLC	M	—	2	—	1
Ohio	Marichron Pharma, LLC	M	—	1	—	1
Ohio	Ohio Cannabis Clinic, LLC	M	1	—	1	—
Ohio	Ohio Patient Access, LLC	M	3(1)(2)	0	2	—
Pennsylvania	Story of PA, LLC	M	2	1	2	1
Total			47	32	34	7
(1)Pending regulatory approval of ownership transfer.
(2)Managed under master service agreements with Ohio Patient Access, LLC pending acquisition close.

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
The Company believes it is well-poised in its competitive positioning due to the competitive advantages highlighted below:
•Scale and vertical integration. The Company’s scale helps it compete, particularly, against the SSOs who may not be able to obtain the same operating synergies that AWH can. AWH is vertically integrated in six of its seven states of operation and operates in states where it believes it can be a top 5 player one day.
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

Overview of Government Regulation
On February 8, 2018, the Canadian Securities Administrators revised their previously released Staff Notice 51-352 – Issuers with U.S. Marijuana-Related Activities (“Staff Notice 51-352”), which provides specific disclosure expectations for issuers that currently have, or are in the process of developing, cannabis related activities in the United States as permitted within a particular State’s regulatory framework. In accordance with the Staff Notice 51-352, below is a discussion of the federal and state-level U.S. regulatory regimes in those jurisdictions where we are currently directly involved, through our subsidiaries, in the cannabis industry. Certain of our subsidiaries and third-party licensed operators with which we have contractual relationships are directly engaged in the manufacture, possession, sale, or distribution of cannabis in the adult-use and/or medical cannabis marketplace in the states of Illinois, Maryland, Massachusetts, Michigan, New Jersey, Ohio, and Pennsylvania. In accordance with Staff Notice 51-352, we evaluate, monitor, and reassess this disclosure, and any related risks, on an ongoing basis and the same will be supplemented and amended to investors in public filings, including in the event of government policy changes or the introduction of new or amended guidance, laws, or regulations regarding cannabis regulation. We intend to promptly remedy any known occurrences of non-compliance with applicable state and local cannabis rules and regulations, and intend to publicly disclose any material non-compliance, citations, or notices of violation which may have an impact on our licenses, business activities, or operations. The Company has received and continues to receive legal input regarding (a) compliance with applicable state regulatory frameworks in the states of Illinois, Maryland, Massachusetts, Michigan, New Jersey, Ohio, Pennsylvania, and Maryland and (b) potential exposure and implications arising from U.S. federal law. The Company receives such advice on an ongoing basis but has not received a formal legal opinion on such matters.
The U.S. federal government regulates drugs through the Controlled Substances Act (21 U.S.C. § 811) (the “CSA”), which places controlled substances, including cannabis, in a schedule. Cannabis is classified as a Schedule I controlled substance. The CSA explicitly prohibits the manufacturing, distribution, selling, and possession of cannabis and cannabis-derived products as a consequence of its Schedule I classification. Classification of substances under the CSA is determined jointly by the United States Drug Enforcement Administration (the “DEA”) and the United States Food and Drug Administration (the “FDA”). The United States Department of Justice (the “DOJ”) defines Schedule I drugs and substances as drugs with no currently accepted medical use, a high potential for abuse, and a lack of accepted safety for use under medical supervision. However, the FDA has approved Epidiolex, which contains a purified form of cannabidiol (“CBD”), a non-psychoactive cannabinoid in the cannabis plant, for the treatment of seizures associated with two epilepsy conditions. The FDA has not approved cannabis or cannabis derived compounds as a safe and effective drug for any other condition. Moreover, under the 2018 Farm Bill or Agriculture Improvement Act of 2018, cannabis remains a Schedule I controlled substance under the CSA, with a narrow exception for hemp, which is defined as cannabis with a tetrahydrocannabinol (“THC”) concentration of less than 0.3% on a dry weight basis.
Unlike in Canada, where federal legislation uniformly governs the cultivation, distribution, sale, and possession of medical and adult-use cannabis under the Cannabis Act, S.C. 2018, c. 16, and the Cannabis for Medical Purposes Regulations, cannabis is largely regulated at the state level in the United States. To date, there are 38 states, plus the District of Columbia (and the territories of Guam, Puerto Rico, the U.S. Virgin Islands and the Northern Mariana Islands), that have laws and/or regulations that recognize, in one form or another, legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. In addition, 24 states, plus the District of Columbia (and the territories of Guam and the Northern Mariana Islands) have legalized cannabis for adult-use. Eleven states have also enacted low-THC/high-CBD only laws for medical cannabis patients.
State laws that permit and regulate the production, distribution and use of cannabis for adult-use or medical purposes are in direct conflict with the CSA, which makes cannabis use, distribution and possession federally illegal. Although certain states and territories of the United States authorize medical or adult-use cannabis production and distribution by licensed or registered entities, under U.S. federal law, the possession, cultivation, and transfer of cannabis and any related drug paraphernalia is illegal and any such acts are criminal acts under any and all circumstances under the CSA. The Supremacy Clause of the U.S. Constitution establishes that the U.S. Constitution and federal laws made pursuant to it are paramount and, in case of conflict between federal and state law, the federal law shall apply. Although the Company’s activities are compliant with applicable U.S. state and local law, strict compliance with state and local laws with respect to cannabis may neither absolve the Company of liability under

U.S. federal law, nor may it provide a defense to any federal proceeding which may be brought against the Company.
The Obama administration attempted to address the inconsistent treatment of cannabis under state and federal law in the Cole Memorandum, issued on August 29, 2013 by former U.S. Attorney General James Cole, which outlined certain priorities for the DOJ relating to the prosecution of cannabis offenses. The Cole Memorandum acknowledged that, notwithstanding the designation of cannabis as a Schedule I controlled substance at the federal level, several states had enacted laws authorizing the use of cannabis for medical or adult-use purposes. The Cole Memorandum noted that jurisdictions that have enacted laws legalizing cannabis in some form have also implemented strong and effective regulatory and enforcement systems to control the cultivation, processing, distribution, sale and possession of cannabis. As such, conduct in compliance with those laws and regulations is less likely to implicate the Cole Memorandum’s enforcement priorities. The DOJ did not provide (and has not provided since) specific guidelines for what regulatory and enforcement systems would be deemed sufficient under the Cole Memorandum. In light of limited investigative and prosecutorial resources, the Cole Memorandum concluded that the DOJ should be focused on addressing only the most significant threats related to cannabis, such as distribution of cannabis from states where cannabis is legal to those where cannabis is illegal, the diversion of cannabis revenues to illicit drug cartels, and sales of cannabis to minors.
On January 4, 2018, former Attorney General Jeff Sessions issued the Sessions Memorandum, which rescinded the Cole Memorandum effective upon its issuance. The Sessions Memorandum stated, in part, that current law reflects “Congress’ determination that cannabis is a dangerous drug and cannabis activity is a serious crime,” and Mr. Sessions directed all U.S. Attorneys to enforce the laws enacted by Congress by following well-established principles when pursuing prosecutions related to cannabis activities. We are not aware of any prosecutions of investment companies doing routine business with licensed cannabis related businesses in light of this DOJ position. However, there can be no assurance that the federal government will not enforce federal laws relating to cannabis in the future. As a result of the Sessions Memorandum, federal prosecutors are now free to utilize their prosecutorial discretion to decide whether to prosecute cannabis activities, despite the existence of state-level laws that may be inconsistent with federal prohibitions. No direction was given to federal prosecutors in the Sessions Memorandum as to the priority they should ascribe to such cannabis activities, and thus it is uncertain how active U.S. federal prosecutors will be in relation to such activities.
The former Attorneys General who succeeded former Attorney General Sessions following his resignation did not provide a clear policy directive for the United States as it pertains to state-legal cannabis related activities. President Joseph Biden was sworn in as the 46th United States President on January 20, 2021, nominating Merrick Garland to serve as Attorney General in his administration. It is not yet known whether the DOJ under President Biden and Attorney General Garland, confirmed on March 10, 2021, will re-adopt the Cole Memorandum or announce a substantive cannabis enforcement policy. At Mr. Garland’s confirmation hearing, he stated, “It does not seem to me a useful use of limited resources that we have, to be pursuing prosecutions in states that have legalized and that are regulating the use of marijuana, either medically or otherwise.” He has not, however, reissued the Cole Memorandum or otherwise provided guidance. If DOJ policy under Attorney General Garland were to aggressively pursue financiers or owners of cannabis-related businesses, and U.S. Attorneys followed such DOJ policies through pursuing prosecutions, then the Company could face (i) seizure of its cash and other assets used to support or derived from its cannabis operations, (ii) the arrest of its employees, directors, officers, managers and investors, and charges of ancillary criminal violations of the CSA for aiding and abetting and conspiring to violate the CSA by virtue of providing financial support to cannabis companies that service or provide goods to state-licensed or permitted cultivators, processors, distributors, and/or retailers of cannabis, and/or (iii) the barring of its employees, directors, officers, managers and investors who are not U.S. citizens from entry into the United States for life. Unless and until Congress amends the CSA with respect to cannabis (and as to the timing or scope of any such potential amendments there can be no assurance), there is a risk that federal authorities may enforce current U.S. federal law criminalizing cannabis.

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
Additionally, under U.S. federal law, it may potentially be a violation of federal money laundering statutes for financial institutions to take any proceeds from the sale of cannabis or any other Schedule I controlled substance. Canadian banks are likewise hesitant to deal with cannabis companies, due to the uncertain legal and regulatory framework of the industry. Banks and other financial institutions, particularly those that are federally chartered in the United States, could be prosecuted and possibly convicted of money laundering for providing services to cannabis businesses. While Congress is considering legislation that may address these issues, there can be no assurance of the content of any proposed legislation or that such legislation is ever passed.
Despite these laws, the U.S. Department of the Treasury’s United States Financial Crimes Enforcement Network (“FinCEN”) issued a memorandum (the “FinCEN Memorandum”) in February 2014 outlining guidance for financial institutions that bank state-sanctioned cannabis businesses in compliance with federal enforcement priorities. Although it was originally intended for the Cole Memorandum and the FinCEN Memorandum to work in tandem, following the revocation of the Cole Memorandum the FinCEN Memorandum is a standalone document which explicitly lists the eight enforcement priorities originally cited in the Cole Memorandum. Currently, the FinCEN Memorandum remains intact, indicating that the Department of the Treasury and FinCEN intend to continue abiding by its guidance. However, in the United States, it is difficult for cannabis-based businesses to open and maintain a bank account with any bank or other financial institution.
One legislative safeguard for the medical cannabis industry, appended to the federal budget bill, remains in place following the rescission of the Cole Memorandum. Since fiscal year 2015, Congress has included a rider to the Consolidated Appropriations Acts (currently referred to as the “Rohrabacher/Blumenauer Amendment”) to prevent the federal government from using congressionally appropriated funds to enforce federal cannabis laws against regulated medical cannabis actors operating in compliance with state and local law. Most recently, the Rohrabacher/Blumenauer Amendment was included in the Consolidated Appropriations Act, 2024 signed into law by President Biden on March 9, 2024 and will remain in effect through the fiscal year, which ends September 30, 2024. There is no guarantee that the Rohrabacher/Blumenauer Amendment will be included in any future omnibus appropriations packages or continuing budget resolutions once the current Consolidated Appropriations Act, 2024 expires.
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
In the absence of comprehensive reform of federal cannabis legislation, a growing number of members of Congress have expressed support for federal legislation that would expand financial services to cannabis-related businesses and service providers, including the Marijuana Opportunity Reinvestment and Expungement Act (the “MORE Act”), Secure and Fair Enforcement Banking Act (the “SAFE Banking Act”), and the Preparing Regulators Effectively for a Post-Prohibition Adult Use Regulated Environment Act (the “PREPARE Act”).
Initially introduced in 2019, the MORE Act was passed by the House of Representatives on December 4, 2020. The MORE Act would provide for the removal of cannabis from the list of controlled substances in the CSA and other federal legislation. Among other things, it would end the applicability of Section 280E of the United States Internal Revenue Code of 1986, as amended, to cannabis businesses and impose a 5% federal excise tax. The MORE Act was not passed by the Senate prior to the end of the 116th Congress, but an updated version was subsequently reintroduced in the House of Representatives on May 28, 2021. On April 1, 2022, the House of Representatives passed the MORE Act once again, but it was again stalled in the Senate. On July 21, 2022, a similar bill was introduced in the Senate but ultimately failed to pass, called the Cannabis Administration and Opportunity Act (“CAOA”). The CAOA, if enacted, would, among other impacts, remove cannabis from the CSA, impose excise taxes on the sale of cannabis, and create a federal regulatory framework for the cannabis industry. On September 20, 2023, the MORE Act was reintroduced into the House of Representatives.
Considered alternatives to the MORE Act, the States Reform Act of 2023 (the “States Reform Act”) and Strengthening the Tenth Amendment Through Entrusting States (STATES) 2.0 Act (the “States 2.0 Act”) would defer enforcement authority to state level by providing for the removal of cannabis from the list of controlled substances in the CSA, among other things. First introduced in 2021, the States Reform Act was reintroduced in the House of Representatives on October 24, 2023. A version of the States 2.0 Act was first introduced in the House of Representatives and the Senate in 2018, and reintroduced in both in 2019, but both times was stalled. The States 2.0 Act was reintroduced in the House of Representatives on December 7, 2023.
On March 7, 2019, SAFE Banking Act, which would expand financial services by providing safe harbors and guidance to financial institutions that work with cannabis-related legitimate businesses and service providers, was introduced in the House of Representatives. Despite broad bipartisan support, the SAFE Banking Act stalled in the Senate. On April 26, 2023, the SAFE Banking Act was reintroduced in the House of Representatives and the Senate. The House of Representatives previously passed the SAFE Banking Act on seven separate occasions since 2019, either as a standalone bill or attached to other legislation, including most recently in 2022 with the America Competes Act which passed the House of Representatives on February 4, 2022, but the proposed bills either failed to pass through the Senate or the SAFE Banking Act provisions were ultimately removed from enacted legislation. However, on September 20, 2023, an updated version of the SAFE Banking Act known as the Secure and Fair Enforcement Regulation Banking Act (the “SAFER Banking Act”) was introduced in the Senate and, for the first time, the legislation was advanced out of committee to the Senate floor on September 27, 2023.

The PREPARE Act, first introduced in the House of Representatives on April 14, 2022, would direct the Attorney General to establish a commission to study a plausible and prompt pathway to cannabis regulation modeled after federal and state regulatory frameworks with respect to alcohol. The PREPARE Act was reintroduced in the House of Representatives on April 13, 2023.
On October 6, 2022, President Biden announced that he directed the Secretary of the United States Department of Health and Human Services (“HHS”) and Attorney General Garland to initiate a review of cannabis’s classification as a Schedule I controlled substance under the CSA. On August 29, 2023, HHS completed its review and sent a letter to the DEA calling for the rescheduling of cannabis from a Schedule I substance to a Schedule III substance under the CSA. The DEA has since been conducting its own review to evaluate cannabis’ safety. Under the CSA, HHS’ recommendations “shall be binding … as to scientific and medical matters.” The timing and outcome of the DEA’s review is unknown and there is no certainty that cannabis will be placed under a different schedule or de-scheduled, and there is also no certainty as to the impacts such actions would have on our business or the cannabis industry as a whole, particularly when considering potential implications for federal regulation and interstate commerce.
On December 2, 2022, President Biden signed into law H.R. 8454, the “Medical Marijuana and Cannabidiol Research Expansion Act,” (the “Research Expansion Act”) which establishes a new registration process for conducting research on cannabis and for manufacturing cannabis products for research purposes and drug development. The Research Expansion Act is the first piece of standalone federal cannabis reform legislation in U.S history. Among other things, the Research Expansion Act ; (i) directs the DEA to register practitioners to conduct cannabis and CBD research and manufacturers to supply cannabis for research purposes; (ii) expressly allows the DEA to register manufacturers and distributors of cannabis or CBD for the purposes of commercial production of a drug approved by the FDA; (iii) requires the DEA to assess whether there is an adequate and uninterrupted supply of cannabis for research purposes; (iii) permits registered entities to manufacture, distribute, dispense, or possess cannabis or CBD for purposes of medical research; (iv) clarifies that physicians do not violate the CSA when they discuss the potential harms and benefits of cannabis and CBD with patients; and (v) directs the DHHS to coordinate with the National Institutes of Health and other agencies to report on the “therapeutic potential” of cannabis for conditions such as epilepsy, and the impact of cannabis on adolescent brain development.
There can be no assurance that the MORE Act, the SAFE Banking Act, the PREPARE Act, or similar legislation will be passed in the near future or at all. Further, there is also no certainty as to the impacts such actions would have on our business or the cannabis industry as a whole, particularly when considering potential implications for federal regulation and interstate commerce.
Compliance with Applicable State Laws in the United States
We are in compliance with applicable cannabis licensing requirements and the regulatory framework enacted by each state in which we currently operate. We have in place a detailed compliance program, an internal legal and compliance department, and an operational compliance team across all states in which we operate. Our compliance department is overseen by our Chief Compliance Officer and further consists of compliance professionals who oversee and ensure compliance in each of our jurisdictions and facilities. We also have external state and local regulatory and compliance counsel engaged in every jurisdiction in which we operate.
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
We monitor all compliance notifications from the regulators and inspectors in each market we operate and timely resolve any issues identified. We keep records of all compliance notifications received from regulators or inspectors, as well as how and when an issue was resolved. Moreover, we monitor news sources for information regarding developments at the state and federal level relating to the regulation and criminalization of cannabis.
Further, we have created comprehensive standard operating procedures that include detailed descriptions and instructions for receiving shipments of inventory, inventory tracking, recordkeeping and record retention practices related to inventory. We also have comprehensive standard operating procedures in place for performing inventory reconciliation, and ensuring the accuracy of inventory tracking and recordkeeping. We maintain accurate records of our inventory at all licensed facilities. Adherence to our standard operating procedures is mandatory and helps ensure that our operations are compliant with the rules set forth by the applicable state and local laws, regulations, ordinances, licenses and other requirements. We enforce adherence to standard operating procedures by regularly conducting internal inspections and ensuring that any issues identified are resolved quickly and thoroughly.
We maintain strict compliance guidelines with respect to online reservations of products. No purchase and sale transactions may be completed online. A patient, patient’s primary caregiver or customer may reserve products online, but must be physically present at one of our dispensaries to complete the transaction. This requirement allows our dispensary staff to ensure that our standard operating procedures (including its compliance programs) are applied to all patients, patient’s primary caregivers and customers in connection with the purchase and sale of products.
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
In jurisdictions where recreational cannabis is legal, upon arrival at the dispensary, a customer must present government-issued photo identification to verify they are at least 18 or 21 years of age, as applicable. Once the identification is verified, the customer may pay for the products to complete the transaction. If the customer does not have valid identification, the customer will not be able to purchase recreational cannabis at the applicable Company dispensary, irrespective of any reservations made online.
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

State Regulation of Cannabis
The risk of federal enforcement and other risks associated with our business are described in the section entitled “Risk Factors.” To the knowledge of management, other than as disclosed in this Annual Report on Form 10-K, there have not been any statements or guidance made by federal authorities or prosecutors regarding the risk of enforcement action in the states which we operate. See “Risk Factors - U.S. state regulation of cannabis is uncertain.”
Following the thesis that distributing brands at scale will win, we enter markets where we believe that we can profitably and sustainably operate and command significant market share, and thus maximize consumer and brand awareness. The regulatory frameworks enacted by the states, which are similar to the limited and controlled issuance of gaming or alcohol distributorship licenses, provide a macro-level indication of whether certain state markets will be sustainable and profitable.
Below is a summary overview of the regulatory and competitive frameworks in each of our operating markets.
Illinois
Illinois Regulatory Landscape
Illinois has legalized both medical and adult-use of cannabis. In January 2014, the Compassionate Use of Medical Cannabis Pilot Program Act (“MCPP”), which allows individuals diagnosed with certain debilitating or “qualified” medical conditions to access medical cannabis, became effective. The medical program is currently administered under the MCPP and the pilot designation has been removed.
In June 2019, Illinois legalized adult-use cannabis pursuant to the Cannabis Regulation and Tax Act (the “CRTA”). The CRTA imposes several operational requirements on adult-use licensees and requires prospective licensees to demonstrate their plans to comply with such requirements. For example, applicants for dispensary licenses must include an employee training plan, a security plan, recordkeeping and inventory plans, a quality control plan, and an operating plan.
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
Illinois Licenses
Illinois licenses four types of cannabis businesses within the state: (1) cultivation; (2) processing; (3) transportation; and (4) dispensary. All cultivation, craft grower, infuser, and transporter establishments must register with the Illinois Department of Agriculture. All dispensaries must register with the Illinois Department of Financial and Professional Regulation (“IDFPR”). If applications contain all required information, establishments are issued a cannabis establishment license. Medical dispensary, cultivation, processing, and transportation licenses are valid for a period of one year and are subject to strict annual renewal requirements. Adult-use dispensary licenses are valid for a period of two years and are subject to strict biannual renewal requirements. Renewal applications may be denied if the licensee has a history of non-compliance and penalties.
HealthCentral, LLC has been issued a total of six dispensary licenses, two medical licenses and four adult-use licenses. Revolution Cannabis-Barry, LLC has been issued two cultivation licenses, one medical license and one adult-use license, and one transporter license. MOCA LLC is licensed to operate two dispensaries and has been issued a total of three dispensary licenses, one medical and two adult-use licenses. Chicago Alternative Health Center, LLC is licensed to operate two dispensaries, one in Chicago and one in Chicago Ridge, and has been issued a total of three dispensary licenses, one medical and two adult-use licenses. The Homecoming Group, LLC has been issued one adult-use license, and is operated by Ascend under a managed services agreement pending approval of a transfer of ownership application submitted to IDFPR in June 2023. Inlabs I, LLC has been issued one adult-use license, and is operated by Ascend under a management services agreement pending approval of a transfer of ownership application that will be submitted to IDFPR upon regulatory approval and close of an intermediary license transfer application.
The below table lists the Illinois licenses held by our subsidiaries and contractual parties:

Entity	License Number	City	Expiration / Renewal Date	Description
Revolution Cannabis-Barry, LLC	1503060627	Barry	3/9/2025	Medical Cultivation License
Revolution Cannabis-Barry, LLC	1503060627-AU	Barry	3/31/2024	Adult-Use Cultivation License
Revolution Cannabis-Barry, LLC	1503060627-TR	Barry	7/14/2024	Transporter License
HealthCentral, LLC	280.000022-DISP	Collinsville	1/7/2025	Medical License
HealthCentral, LLC	284.000025-AUDO	Collinsville	3/31/2026	Adult-Use License
HealthCentral, LLC	280.000029-DISP	Adam St. / Springfield	2/3/2025	Medical License
HealthCentral, LLC	284.000026-AUDO	Adam St. / Springfield	3/31/2026	Adult-Use License
HealthCentral, LLC	284.000069-DISP	Horizon Dr. / Springfield	3/31/2026	Adult-Use License
HealthCentral, LLC	284.000104-AUDO	Fairview Heights	3/31/2024	Adult-Use License
Chicago Alternative Health Center, LLC	280.000033-DISP	Archer Ave. / Chicago	4/13/2024	Medical License
Chicago Alternative Health Center, LLC	284.000124-DISP	Archer Ave. / Chicago	3/31/2026	Adult-Use License
Chicago Alternative Health Center, LLC	284.000125-DISP	Chicago Ridge	3/31/2026	Adult-Use License
MOCA LLC	280.000028-DISP	Fullerton Ave. / Chicago	2/1/2025	Medical License
MOCA LLC	284.000076-AUDO	Fullerton Ave. / Chicago	3/31/2026	Adult-Use License
MOCA LLC	284.000077-AUDO	Ohio St. / Chicago	3/31/2024	Adult-Use License
Homecoming Group, LLC	284.000235	Tinley Park	3/31/2024	Adult-Use License
InLabs I, LLC	284.000197-AUDO	Northlake	3/31/2024	Adult-Use License

Maryland
Maryland Regulatory Landscape
Maryland has legalized both medical and adult-use of cannabis. In 2012, a state law was enacted to establish a state-regulated medical cannabis program, with legislation signed in May 2013 and the program becoming operational on December 1, 2017. In November 2022, Maryland voters approved a constitutional amendment to legalize cannabis for adult-use by July 1, 2023. The Maryland General Assembly enacted companion legislation which would create a tax and legal structure to govern cannabis sales and adult-use upon the legalization date of July 1, 2023, including the Cannabis Reform Act (the “CRA”). The CRA established the Maryland Cannabis Administration (“MCA”) to oversee both the medical and adult-use programs, and provided for the conversion of existing medical cannabis business licensees to both medical and adult-use. On July 1, 2023, purchase and possession of cannabis for personal adult use became legal in Maryland for adults 21 and older. Existing medical dispensaries were permitted to pay a conversion fee and sell both adult-use and medical cannabis.
Maryland requires on-going compliance with laws and regulations regarding record keeping, reporting, storage, inventory quality, inventory tracking, security and transportation. Licensees must ensure that no cannabis may be sold, delivered, transported or distributed by a producer from or to a location outside of the state. Licensees are required to submit to announced and unannounced inspections by the MCA, including but not limited to inspections based upon an allegation of noncompliance.
Maryland Licenses
There are three principal license categories in Maryland: (1) cultivation, (2) processing, and (3) dispensary. The cultivation licenses permit a licensee to acquire, possess, cultivate, deliver, transfer, have tested, transport, supply or sell cannabis and related supplies to cannabis dispensaries, facilities for the production of cannabis products and/or cannabis-infused products or other cannabis cultivation facilities. The processing license permits the licensee to acquire, possess, manufacture, deliver, transfer, transport, supply, or sell cannabis products or cannabis-infused products to other cannabis production facilities or cannabis dispensaries. The retail dispensary licenses permit the licensee to purchase cannabis from cultivation facilities, cannabis and cannabis products from product manufacturing facilities and cannabis from other cannabis dispensaries, as well as allow the sale of cannabis and cannabis products.
All cultivation, processing and dispensary establishments must register with the MCA. If applications contain all required information, establishments are issued a medical cannabis establishment registration certificate. Medical registration certificates are valid for a period of six years and are subject to annual renewals after required fees are paid and the business remains in good standing. After the first expiration of the approved license, the medical dispensary, cultivation and processing licensee is required to renew every four years. Adult-use cannabis licenses will be valid for a period of five years following initial licensure, and an additional five-year period following renewal. Renewal applications may be denied if the licensee has a history of non-compliance and penalties.
On January 25, 2023, we entered into the Maryland Agreement to acquire 100% of the membership interests of Devi, which owned four licensed medical cannabis dispensaries in Maryland along with their associated real property. The Maryland Agreement was approved by the MCA in April 2023. All four dispensary locations were subsequently rebranded and reopened for adult-use sales in July 2023.

The below table lists our Maryland licenses:

Entity	License Number	City	Expiration / Renewal Date	Description
Blue Mountain Care LLC	DA-23-00027	Aberdeen	6/30/2028	Adult-Use License
Durjaya, LLC	DA-23-00107	Crofton	6/30/2028	Adult-Use License
Farmalogics Health and Wellness, LLC	DA-23-00104	Ellicott City	6/30/2028	Adult-Use License
Blue Pharms, LLC	DA-23-00106	Laurel	6/30/2028	Adult-Use License
Massachusetts
Massachusetts Regulatory Landscape
Massachusetts has legalized both medical and adult-use of cannabis. The Massachusetts Medical Use of Marijuana Program (the “MA Program”) was formed pursuant to the Act for the Humanitarian Medical Use of Marijuana (the “MA ACT”) and allows registered persons to purchase medical cannabis and applies to any patient, personal caregiver, Medical Marijuana Treatment Center (each, a “MTC”), and MTC agent that qualifies and registers under the MA Program.
In November 2016, Massachusetts voters passed a ballot initiative to legalize and regulate cannabis for adult-use. The Massachusetts legislature passed enacting legislation in July 2017 which, among other items, established the Cannabis Control Commission of Massachusetts (the “CCC”) to oversee both the existing MA Program and the new adult-use program. Sales of adult-use cannabis in Massachusetts started in July 2018.
Licensees are heavily regulated with on-going requirements related to operations, security, storage, prevention of diversion, transportation, inventory practices, personnel, and more. As in other states where cannabis is legal, the CCC can deny licenses and renewals for multiple reasons, including but not limited to failure to complete the application process within the required time period, an indication of an inability to maintain and operate a compliant cannabis establishment, failure to comply with cannabis license control limitations, and rejection of revocation of another cannabis license in Massachusetts or elsewhere. Additionally, license holders must ensure that no cannabis is sold, delivered, or distributed by a producer from or to a location outside of the state.
The MA Program mandates a comprehensive application process for MTCs. Each registered cannabis dispensary applicant must submit a certificate of good standing, comprehensive financial statements, a character and competency form, and employment and education histories of the senior partners and individuals responsible for the day-to-day security and operation of the MTC. Municipalities may individually determine what local permits or licenses are required if an MTC wishes to establish an operation within its boundaries.
Similarly, adult-use license applicants must submit detailed information about its business registration, certificates of good standing, and a plan to obtain liability insurance in connection with the application process, which must include a detailed business plan, a detailed summary of operating policies and procedures addressing issues like security, storage, prevention of diversion, transportation, inventory practices, recordkeeping, and a specific diversity plan demonstrating promotion of equity among people of color, women, veterans, persons with disabilities, and LGBTQ+ individuals. All individuals identified as having direct or indirect control in the license must undergo an extensive background check that includes criminal, civil, and regulatory records; certain criminal convictions, civil actions, or regulatory infractions may trigger a finding of unsuitability.
The CCC or its agents may inspect a cannabis establishment and affiliated vehicles at any time without prior notice in order to determine compliance with all applicable laws and regulations.

On July 10, 2018, the U.S. Attorney for the District of Massachusetts, Andrew Lelling, issued a statement regarding the legalization of adult-use cannabis in Massachusetts. Attorney Lelling stated that since he has a constitutional obligation to enforce the laws passed by Congress, he would not immunize the residents of Massachusetts from federal law enforcement. He did state, however, that his office’s resources would be primarily focused on combating the opioid epidemic. He stated that considering those factors and the experiences of other states that have legalized adult-use cannabis, his office’s enforcement efforts would focus on the areas of overproduction, targeted sales to minors, and organized crime and interstate transportation of drug proceeds. On May 19, 2023, Joshua S. Levy assumed the role of acting U.S. Attorney for the District of Massachusetts.
Massachusetts Licenses
Under the MA Program, medical licensees are required to be vertically integrated, with each MTC required to grow, process, and dispense their own cannabis. As such, each MTC is required to have a retail facility as well as cultivation and processing operations, although retail operations may be separate from grow and cultivation operations. An MTC’s cultivation location may be in a different municipality or county than its retail facility. Under the adult-use program, there are various different state license categories, but the two principal ones are cultivator and establishment (dispensary). Municipalities may individually determine what local permits or licenses are required if a licensee wishes to establish an operation within its boundaries. Each Massachusetts license is valid for one year and must be renewed annually.
MassGrow, LLC has been issued one cultivation and one provisional manufacturing processing license, Ascend Mass, LLC has been issued two retail licenses and Southcoast Apothecary, LLC has been issued one retail license.
The below table lists our Massachusetts licenses:

Entity	License Number	City	Expiration / Renewal Date	Description
MassGrow, LLC	MC281488	Athol	9/18/2024	Adult-Use Cultivation License
MassGrow, LLC	MP281460	Athol	9/18/2024	Manufacturing Processing License
Ascend Mass, LLC	MR282077	Boston	2/10/2025	Adult-Use License
Ascend Mass, LLC	MR282837	Newton	6/10/2024	Adult-Use License
Southcoast Apothecary, LLC	MR283075	New Bedford	8/11/2024	Adult-Use License
Michigan
Michigan Regulatory Landscape
Michigan has legalized both medical and adult-use of cannabis. Following a public ballot initiative, what is now known as the Michigan Medical Marihuana Act (“MMMA”) was enacted in December 2008 to provide access to state residents to cannabis and cannabis related products under certain qualifying debilitating conditions. The Medical Marijuana Facilities Licensing Act (“MMFA”) was adopted by the legislature in 2016 to provide for the licensing of commercial medical cannabis growers, processors, transporters, and provisioning centers. In November 2018, Michigan voters approved the Michigan Regulation and Taxation of Marihuana Act (“MRTMA”) through another public ballot initiative legalizing and establishing a licensing and regulatory framework for adult-use growers, processors, secure transporters, retailers, microbusinesses, event organizers, designated consumption establishments, and safety compliance facilities. The state began taking applications for such on November, 1, 2019 and the first sales of adult-use cannabis took place on December 1, 2019.

The Cannabis Regulatory Agency (formally known as the Marihuana Regulatory Agency, the “CRA”) is a separate agency within the Michigan Department of Licensing and Regulatory Affairs and is responsible for the oversight of cannabis, including issuing cards to patients and the oversight and licensing of medical facilities and adult-use establishments. While the MMFLA and MRTMA remain separate and distinct laws, the CRA adopted topic-based Administrative Rules in June 2020 which address both medical facilities and adult-use establishments. The most recent update to the Administrative Rules went into effect on March 7, 2022.
Under both the MMFLA and MRTMA, Michigan municipalities can choose if they will allow cannabis establishments or facilities, and the type and number of establishments or facilities within their jurisdiction. This includes licensing and zoning ordinances for many municipalities. Because each municipality is able to devise a unique set of rules for cannabis licenses, each facility or establishment in a different Michigan municipality may be subject to a different set of local ordinances.
Licensees are heavily regulated pursuant to the MRTMA, MMFLA and Administrative Rules, with on-going requirements related to operations, security, storage, transportation, inventory tracking, reporting, personnel, and more. As in other states where cannabis is legal, Michigan regulators can deny or revoke licenses and renewals for multiple reasons. Licensees must ensure that no cannabis may be sold, delivered, transported or distributed by a producer from or to a location outside of the state. Licensees are required to submit to announced and unannounced inspections by the CRA or its agents, including initial pre-licensure inspections, a post-licensure inspection within 30 days of operation, and then semi-annual inspections thereafter.
On November 8, 2018, former U.S. Attorneys Matthew Schneider and Andrew Birge for the Eastern and Western Districts of Michigan, respectively, issued a joint statement regarding the legalization of adult-use cannabis in Michigan. They stated that since they had taken oaths to protect and defend the Constitution and the laws of the United States, they would not immunize the residents of Michigan from federal law enforcement. They stated that they would continue to the investigation and prosecution of cannabis crimes as they do with any other crime and in doing so, would consider the federal law enforcement priorities set by the DOJ, the seriousness of the crime, the deterrent effect of prosecution, and the cumulative impact of the crime on a community, while also considering their ability to prosecute with limited resources. They did state that resources would be primarily focused on combating the opioid epidemic and enforcement efforts focused on areas including interstate trafficking, involvement of other illegal drugs or activity, persons with criminal records, presence of firearms or violence, criminal enterprises, gangs and cartels, bypassing local laws and regulations, potential for environmental contamination, risks to minors, and cultivation on federal property. On December 21, 2021, Dawn N. Ison was appointed as U.S. Attorney for the Eastern District of Michigan. On May 5, 2022, Mark A. Totten was appointed as U.S. Attorney for the Western District of Michigan.
Michigan Licenses
Michigan administrates ten types of licenses: (1) grower licenses, (2) processor licenses, (3) secure transporter licenses, (4) provisioning center/retailer licenses, (5) retailer licenses, (6) safety compliance facility licenses, (7) designated consumption establishment licenses, (8) event licenses, (9) microbusiness licenses, and (10) educational research licenses. There are no stated limits on the number of licenses that can be made available on a state level; however, regulatory authorities have discretion over the approval of applications and municipalities can pass additional restrictions.
FPAW Michigan, LLC has been issued 13 retail licenses, two processor licenses, and 17 cultivation licenses.

The below table lists our Michigan licenses:

Entity	License Number	City	Expiration / Renewal Date	Description
FPAW Michigan, LLC	AU-R-000286	Ann Arbor	11/27/2024	Adult-Use License
FPAW Michigan, LLC	PC-000391	Battle Creek	7/29/2024	Medical Use License
FPAW Michigan, LLC	AU-R-000234	Battle Creek	11/27/2024	Adult-Use License
FPAW Michigan, LLC	PC-000390	Detroit	7/29/2024	Medical Use License
FPAW Michigan, LLC	PC-000318	Morenci	7/29/2024	Medical Use License
FPAW Michigan, LLC	AU-R-000125	Morenci	11/27/2024	Adult-Use License
FPAW Michigan, LLC	PC-000503	28th Street, Grand Rapids	7/29/2024	Medical Use License
FPAW Michigan, LLC	AU-R-000338	28th Street, Grand Rapids	11/27/2024	Adult-Use License
FPAW Michigan, LLC	AU-R-000373	Scribner Ave, Grand Rapids	11/27/2024	Adult-Use License
FPAW Michigan, LLC	PC-000846	Century Ave, Grand Rapids	7/29/2024	Medical Use License
FPAW Michigan, LLC	AU-R-000923	Century Ave, Grand Rapids	11/27/2024	Adult-Use License
FPAW Michigan, LLC	PR-000171	Lansing	7/29/2024	Medical Processor License
FPAW Michigan, LLC	GR-C-000858, GR-C-000859, GR-C-000860, GR-C-000861, GR-C-000742, GR-C-000856, GR-C-000857	Lansing	7/29/2024	Medical Cultivation License
FPAW Michigan, LLC	AU-G-C000312, AU-G-C000327, AU-G-C000328, AU-G-C000329, AU-G-C000498, AU-G-EX-000209, AU-G-EX-000210, AU-G-EX-000211, AU-G-EX-000212, AU-G-EX-000213	Lansing	11/27/2024	Adult-Use Cultivation License
FPAW Michigan, LLC	AU-P-000145	Lansing	11/27/2024	Adult-Use Processor License
FPAW Michigan, LLC	PC-000791	East Lansing	7/29/2024	Medical License
FPAW Michigan, LLC	AU-R-000706	East Lansing	11/27/2024	Adult-Use License

New Jersey
New Jersey Regulatory Landscape
New Jersey has legalized both medical and adult-use of cannabis. New Jersey’s medical cannabis program was introduced in January 2010 when Governor Corzine signed the New Jersey Compassionate Use Medical Marijuana Act into law, which legalized medical cannabis for patients with certain enumerated qualifying conditions. Medical cannabis sales began in December 2012 through licensed Alternative Treatment Centers (“ATCs”).
On November 3, 2020, New Jersey voters approved an amendment to the state’s constitution to legalize cannabis for adult-use. On February 22, 2021, Governor Phil Murphy signed into law three bills which, taken together, give effect to the amendment and decriminalize small amounts of cannabis possession in New Jersey. The Cannabis Regulatory Commission (“CRC”) was created to establish rules and regulations governing the sale and purchase of adult-use cannabis, to administer the state’s medicinal cannabis program, and to oversee licensing for all areas of the cannabis industry. On April 21, 2022 the first adult-use sales began.
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
Licensees are heavily regulated with detailed on-going requirements related to operations, security, storage, transportation, inventory tracking, reporting, personnel, and more. As in other states where cannabis is legal, New Jersey regulators can deny or revoke licenses and renewals for multiple reasons. Licensees must ensure that no cannabis may be sold, delivered, transported or distributed by a producer from or to a location outside of the state. Licensees are required to submit to announced and unannounced inspections by regulators, and are required to notify regulators within 20 days of any violation along with detailed information of corrective actions taken.
New Jersey Licenses
New Jersey permits the operation of vertically integrated cannabis licenses which allows the licensee to cultivate, process, and sell cannabis products. There are also non-vertically integrated licenses, which principally include (1) cultivation and manufacture and (2) dispensary. For adult-use cannabis, New Jersey administers six license classes, including (1) cultivation, (2) manufacture, (3) wholesale, (4) distributor, (5) retail, and (6) delivery. ATCs may expand into adult-use sales if approved by the CRC.
Ascend New Jersey, LLC holds three medical dispensary licenses, one medical cultivation license, and one medical manufacturing license under its ATC designation. In addition, Ascend New Jersey, LLC also holds three adult-use dispensary licenses, one adult-use cultivation license, and one adult-use manufacturing license.

The below table lists our New Jersey licenses:

Entity	License Number	City	Expiration / Renewal Date	Description
Ascend New Jersey, LLC	MC000002	Franklin	12/31/2024	Medical Cultivation License
Ascend New Jersey, LLC	MM000001	Franklin	12/31/2024	Medical Manufacturing License
Ascend New Jersey, LLC	C000002	Franklin	4/17/2024	Adult-Use Cultivation License
Ascend New Jersey, LLC	M000001	Franklin	4/17/2024	Adult-Use Manufacturing License
Ascend New Jersey, LLC	MRE000015	Montclair	12/31/2024	Medical License
Ascend New Jersey, LLC	RE00015	Montclair	6/5/2024	Adult-Use License
Ascend New Jersey, LLC	MRE000012	Rochelle Park	12/31/2024	Medical License
Ascend New Jersey, LLC	RE000012	Rochelle Park	4/20/2024	Adult-Use License
Ascend New Jersey, LLC	MRE000259	Fort Lee	12/31/2024	Medical License
Ascend New Jersey, LLC	RE000259	Fort Lee	11/14/2024	Adult-Use License
Ohio
Ohio Regulatory Landscape
Ohio has legalized both medical and adult-use of cannabis. Established September 8, 2016, the Ohio Medical cannabis Control Program (“OMMCP”) allowed people with certain debilitating medical conditions to purchase medical cannabis. On November 7, 2023, Ohio voted to legalize adult-use cannabis through a ballot proposal known as Issue 2, with legalization set to take effect on December 7, 2023.
As of today, the Ohio legislature continues to work to promulgate the rules and regulations that will govern Ohio’s adult use cannabis market. The first set of proposed rules for adult-use license applications were published on January 29, 2024. Despite the lack of enacting legislation, Issue 2 established a regulatory framework, including the creation of the Division of Cannabis Control (“DCC”) as part of the Ohio Department of Commerce, which will oversee the development of rules to regulate adult-use cannabis sales. The DCC is expected to have those rules in place by June 7, 2024. Further, the Ohio Department of Commerce has stated that provisional licenses will be given to non-medical cannabis facilities by September 7, 2024.
Prior to the creation of the DCC, regulatory oversight was shared between three offices: (a) the Ohio Department of Commerce with respect to overseeing cultivators, processors and testing laboratories, (b) the Ohio Board of Pharmacy with respect to overseeing retail dispensaries and the registration of patients and caregivers, and (c) the State Medical Board of Ohio with respect to certifying physicians to recommend medical cannabis.
Licensees are heavily regulated with on-going requirements related to operations, security, storage, transportation, inventory tracking, reporting, personnel, and more. Regulators can deny or revoke licenses and renewals for multiple reasons, including if the licensee has a history of non-compliance and penalties. Licensees must ensure that no cannabis may be sold, delivered, transported or distributed by a producer from or to a location outside of the state. Licensees are required to submit to announced and unannounced inspections by regulators.

Ohio Licenses
Three principal license categories currently exist in Ohio: (1) cultivation, (2) processing and (3) dispensary. Dispensary certificates of operation carry two-year terms, while certificates of operation for cultivators and processors must be renewed annually.
BCCO, LLC and Ohio Cannabis Clinic, LLC each operate one dispensary. Hemma, LLC operates a cultivation facility. Marichron Pharma, LLC holds a processing license.
On August 12, 2022, we entered into the Ohio Agreement that provides us the option to acquire 100% of the equity of Ohio Patient Access, LLC, the holder of a license that grants it the right to operate three dispensaries in Ohio. The Ohio Agreement is subject to regulatory review and approval. Once the regulatory approval is received, we may exercise the option, which exercise is solely within our control. In the intervening period, we provide certain operational services to the three dispensaries under an interim consulting agreement.
The below table lists the Ohio licenses held by our subsidiaries and contractual parties:

Entity	License Number	City	Expiration / Renewal Date	Description
BCCO, LLC	MMD.0700075	Carroll	7/1/2025	Medical Dispensary
Hemma, LLC	MMCPC00014	Monroe	9/10/2024	Medical Cultivation
Hemma, LLC	MMCPP00125	Monroe	1/17/2025	Medical Cultivation - License to Package, Sell, Deliver
Ohio Cannabis Clinic, LLC	MMD.0700089	Coshocton	7/1/2025	Medical Dispensary
Marichron Pharma, LLC	MMCPP00082	Monroe	3/23/2024	Medical Processing
Ohio Patient Access, LLC	MMD.0700134	Sandusky	7/1/2025	Medical Dispensary
Ohio Patient Access, LLC	MMD.0700129	Piqua	7/1/2025	Medical Dispensary
Ohio Patient Access, LLC	MMD.0700105	Cincinnati	7/1/2025	Medical Dispensary
Pennsylvania
Pennsylvania Regulatory Landscape
Pennsylvania currently allows access to cannabis for medical use. The Pennsylvania medical cannabis program was signed into law on April 17, 2016 and provided access to state residents with one or more qualifying conditions. On July 11, 2022, Governor Tom Wolf signed into law H.B. 311, containing an amendment that states that a “financial institution authorized to engage in business in this Commonwealth may provide financial services to or for the benefit of a legitimate cannabis-related business.” The same protections apply to insurers.
Licensees are heavily regulated with on-going requirements related to operations, security, storage, transportation, inventory tracking, reporting, personnel, and more. Regulators can deny or revoke licenses and renewals for multiple reasons. Licensees must ensure that no cannabis may be sold, delivered, transported or distributed by a producer from or to a location outside of the state. Licensees are required to submit to announced and unannounced inspections by regulators.
Pennsylvania Licenses
There are two principal license categories in Pennsylvania: (1) cultivation/processing and (2) dispensary. All cultivation/processing establishments and dispensaries must register with the Pennsylvania Department of Health. Registration certificates are valid for a period of one year and are subject to annual renewals after required fees are paid and the business remains in good standing. The Pennsylvania Department of Health must renew a permit unless it determines the applicant is unlikely to maintain effective control against diversion of medical cannabis and the applicant is unlikely to comply with all laws as prescribed under the Pennsylvania medical cannabis program. Story of PA CR, LLC holds two dispensary licenses and one cultivation/processing license.

The below table lists our Pennsylvania licenses:

Entity	Clinical Registrant Number	City	Expiration / Renewal Date	Description
Story of PA CR, LLC	CR-01-GP21-5101	Smithfield	3/1/2025	Medical Cultivation / Processor License
Story of PA CR, LLC	CR01-D21-2101	Scranton	3/1/2025	Medical License
Story of PA CR, LLC	CR01-D21-2101	Wayne	3/1/2025	Medical License
Certain Recent Developments
Certain recent developments of the Company are discussed in more detail in “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” to this Annual Report on Form 10-K and/or in the notes to the consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K, which sections include the description of other events that occurred during the year. For a description of our material pending legal proceedings, please see Note 15, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.
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

ITEM 1A. RISK FACTORS
Certain factors may have a material adverse effect on our business, financial condition, and results of operations. You should carefully consider the following risks, together with all of the other information contained in this Annual Report on Form 10-K, including the sections titled “Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K. Any of the following risks could have an adverse effect on our business, financial condition, operating results, or prospects and could cause the trading price of shares of our Class A common stock to decline, which would cause you to lose all or part of your investment. Our business, financial condition, operating results, or prospects could also be harmed by risks and uncertainties not currently known to use or that we currently do not believe are material.
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
•the effect of outbreaks of pandemic diseases, fear of such outbreaks or economic disturbances due to such outbreaks; and
•the effect of general economic risks, such as the unemployment level, interest rates, and inflation, and challenging global economic conditions.

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
Unlike in Canada, which has federal legislation uniformly governing the cultivation, distribution, sale and possession of medical and adult-use cannabis, for both adult-use and medical purposes, cannabis is largely regulated at the state level in the United States. To date, the cultivation and sale of cannabis for medical uses has been legalized in 38 states, four of five permanently inhabited U.S. territories and the District of Columbia. The adult-use of cannabis has been legalized in 24 states, the Northern Mariana Islands, Guam, and the District of Columbia. Although certain U.S. states have legalized the sale of medical or adult-use cannabis, the sale, distribution, and cultivation of cannabis and cannabis-related products remains illegal under U.S. federal law pursuant to the CSA. The CSA classifies cannabis as a Schedule I controlled substance, and as such, medical and adult-use cannabis use is illegal under U.S. federal law.
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

Because the Cole Memorandum was rescinded, the DOJ under the current or a future administration or an aggressive federal prosecutor could allege that us and our Board, our executive officers and, potentially, our stockholders, “aided and abetted” violations of federal law by providing finances and services to our portfolio cannabis companies. Under these circumstances, federal prosecutors could seek to seize our assets, and to recover the “illicit profits” previously distributed to stockholders resulting from any of our financing or services. In these circumstances, our operations would cease, stockholders may lose their entire investments and directors, officers and/or stockholders may be left to defend any criminal charges against them at their own expense and, if convicted, be sent to federal prison.
Additionally, there can be no assurance as to the position President Biden’s administration may take on cannabis, and the administration could decide to enforce the federal laws strongly. Any enforcement of current federal cannabis laws could cause significant financial damage to us and our stockholders. Further, the current or a future administration may choose to treat cannabis differently and potentially enforce the federal laws more aggressively.
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
The success of our business strategy depends on the legality of the cannabis industry. The constant evolution of laws and regulations affecting the cannabis industry could detrimentally affect us. Our current and proposed operations are subject to a variety of local, state and federal cannabis laws and regulations relating to the manufacture, management, transportation, storage and disposal of cannabis, as well as laws and regulations relating to consumable products health and safety, the conduct of operations and the protection of the environment. These laws and regulations are broad in scope and subject to evolving interpretations, which could require us to incur substantial costs associated with compliance or alter certain aspects of their business plans.
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
It is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any proposals will become law. The medical and adult-use cannabis industries are subject to significant regulatory change at both the state and federal level. The regulatory uncertainty surrounding the industries may adversely affect our business and operations, including without limitation, the costs to remain compliant with applicable laws and the impairment of its business or the ability to raise additional capital. In addition, we will not be able to predict the nature of any future laws, regulations, interpretations or applications, and it is possible that regulations may be enacted in the future that will be directly applicable to its business. For example, see “We may be subject to heightened scrutiny by Canadian regulatory authorities” below.
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
Our Class A common stock is traded on the CSE. Our business, operations and investments are in the United States, and any future business, operations or investments, may become the subject of heightened scrutiny by regulators, stock exchanges and other authorities in Canada and the United States. As a result, we may be subject to significant direct and indirect interaction with public officials. There can be no assurance that this heightened scrutiny will not in turn lead to the imposition of certain restrictions on our ability to operate or invest in the United States or any other jurisdiction.
In 2017, there were concerns that the Canadian Depository for Securities Limited, through its subsidiary CDS Clearing and Depository Services Inc. (“CDS”), Canada’s central securities depository responsible for clearing and settling trades in the Canadian equity, fixed income and money markets, would refuse to settle trades for cannabis issuers that have investments in the United States. However, CDS has not implemented this policy.
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
Cannabis remains a Schedule I controlled substance under U.S. federal law. If the federal government reclassifies cannabis to a Schedule II or Schedule III controlled substance, it is possible that the FDA would seek to regulate cannabis under the Food, Drug and Cosmetics Act of 1938. Additionally, the FDA may issue rules and regulations, including good manufacturing practices, related to the growth, cultivation, harvesting, processing and labeling of medical cannabis. Clinical trials may be needed to verify the efficacy and safety of cannabis. It is also possible that the FDA would require facilities where medical use cannabis is grown to register with the FDA and comply with certain federally prescribed regulations. If some or all of these regulations are imposed, the impact they would have on the cannabis industry is unknown, including the costs, requirements and possible prohibitions that may be enforced. If we are unable to comply with the potential regulations or registration requirements prescribed by the FDA, it may have an adverse effect on our business, prospects, revenue, results of operation and financial condition.
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
We are subject to a variety of laws and regulations in the United States that involve money laundering, financial record-keeping and proceeds of crime, including the U.S. Currency and Foreign Transactions Reporting Act of 1970 (the “Bank Secrecy Act”) as amended by Title III of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (which we refer to as the Patriot Act), and any related or similar rules, regulations or guidelines, issued, administered or enforced by governmental authorities in the United States. Since the cultivation, manufacture, distribution and sale of cannabis remains illegal under the CSA, banks and other financial institutions providing services to cannabis-related businesses risk violation of federal anti-money laundering statutes (18 U.S.C. §§ 1956 and 1957) and the Bank Secrecy Act, among other applicable federal statutes. Accordingly, pursuant to the Bank Secrecy Act, banks or other financial institutions that provide a cannabis business with a checking account, debit or credit card, small business loan or any other service could be criminally prosecuted for willful violations of money laundering statutes, in addition to being subject to other criminal, civil and regulatory enforcement actions.

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
On April 26, 2023, the Secure and Fair Enforcement Banking Act (the “SAFE Banking Act”) was reintroduced in the House of Representatives and the Senate. The House previously passed the SAFE Banking Act on seven separate occasions, including most recently in 2022, but the measure stalled in the Senate. Most recently, on September 20, 2023, an updated version of the SAFE Banking Act known as the Secure and Fair Enforcement Regulation Banking Act (the “SAFER Banking Act”) was introduced in the Senate and, for the first time, the legislation was advanced out of committee to the Senate floor on September 27, 2023.
As written, the SAFE Banking Act and SAFER Banking Act would allow financial institutions to provide their services to state-legal cannabis clients and ancillary businesses serving state-legal cannabis businesses without fear of federal sanctions. There is no guarantee either the SAFE Banking Act, the SAFER Banking Act, or similar legislation will become law in their current forms, if at all.
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
We will be subject to a variety of laws that concern money laundering, financial recordkeeping and proceeds of crime. These include: the Bank Secrecy Act, as amended by Title III of the Patriot Act, the Proceeds of Crime (Money Laundering) and Terrorist Financing Act (Canada), the rules and regulations under the Criminal Code of Canada and any related or similar rules, regulations or guidelines, issued, administered or enforced by governmental authorities in the United States and Canada.
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
Limits on U.S. deductibility of certain expenses may have a material adverse effect on our financial condition, results of operations and cash flows. Section 280E (“Section 280E”) of the United States Internal Revenue Code of 1986, as amended, prohibits businesses from deducting certain expenses associated with the trafficking of controlled substances (within the meaning of Schedule I and II of the CSA). The IRS has applied Section 280E broadly in tax audits against various cannabis businesses in the U.S. that are permitted under applicable state laws, seeking substantial sums in tax liabilities, interest, and penalties resulting from the underpayment of taxes due to the lack of deductibility of otherwise ordinary business expenses the deduction of which is prohibited by Section 280E. Although the IRS issued a clarification allowing the deduction of certain expenses that can be categorized as cost of goods sold, the scope of such items is interpreted very narrowly, and the bulk of operating costs and general administrative costs are not permitted to be deducted. While there are currently several pending cases before various administrative and federal courts challenging these restrictions, there is no guarantee that these courts will issue an interpretation of Section 280E that is favorable to cannabis businesses.

The Company has filed amended tax returns with the IRS on behalf of itself and its subsidiaries claiming refunds of tax for 2020 and 2021 and a refund and/or reduction of tax for 2022 which had been incurred as a result of the application of Section 280E based on a legal interpretation that Section 280E does not apply to solely intrastate cannabis-related business activities. The Company intends to continue to take this position for the 2023 filing year. There is no guarantee that the IRS will not challenge our refund request and prevail in such challenge.
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
As long as cannabis remains illegal under U.S. federal law as a Schedule I controlled substance pursuant to the CSA, the benefit of certain federal laws which may be available to most businesses, such as federal trademark protection, may not be available to us. Because producing, manufacturing, processing, possessing, distributing, selling and using cannabis is illegal under the CSA, the United States Patent and Trademark Office will not permit the registration of any trademark that identifies cannabis products. As a result, our intellectual property may never be adequately or sufficiently protected against use or misappropriation by third parties. In addition, since the regulatory framework of the cannabis industry is in a constant state of flux, we can provide no assurance that we will ever obtain any protection of its intellectual property, whether on a federal, state or local level.
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
Additionally, we store certain personally identifiable information, payment information and other confidential information of our customers on our systems. We may experience attempts by third parties to obtain unauthorized access to personally identifiable information, payment information and other confidential information of our customers. This information could also be otherwise exposed through human error or malfeasance. The unauthorized access or compromise of this personally identifiable information, payment information and other confidential information could have a material adverse impact on our business, financial condition and results of operation.
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
We are a holding company.
We are a holding company and substantially all of our assets are the capital stock of our subsidiaries in our seven geographic markets: Illinois, Maryland, Massachusetts, Michigan, New Jersey, Ohio, and Pennsylvania. As a result, our stockholders are subject to the risks attributable to our subsidiaries and each individual state laws, rules, and regulatory schemes. As a holding company, we conduct substantially all of our business through our subsidiaries, which generate substantially all of our revenues. Consequently, our cash flows and ability to complete current or desirable future enhancement opportunities are dependent on the earnings of our subsidiaries and the distribution of those earnings to us. The ability of these entities to pay dividends and other distributions depends on their operating results and is subject to applicable laws and regulations, which require that solvency and capital standards be maintained by our subsidiaries and contractual restrictions are contained in the instruments governing their debt. In the event of a bankruptcy, liquidation or reorganization of any of our material subsidiaries, holders of indebtedness and trade creditors may be entitled to payment of their claims from the assets of those subsidiaries before us.
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
Labor unions are working to organize workforces in the cannabis industry in general. As of December 31, 2023, approximately 21% of our workforce has elected to be represented by a labor organization for purposes of collective bargaining and were represented by ten collective bargaining agreements with local chapters of labor unions, with expiration dates ranging from January 2025 to December 2026. One additional collective bargaining agreement was entered into during January 2024 and expires in January 2027. Although we believe that our relationship with our employees is good, and we have not experienced any material work stoppages, work stoppages may occur in the future. Union activities also may significantly increase our labor costs and adversely affect our business, profitability, and our ability to reinvest into the growth of our business. In addition, we regularly communicate with unions who may in the future represent our workforce at our locations, and it is possible that certain retail and/or manufacturing locations will be organized in the future. We cannot predict how stable our relationships with U.S. labor organizations would be or whether we would be able to meet any unions’ requirements without impacting our financial condition. Labor unions may also limit our flexibility in dealing with our workforce. Work stoppages and instability in our union relationships could delay the production and sale of our products, which could strain relationships with customers and cause a loss of revenues which would adversely affect our operations.
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

Our voting control is concentrated.
Abner Kurtin, one of our founders, a director, and our Executive Chairman, and Frank Perullo, one of our founders, a director and our Executive Vice President of Corporate Affairs, have the ability to exercise significant voting power with respect to our outstanding shares because of the shares of Class B common stock that are held by AGP Partners, LLC (“AGP”), an entity which Mr. Kurtin and Mr. Perullo control. While shares of Class A common stock are entitled to one vote per share, shares of Class B common stock are entitled to 1,000 votes per share. Through AGP, Mr. Kurtin and Mr. Perullo controlled approximately 13% of our total issued and outstanding shares and approximately 34% of the voting power attached to all of our issued and outstanding shares as of December 31, 2023.
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
Under Section 382 and related provisions of the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a rolling three year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. As of December 31, 2023, we had gross state and local net operating loss carryforwards totaling approximately $32.0 million, which begin to expire in 2029. We have not completed a study to assess whether an “ownership change” for purposes of Section 382 and related provisions of the Code has occurred, and it cannot be determined whether we may, in the future as a result of subsequent shifts in our stock ownership, experience an “ownership change.” Thus, our ability to utilize carryforwards of our net operating losses and other tax attributes to reduce future tax liabilities may be substantially restricted for federal or (if applicable) state and local tax purposes.
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
We began operating in May 2018 and have yet to generate a profit. We generated a net loss of $48.2 million during the year ended December 31, 2023. During the year ended December 31, 2023, we had positive cash flows from operating activities of $75.3 million resulting in total “cash and cash equivalents” of approximately $72.5 million as of December 31, 2023. We intend to continue to expend significant funds to expand our cultivation and processing facilities, to make acquisitions, and to fund our working capital. We cannot guarantee we will have a positive cash flow status in the future, and we may be subject to litigation matters in the general course of business that, if we suffer an adverse outcome or enter into unfavorable settlement agreement, may impact results from operations
Our efforts to grow our business may be more costly than we expect and we may not be able to increase our revenue enough to offset higher operating expenses. We may incur significant losses in the future for a number of reasons, including as a result of unforeseen expenses, difficulties, complications and delays, the other risks described in this Annual Report on Form 10-K and our other reports and disclosure documents as well as other unknown events. The amount of future net losses will depend, in part, on the growth of our future expenses and our ability to generate revenue. If we continue to incur losses in the future, the net losses and historical negative cash flows incurred to date, together with any such future losses, will have an adverse effect on our stockholders’ equity and working capital. Because of the numerous risks and uncertainties associated with producing cannabis products, as outlined herein, we are unable to accurately predict when, or if, we will be able to achieve profitability. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. If we are unable to achieve and sustain profitability, the market price of our Class A common stock may significantly decrease and our ability to raise capital, expand our business or continue our operations may be impaired. A decline in our value may also cause you to lose all or part of your investment.
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
We have an accumulated deficit of $315.4 million and $267.1 million as of December 31, 2023 and 2022, respectively, as well as a net loss for each of the years ended December 31, 2023, 2022, and 2021. We generated positive cash flows from operating activities during the year ended December 31, 2023, but incurred negative cash flows from operating activities during the years ended December 31, 2022, and 2021. These financial factors are indicators of substantial doubt as to our ability to continue as a going concern for at least one year from issuance of the financial statements included in this report. If we are unable to raise additional capital on favorable terms, if at all, during the next twelve months, we may be forced to decelerate or curtail certain of our operations until such time as additional capital becomes available. Additionally, if we are unable to continue as a going concern, our stockholders may lose some or all of their investment in the Company.

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
Proposed legislation in the U.S. Congress, including changes in U.S. tax law and the Inflation Reduction Act of 2022, may adversely impact us and the value of shares of our Class A common stock.
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
In addition, the Inflation Reduction Act of 2022 includes provisions that impact the U.S. federal income taxation of corporations. Among other items, this legislation includes provisions that impose a minimum tax on the book income of certain large corporations and an excise tax on certain corporate stock repurchases that would be imposed on the corporation repurchasing such stock. It is unclear how this legislation will be implemented by the U.S. Department of Treasury and we cannot predict how this legislation or any future changes in tax laws might affect us or investors in our Class A common stock.
Due to the high degree of uncertainty regarding the implementation and impact of the CARES Act and other legislation related to COVID-19, and their application to businesses substantially similar to ours, there can be no assurance that we will be able to comply with the applicable terms and conditions of the CARES Act and retain such assistance.
On March 27, 2020, the CARES Act was signed into law, aimed at providing emergency assistance and health care for individuals, families, and businesses affected by the COVID-19 pandemic and generally supporting the U.S. economy. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, and modifications to the net interest deduction limitations. In November 2022, we filed for an Employee Retention Tax Credit (“ERTC”) distribution in the amount of approximately $22.8 million, of which we collected $20.8 million during the year ended December 31, 2023. ERTC distributions are refundable tax credits for 50% of qualified wages paid to employees during the pandemic. A company is eligible for the ERTC if it has not received a Paycheck Protection Program loan under the Cares Act and (1) its operations have been fully or partially suspended because of COVID-19 or (2) its gross receipts in a calendar quarter in 2020 declined by more than 50% from the same period in 2019. No formal determination regarding our claim for the ERTC has been received. Due to the high degree of uncertainty regarding the implementation of the CARES Act and other stimulus legislation, and due to the nature of our business, there can be no assurance that we will receive the remaining ERTC distributions or that we will be permitted to retain any ERTC distributions we ultimately receive which could have an impact on us and our financial operations.

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
We have not experienced any material losses to date relating to cyber-attacks or other information security breaches, but there can be no assurance that we will not incur any further losses in the future. Our risk and exposure to these matters cannot be fully mitigated because of, among other things, the evolving nature of these threats. As a result, cybersecurity and the continued development and enhancement of controls, processes and practices designed to protect systems, computers, software, data and networks from attack, damage or unauthorized access is a priority. As cyber threats continue to evolve, we may be required to expend additional resources to continue to modify or enhance protective measures or to investigate and remediate any security vulnerabilities.
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
We are subject to risks arising from epidemic diseases.
A public health epidemic, such as COVID-19, or the fear of a potential pandemic, poses the risk that we or our employees, contractors, suppliers, and other partners may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns or other preventative measures taken to limit the potential impact from a public health epidemic that may be requested or mandated by governmental authorities.
While the U.S. and other jurisdictions have relaxed restrictions implemented in response to the COVID-19 pandemic, the potential for new and more-transmissible variants, or entirely new epidemic diseases, means that the situation remains dynamic and subject to rapid and possibly material changes. The continued spread of COVID-19 (or any other actual or potential pandemic) and the measures taken by the governments of countries affected could disrupt the supply chain and the manufacture or shipment or sale of our products and adversely impact our business, financial condition or results of operations. It could also affect the health and availability of our workforce at our facilities, as well as those of our suppliers. The outbreak of an epidemic disease and resulting mitigation measures may also have an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition. The extent to which a public heath epidemic impacts our results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the pandemic and the actions to contain its impact. Because cannabis remains federally illegal, it is possible that we would not be eligible to participate in any government relief programs (such as federal loans or access to capital) resulting from any actual or potential pandemic.
Our business may be affected by political and economic instability.
We may be affected by political or economic instability. The risks include, but are not limited to, terrorism, military repression, extreme fluctuations in currency exchange rates, high rates of inflation and other negative impacts on the global economy, capital markets or other geopolitical conditions. Changes in medical and agricultural development or investment policies or shifts in political viewpoints of certain countries may adversely affect our business. Operations may be affected in varying degrees by government regulations with respect to restrictions on production, distribution, price controls, export controls, income taxes, expropriation of property, maintenance of assets, environmental legislation, land use, land claims of local people, and water use. The effect of these factors cannot be accurately predicted.

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
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 1C. CYBERSECURITY
Cybersecurity Risk Management and Strategy
The operation of our businesses is dependent on the secure functioning of our computer infrastructure, digital information systems, and third-party hosted services. We use these systems to maintain sensitive business and customer data, operate record-keeping and accounting functions, process business transactions, and for other key aspects of our business.
We rely on a multidisciplinary team, including our information technology (“IT”) department, management, and third-party service providers to identify, assess, and manage cybersecurity threats and risks. Our information security program utilizes various security tools and strategies, including risk assessments, incident detection and response, vulnerability management, disaster recovery and business continuity plans, internal controls within our accounting and financial reporting functions, encryption of data, network security controls, access controls, physical security, asset management, systems monitoring, and employee training. We also work with third parties that assist us to identify, assess, and manage cybersecurity risks, including professional services firms, consulting firms, and threat intelligence service providers.
Our cybersecurity risk management is integrated into our overall risk management system. Our IT department works closely with our management and other relevant teams to regularly assess and identify possible material risks from cybersecurity threats, including, but not limited to, financial, operations, reputational and regulatory impact to the Company, as well as impacts on our employees and customers. Their risk assessment results are reported on at least a quarterly basis to our Executive Compliance Committee, as described further below, to identify and assess short-, medium- and long-term risks, and to ensure adequate mitigation strategies are implemented.
Our business strategy, results of operations, and financial condition have not been materially affected by risks from cybersecurity threats, including as a result of previously identified cybersecurity incidents, but we cannot provide assurance that they will not be materially affected in the future by such risks or any future material incidents. For more information on our cybersecurity-related risks, see “Risk Factors – We face risks related to our information technology systems, and potential cyber-attacks and security breaches.”

Cybersecurity Governance
Our management leads our cybersecurity risk assessment and management processes and oversees their implementation and maintenance. Our information security program is coordinated by our IT department, led by our Senior Vice President of Information Technology, who has 27 years of industry experience in IT, with responsibility for enterprise security, and cyber risk management including serving in similar roles leading and overseeing cybersecurity programs at other public companies. Supporting team members have relevant educational and industry experience, including holding similar technology positions at other companies.
Management, in coordination with our IT department, is responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy, and communicating key priorities to relevant personnel. Management is responsible for approving budgets, approving cybersecurity processes, and reviewing cybersecurity assessments and other cybersecurity-related matters.
Our cybersecurity incident response and vulnerability management processes are designed to escalate certain cybersecurity incidents to members of management depending on the circumstances. Our incident response processes include reporting to the Executive Compliance Committee, which includes our executive officers and leaders from the IT, compliance and legal teams, as well as to the Board for certain cybersecurity incidents.
Our Board holds oversight responsibility over the Company's strategy and risk management, including material risks related to cybersecurity threats. Members of the Board receive updates on a quarterly basis from senior management and the Executive Compliance Committee, including the reporting of emerging or existing cybersecurity risks, mitigation strategies employed to manage these risks, any cybersecurity and data privacy incidents, and status on key information security initiatives. In addition, our SVP of IT annually provides an overview of our information security program to the Board, including a summary of key performance indicators.

ITEM 2. PROPERTIES
We lease office space in New York, NY that houses our corporate headquarters.
As of December 31, 2023, we lease approximately 670,000 square feet of cultivation and manufacturing facilities in Barry, IL, Athol, MA, Lansing, MI, Franklin, NJ, Smithfield, PA, and one of our two facilities in Monroe, OH. We own one manufacturing facility in Monroe, OH which comprises approximately 9,000 square feet. We lease 26 of our 34 retail dispensaries, which comprise approximately 190,000 square feet, and own 8 retail dispensaries, which comprise approximately 45,000 square feet.
Our cultivation leases generally have a term of 18 to 20 years. Most leases for our cultivation and manufacturing operations provide for a base rent, typically with three percent annual escalators and generally require us to pay insurance, utilities, real estate taxes and repair and maintenance expenses.
Our retail leases generally have a term of ten years with two five-year renewal options. Most leases for our retail stores provide for a base rent, typically with 2-3 percent annual escalations and generally require us to pay insurance, utilities, real estate taxes, and repair and maintenance expenses.
The average size of our retail stores is approximately 5,000 square feet. The following table summarizes our principal physical properties by state and their designation by use or planned use, as of December 31, 2023:

State	Cultivation/ Processing	Retail(1)	Ancillary(2)
Illinois	1	10	3
Maryland	—	4	—
Massachusetts	1	3	1
Michigan	1	8	—
New Jersey	1	3	2
Ohio	2	5	1
Pennsylvania	1	3	—
Total	7	36	7
(1)Includes three locations in Ohio and two locations in Illinois that the Company expects to acquire through definitive agreements that were signed in August 2022. Additionally, inclusive of one retail location in Ohio that subsequently opened, as of March 1, 2024.
(2)Ancillary properties include non-cannabis touching properties that support the Company’s operations, such as offices and parking lots.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information, Dividends, and Stockholders
Shares of our Class A common stock are listed on the CSE under the ticker symbol “AAWH.U” and are quoted on the OTCQX under the symbol “AAWH.” The Company has not declared cash dividends in the past. The Company currently intends to reinvest all future earnings to finance the development and growth of the business. As a result, the Company does not intend to pay dividends on its common stock in the foreseeable future. Any future determination to pay distributions will be at the discretion of the Board and will depend on the financial condition, business environment, operating results, capital requirements, any contractual restrictions on the payment of distributions, and any other factors that the Board deems relevant. The Company is not bound or limited in any way to pay dividends in the event that the Board determines that a dividend is in the best interest of its stockholders.
As of March 11, 2024, there were 168 registered holders of shares of our Class A common stock. These totals do not include the number of person whose stock is in nominee or “street” name accounts through brokers.
Peer Performance Table
The following graph compares the cumulative total stockholder return on shares of Ascend Wellness Holdings, Inc.’s Class A common stock from May 4, 2021, when Ascend Wellness Holdings, Inc. began trading on the CSE, through December 31, 2023, with the comparative cumulative return of the S&P 500 Index and a selected peer group of companies. The comparison assumes all dividends have been reinvested (if any) and an initial investment of $100 on May 4, 2021. The returns of each company in the peer group have been weighted to reflect their market capitalizations.

	5/4/21	6/30/21	9/30/21	12/31/21	3/31/22	6/30/22	9/30/22	12/31/22	3/31/23	6/30/23	9/30/23	12/31/23
Ascend Wellness Holdings, Inc.	$100	$110	$97	$68	$41	$20	$19	$12	$10	$6	$10	$10
S&P 500 Index	$100	$103	$104	$116	$110	$92	$88	$95	$102	$111	$107	$119
Peer Group	$100	$95	$75	$61	$51	$26	$24	$19	$15	$15	$22	$20
The Peer Group is comprised of: Ayr Wellness Inc., The Cannabist Company Holdings Inc., Cresco Labs Inc., Curaleaf Holdings, Inc., Green Thumb Industries Inc., Jushi Holdings Inc., TerrAscend Corp., Verano Holdings Corp, and Trulieve Cannabis Corp.

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
None.
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to assist in the understanding of the results of operations and financial condition of Ascend Wellness Holdings, Inc. and its subsidiaries (collectively referred to as “AWH,” “Ascend,” “we,” “us,” “our,” or the “Company”). This MD&A is provided as a supplement to, and should be read in conjunction with the consolidated financial statements and the accompanying notes thereto (the “Financial Statements”) appearing elsewhere in this Annual Report on Form 10-K (the “Annual Report” or “Form 10-K”). The Financial Statements were prepared in accordance with accounting principles generally accepted in the United States of America, which we refer to as “GAAP.”
This following MD&A should be read in conjunction with, and is qualified in its entirety by, the Financial Statements. In addition to historical information, this MD&A contains both historical and forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, and forward-looking information, within the meaning of applicable Canadian securities laws, (collectively, “forward-looking statements”) that involve risks and uncertainties. Readers are further cautioned not to place undue reliance on forward-looking statements as there can be no assurance that the plans, intentions, or expectations upon which they are placed will occur. Forward-looking statements in this MD&A are expressly qualified by this cautionary statement. See “Forward-Looking Statements” for more information.
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
Since our formation, we have expanded our operational footprint, primarily through acquisitions. As of December 31, 2023, we had direct or indirect operations or financial interests in seven United States geographic markets: Illinois, Maryland, Massachusetts, Michigan, New Jersey, Ohio, and Pennsylvania and employed approximately 2,300 people.
We are committed to being vertically integrated in every state we operate in, which entails controlling the entire supply chain from seed to sale. We are currently vertically integrated in six of the seven states in which we operate. While we have been successful in opening facilities and dispensaries, we expect continued growth to be driven by opening new operational facilities and dispensaries under our current licenses, expansion of our current facilities, and increased consumer demand.
Our consumer products portfolio is generated primarily from plant material that we grow and process ourselves. As of December 31, 2023, we produce our consumer packaged goods in six manufacturing facilities with approximately 245,000 square feet of total canopy. Subsequently, in January 2024, we entered into a definitive agreement to acquire a cultivation license and a manufacturer license that we intend to use at a second cultivation site in Massachusetts to further expand our production capacity in that market. We expect to add 15,000 square feet of total additional canopy with the additional site following our planned build out and anticipate the transaction will close by mid-2024. Our product portfolio consists of a range of cannabis product categories including flower, pre-rolls, concentrates, vapes, edibles, and other cannabis-related products. As of December 31, 2023, we had 34 open and operating retail locations and, subsequently, opened a dispensary in Cincinnati Ohio, for a total of 35 dispensaries as of March 1, 2024. We expect to have 39 retail locations by the end of 2024. Our new store opening plans are flexible and will ultimately depend on market conditions, local licensing, construction, and other regulatory permissions. Our expansion plans are subject to capital allocations decisions, the evolving regulatory environment, and the general economic environment.
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

Recent Developments
Business Developments
AWH continues to expand and further develop its business and operations. Some of the highlights achieved during the year include:
•expanding into our seventh market by acquiring four licensed medical cannabis dispensaries in Maryland which subsequently commenced adult-use sales, as further described below;
•completing the initial build out of our Pennsylvania cultivation facility, which had its first harvest at the end of March 2023;
•the opening of six dispensaries: (i) New Bedford, Massachusetts, (ii) Grand Rapids, Michigan, (iii) Tinley Park, Illinois, (iv) Northlake, Illinois, (v) Piqua, Ohio, and (vi) Sandusky, Ohio, and, subsequently in January 2024, in Cincinnati, Ohio; and
•generating $75,334 of net cash from operating activities, as further described in “Liquidity and Capital Resources.”
Recent and Pending Transactions
Ohio Patient Access
On August 12, 2022, the Company entered into a definitive agreement (the “Ohio Agreement”) that provides the Company the option to acquire 100% of the equity of Ohio Patient Access LLC (“OPA”), the holder of a license that grants it the right to operate three medical dispensaries in Ohio. The Ohio Agreement is subject to regulatory review and approval. Once the regulatory approval is received, the Company may exercise the option, and the exercise is solely within the Company’s control. The Company may exercise the option until the fifth anniversary of the agreement date or can elect to extend the exercise period for an additional year. Under the Ohio Agreement, the Company will also acquire the real property of the three dispensary locations. In conjunction with the Ohio Agreement, the parties also entered into a support services agreement under which the Company will provide management and advisory services to OPA for a set monthly fee. The parties also entered into a working capital loan agreement under which the Company may, at its full discretion, loan OPA up to $10,000 for general working capital needs. The Company determined OPA is a variable interest entity (“VIE”) and the Company became the primary beneficiary as of the signing date; therefore, OPA is consolidated as a VIE. Refer to Note 8, “Variable Interest Entities,” in the Financial Statements for additional information regarding the Company’s VIEs.
The Ohio Agreement also includes an earn-out provision of $7,300 that is dependent upon the commencement of adult-use cannabis sales in Ohio. The sellers may elect to receive the earn-out payment as either cash or shares of the Company’s Class A common stock, or a combination thereof. Refer to Note 4, “Acquisitions,” in the Financial Statements for additional information.
The total estimated fair value of the transaction consideration was determined to be $24,132 and consists of the fair value of the cash consideration of $19,290 plus the estimated fair value of the contingent consideration of $4,842. Of the total cash consideration, $11,300 was funded at signing pursuant to note agreements. The $11,000 payment that is due at final closing was recorded net of a discount of $3,010 based on the estimated payment date utilizing the Company’s incremental borrowing rate. This discounted payment is included within “Long-term debt, net” on the Consolidated Balance Sheet in the Financial Statements at December 31, 2023 and 2022; refer to Note 11, “Debt,” in the Financial Statements for additional information. The estimated fair value of the contingent consideration is included within “Other non-current liabilities” on the Consolidated Balance Sheets in the Financial Statements at December 31, 2023 and 2022. The license intangible asset acquired was determined to have an estimated fair value of $21,684 and the three properties had an estimated fair value of $2,448. Refer to Note 4, “Acquisitions,” in the Financial Statements for additional information related to this transaction.
Through this transaction, the Company will expand its footprint in Ohio to five dispensaries. Two of the dispensaries opened in December 2023 and the third opened in January 2024.

Illinois Licenses
In August 2022, the Company entered into definitive agreements to acquire two additional licenses in Illinois for a combined total cash consideration of $11,100. Neither of these licenses were associated with active operations at signing and the transfer of each license is subject to regulatory review and approval. Operations at these locations commenced during 2023, during the second and fourth quarters, and the Company anticipates the final closing of these acquisitions may occur by the end of 2024. Refer to Note 4, “Acquisitions,” in the Financial Statements for additional information related to these transactions.
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
Massachusetts Cultivation
In January 2024, the Company entered into a definitive agreement (the “Massachusetts Agreement”) to purchase a cultivation license and a manufacturer license from a third party in Massachusetts for a total cash purchase price of $2,750, of which $1,500 was paid at signing and which total will be adjusted at closing as provided in the Massachusetts Agreement. The licenses are not associated with active operations and the transfer of each license is subject to regulatory review and approval. In conjunction with the Massachusetts Agreement, the parties also entered into a bridge loan that provides for the financing for certain covered expenses, at the sole discretion of the Company, that the Company anticipates will be settled as additional consideration at closing. This bridge loan bears interest based on the federal rate and, if not otherwise satisfied, is due on the fifth anniversary of the signing date. The parties also entered into a consulting services agreement, effective as of the signing date. The Company is considering the accounting treatment of this transaction to determine if it meets the criteria for consolidation.
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

Key Financial Highlights
•Revenue increased by $112,664, or 28%, during 2023, as compared to 2022, primarily driven by incremental revenue from acquisitions, including a benefit from the commencement of adult-use sales in Maryland during the second half of 2023 subsequent to our acquisition of Devi Maryland, and new site openings, partially offset by declines across some of our legacy locations due to increased competition in certain markets.
•Operating loss decreased by $3,907, or 52%, during 2023, as compared to 2022, primarily driven by the leveraging of existing infrastructure, including a contribution from improved overhead utilization, and the absence of a $5,000 litigation settlement charge, partially offset by higher compensation expense, including certain contract termination payments, and lower margins resulting from pricing pressure in certain markets.
•Net decrease in cash and cash equivalents of $1,638 during 2023, primarily driven by net cash used in investing activities, which included payments related to acquisitions, in addition to net cash used in financing activities driven by the repayment of debt, all partially offset by a benefit from the timing of payments related to working capital and operating activities, the recognition of a tax credit, and proceeds from a private placement offering.

RESULTS OF OPERATIONS
The Year Ended December 31, 2023 Compared with the Year Ended December 31, 2022

	Year Ended December 31,
($ in thousands)	2023	2022	Increase / (Decrease)
Revenue, net	$518,590	$405,926	$112,664	28%
Cost of goods sold	(363,470)	(271,363)	92,107	34%
Gross profit	155,120	134,563	20,557	15%
Gross profit %	29.9%	33.1%
Operating expenses
General and administrative expenses	158,739	137,089	21,650	16%
Settlement expense	—	5,000	(5,000)	NM*
Total operating expenses	158,739	142,089	16,650	12%
Operating loss	(3,619)	(7,526)	(3,907)	(52)%

Other (expense) income
Interest expense	(36,984)	(32,436)	4,548	14%
Other, net	25,843	756	25,087	NM*
Total other expense	(11,141)	(31,680)	(20,539)	(65)%
Loss before income taxes	(14,760)	(39,206)	(24,446)	(62)%
Income tax expense	(33,454)	(41,693)	(8,239)	(20)%
Net loss	$(48,214)	$(80,899)	$(32,685)	(40)%
*Not meaningful
Revenue
Revenue increased by $112,664, or 28%, during 2023, as compared to 2022. We had 34 open dispensaries as of December 31, 2023, compared to 24 as of December 31, 2022. Our revenue growth was primarily driven by $53,730 of incremental revenue from acquisitions, including $20,861 from the Devi Maryland acquisition and a benefit from store openings associated with licenses that were acquired during 2022, and $48,193 of incremental revenue associated with dispensaries that opened during late 2022 and 2023, which includes a benefit from the commencement of adult-use sales at our New Jersey dispensaries that began in 2022. These increases were partially offset by a decrease of $36,686 across our legacy locations, primarily in Illinois due to increased market competition. Additionally, there was a $47,427 increase in net revenue in 2023 related to our wholesale operations, primarily driven by expansion at our New Jersey cultivation facility and an increase in wholesale volume sold, particularly in New Jersey, Massachusetts, and Illinois, that was partially offset by pricing pressure in certain markets. During 2023, we sold approximately 145,000 pounds of wholesale product, on a gross basis, compared to approximately 68,000 pounds sold during 2022.
Cost of Goods Sold and Gross Profit
Cost of goods sold increased by $92,107, or 34%, during 2023, as compared to 2022. Cost of goods sold represents direct and indirect expenses attributable to the production of wholesale products as well as direct expenses incurred in purchasing products from other wholesalers. Gross profit for 2023 was $155,120, representing a gross margin of 29.9%, compared to gross profit of $134,563 and gross margin of 33.1% for 2022. The decrease in gross margin was primarily driven by pricing pressure in certain markets, partially offset by improved utilization and increased production at our Massachusetts and New Jersey cultivation facilities. Additionally, the current year included $16,350 of write-downs of certain inventory items, compared with total write-downs of $10,478 in the prior year, primarily related to expired products, obsolete packaging, and net realizable value adjustments due to pricing pressure.

General and Administrative Expenses
General and administrative expenses increased by $21,650, or 16%, during 2023, as compared to 2022. The increase was primarily related to:
•a $15,439 increase in depreciation and amortization expense due to $12,787 of incremental amortization of licenses driven by prior year acquisitions and $2,652 of incremental depreciation expense due to a larger average balance of fixed assets in service;
•a $13,185 increase in compensation expense, driven by higher severance expenses including certain contract termination payments as well as the onboarding of new executives;
•a $1,804 estimated reserve for a note receivable; and
•the write-off of $1,484 of previously capitalized construction projects.
These increases were partially offset by:
•a $3,895 decrease in professional services fees, driven by lower legal expenses;
•the absence of a $1,704 expense related to the write-off of certain previously capitalized costs and an estimated reserve of $3,700 for certain amounts associated with the New York transaction (refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Legal Matters–MedMen NY Litigation” for additional information); and
•$542 lower overhead due to improved utilization at our cultivation facilities.
Settlement Expense
During 2022, we recognized an expense of $5,000 related to the settlement of a stockholder dispute (refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Legal Matters–Stockholder Dispute” for additional information).
Other, net
Other, net increased by $25,087 during 2023, as compared to 2022, primarily driven by the recognition of a $22,794 employee retention tax credit claim (the “ERTC Claim”) and $2,246 of higher interest income largely attributable to a new loan receivable.
Interest Expense
Interest expense increased by $4,548, or 14%, during 2023, as compared to 2022. The increase was primarily driven by higher non-cash interest accretion related to a financing agreement and a sellers’ note, as well as higher cash interest expense based on average outstanding borrowings under our credit facility, partially offset by the absence of $2,180 of non-cash interest expense incurred during the prior year in connection with the additional draw under our credit facility (refer to “Liquidity and Capital Resources” for further information). During 2023, we had a weighted-average outstanding debt balance of $324,950, compared to $285,802 during 2022, each with a weighted-average interest rate of 9.8%, excluding finance leases.
Income Tax Expense
The internal revenue service has taken the position that cannabis companies are subject to the limitations of Internal Revenue Code (“IRC”) Section 280E, under which such companies are only allowed to deduct expenses directly related to the sales of product. This results in permanent differences between ordinary and necessary business expenses deemed non-allowable under IRC Section 280E and those allowed for financial statement reporting purposes (“book-to-tax” differences). Cannabis companies operating in states that align their tax codes with IRC Section 280E are also unable to deduct ordinary and necessary business expenses for state tax purposes. Ordinary and necessary business expenses deemed non-deductible under IRC Section 280E are treated as permanent book-to-tax differences. Therefore, the effective tax rate on income realized by cannabis companies can be highly variable and may not necessarily correlate with pre-tax income or loss. As of December 31, 2023, the Company recorded an uncertain tax liability totaling $72,955 for uncertain tax positions related to the treatment of certain transactions and deductions under IRC Section 280E based on legal interpretations that challenge the Company’s tax liability under IRC Section 280E; refer to Note 14, “Income Taxes,” in the Financial Statements for additional information.
The statutory federal tax rate was 21% during both years. The Company has operations in seven U.S. geographic markets: Illinois, Maryland, Massachusetts, Michigan, Ohio, New Jersey, and Pennsylvania, which have state tax rates ranging from 6% to 11.5%. Certain states, including Illinois, Maryland, Michigan, and New Jersey, do not align with IRC Section 280E for state tax purposes and permit the deduction of ordinary and necessary business expenses from gross profit in the calculation of state taxable income.
Income tax expense was $33,454, or 21.6% of gross profit, during 2023, as compared to $41,693, or 31.0% of gross profit, during 2022. The effective tax rate on gross profit for 2023 benefited from a change in state tax legislation in Illinois and New Jersey that resulted in a higher deduction of ordinary and necessary business expenses and thereby reduced taxable income. The effective tax rate on gross profit for 2023 also benefited from an incremental impact attributable to the tax accounting treatment of certain acquired intangible assets, partially offset by the tax impact of the ERTC Claim and higher penalties and interest due on tax payments.
NON-GAAP FINANCIAL MEASURES
We define “Adjusted Gross Profit” as gross profit excluding non-cash inventory costs which include depreciation and amortization included in cost of goods sold, equity-based compensation included in cost of goods sold, start-up costs included in cost of goods sold, and other non-cash inventory adjustments. We define “Adjusted Gross Margin” as Adjusted Gross Profit as a percentage of net revenue. Our “Adjusted EBITDA” is a non-GAAP measure used by management that is not defined by U.S. GAAP and may not be comparable to similar measures presented by other companies. We define “Adjusted EBITDA Margin” as Adjusted EBITDA as a percentage of net revenue. Management calculates Adjusted EBITDA as the reported net loss, adjusted to exclude: income tax expense, other (income) expense, interest expense, depreciation and amortization, depreciation and amortization included in cost of goods sold, non-cash inventory adjustments, equity-based compensation, equity-based compensation included in cost of goods sold, start-up costs, start-up costs included in cost of goods sold, transaction-related and other non-recurring expenses, litigation settlement, and gain or loss on sale of assets. Accordingly, management believes that Adjusted EBITDA provides meaningful and useful financial information, as this measure demonstrates the operating performance of the business. Non-GAAP financial measures may be considered in addition to the results prepared in accordance with U.S. GAAP, but they should not be considered a substitute for, or superior to, U.S. GAAP results.
The following table presents Adjusted Gross Profit for 2023 and 2022:

	Year Ended December 31,
($ in thousands)	2023	2022
Gross Profit	$155,120	$134,563
Depreciation and amortization included in cost of goods sold	29,449	15,360
Equity-based compensation included in cost of goods sold	6,511	11,627
Start-up costs included in cost of goods sold(1)	1,570	13,044
Non-cash inventory adjustments(2)	16,350	10,478
Adjusted Gross Profit	$209,000	$185,072
Adjusted Gross Margin	40.3%	45.6%
(1)Incremental expenses associated with the expansion of activities at our cultivation facilities that are not yet operating at scale, including excess overhead expenses resulting from delays in regulatory approvals at certain cultivation facilities.
(2)Consists of write-offs of expired products, obsolete packaging, and net realizable value adjustments related to certain inventory items.

The following table presents Adjusted EBITDA for the 2023 and 2022:

	Year Ended December 31,
($ in thousands)	2023	2022
Net loss	$(48,214)	$(80,899)
Income tax expense	33,454	41,693
Other income, net	(25,843)	(756)
Interest expense	36,984	32,436
Depreciation and amortization	58,983	29,455
Non-cash inventory adjustments(1)	16,350	10,478
Equity-based compensation	18,344	22,995
Start-up costs(2)	3,888	23,356
Transaction-related and other non-recurring expenses(3)	12,788	9,119
(Gain) loss on sale of assets	(226)	345
Litigation settlement	—	5,000
Adjusted EBITDA	$106,508	$93,222
Adjusted EBITDA Margin	20.5%	23.0%
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
(3)Legal and professional fees associated with litigation matters, potential acquisitions, other regulatory matters, and other non-recurring expenses. The 2023 amount includes a reserve of $1,804 on a note receivable and $7,082 of severance-related expenses, including certain contract termination payments. The 2023 and 2022 amounts include a fair value adjustment of $1,594 and $234, respectively, related to the OPA acquisition earn-out.
The Year Ended December 31, 2022 Compared with the Year Ended December 31, 2021
For a discussion comparing our operating results for the year ended December 31, 2022 with the year ended December 31, 2021, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K for the year ended December 31, 2022, filed with each of the U.S. Securities and Exchange Commission and the relevant Canadian securities regulatory authorities on March 15, 2023.

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
As of December 31, 2023 and 2022, the Company had total current liabilities of $92,686 and $110,949, respectively, and total current assets of $228,860 and $198,743, respectively, which includes cash and cash equivalents of $72,508 and $74,146, respectively, to meet its current obligations. As of December 31, 2023, the Company had working capital of $136,174, compared to $87,794 as of December 31, 2022.
Approximately 90% of the Company’s cash and cash equivalents balance as of each of December 31, 2023 and 2022 is on deposit with banks, credit unions, or other financial institutions. We have not experienced any material impacts related to banking restrictions applicable to cannabis businesses. Our cash and cash equivalents balance is not restricted for use by variable interest entities.
As reflected in the Financial Statements, we had an accumulated deficit as of December 31, 2023 and 2022, as well as a net loss for 2023, 2022, and 2021, respectively. While we generated positive cash flows from operating activities during 2023, cash flows from operating activities during 2022 and 2021 were negative. These financial factors are indicators that raise substantial doubt of our ability to continue as a going concern. Management believes that substantial doubt of our ability to continue as a going concern for at least one year from the issuance of our Financial Statements has been alleviated due to: (i) cash on hand and (ii) continued growth of sales from our consolidated operations. Management plans to continue to access capital markets for additional funding through debt and/or equity financings to supplement future cash needs, as may be required. However, management cannot provide any assurances that the Company will be successful in accomplishing its business plans. If we are unable to raise additional capital on favorable terms, if at all, whenever necessary, we may be forced to decelerate or curtail certain of our operations until such time as additional capital becomes available.

Credit Facility
In August 2021, we entered into a credit agreement with a group of lenders (the “2021 Credit Agreement”) that provided for an initial term loan of $210,000, which was borrowed in full. The 2021 Credit Agreement provided for an expansion feature that allowed us to request an increase in the term loan outstanding up to $275,000 if the existing lenders (or other lenders) agreed to provide such additional term loans. During the second quarter of 2022, we borrowed an additional $65,000 of incremental term loans through this expansion feature (the “2022 Loans” and, together with the initial term loan, the “2021 Credit Facility”) for total borrowings of $275,000 outstanding as of December 31, 2023. The 2021 Credit Facility matures on August 27, 2025 and does not require scheduled principal amortization payments. Borrowings under the 2021 Credit Facility bear interest at a rate of 9.5% per annum, payable quarterly. Proceeds from the initial term loan under the 2021 Credit Facility were used, in part, to prepay certain then-outstanding debt obligations and, together with the 2022 Loans, fund working capital and general corporate matters, including, but not limited to, growth investments, acquisitions, capital expenditures, and other strategic initiatives.
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
We are required to comply with two financial covenants under the 2021 Credit Agreement. Liquidity (defined as unrestricted cash and cash equivalents pledged under the 2021 Credit Facility plus any future revolving credit availability) may not be below $20,000 as of the last day of any fiscal quarter, and we may not permit the ratio of Consolidated EBITDA (as defined in the 2021 Credit Agreement) to consolidated cash interest expense for any period of four consecutive fiscal quarters to be less than 2.50:1.00. The Company has a customary equity cure right for each of these financial covenants. The Company is in compliance with these covenants as of December 31, 2023. Refer to Note 11, “Debt,” in the Financial Statements for additional information.
Financing Agreement
In December 2022, we received $19,364 pursuant to a financing agreement with a third-party lender (the “Financing Agreement”). The Company assigned to the lender its interests in the ERTC Claim that it submitted in November 2022 for approximately $22,794. If the Company does not receive the ERTC Claim, in whole or in part, the Company is required to repay the related portion of the funds received plus interest of 10% accrued from the date of the Financing Agreement through the repayment date. The Financing Agreement does not have a stated maturity date and the discount is being accreted to interest expense over an expected term. The Company’s obligations under the Financing Agreement will be satisfied upon receipt of the ERTC Claim or other full repayment. The total claim amount of $22,794 was recognized as a component of “Other, net” on the Consolidated Statements of Operations in the Financial Statements during 2023. The Company received $20,830 of the ERTC Claim during 2023, which was remitted to the lender per the terms of the Financing Agreement. A total of $1,964 of the ERTC Claim remains outstanding as of December 31, 2023, which receivable is included in “Other current assets” on the Consolidated Balance Sheet, and the balance outstanding under the Financing Agreement is included in “Current portion of debt, net” at December 31, 2023 and “Long-term debt, net” at December 31, 2022. Refer to Note 11, “Debt,” in the Financial Statements for additional information.

Cash Flows

	Year Ended December 31,
(in thousands)	2023	2022	2021
Net cash provided by (used in) operating activities	$75,334	$(38,356)	$(41,738)
Net cash used in investing activities	(59,890)	(114,254)	(113,233)
Net cash (used in) provided by financing activities	(17,082)	71,275	252,355
Operating Activities
Net cash provided by operating activities was $75,334 during 2023, as compared to net cash used in operating activities of $38,356 during 2022. The change was primarily driven by: the timing and amount of income tax payments; the recognition of the $22,794 ERTC Claim, of which $20,830 was received; and the timing of payments to suppliers and vendors and other working capital payments.
Net cash used in operating activities decreased by $3,382 during 2022, as compared to 2021, primarily driven by the timing and amount of income tax payments, the timing of payments to suppliers and vendors, and the timing of other working capital payments.
Investing Activities
Net cash used in investing activities decreased by $54,364 during 2023, as compared to 2022. The decrease was primarily due to lower capital expenditures, including a benefit from reimbursements under tenant improvement allowances, and lower payments associated with acquisitions, partially offset by lower proceeds from the sale of assets and higher investments in notes receivable.
Net cash used in investing activities increased by $1,021 during 2022, as compared to 2021. The increase was primarily due to the purchase of intangible assets, including the first $15,000 payment made under a research collaboration agreement, partially offset by proceeds received from the sale of assets and lower cash investments in capital assets.
Financing Activities
Net cash used in financing activities was $17,082 during 2023, as compared to net cash provided by financing activities of $71,275 during 2022. The change was primarily due to the absence of proceeds from the issuance of debt in the prior year and higher repayments of debt in the current year, partially offset by proceeds from a private placement offering in the current year.
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
The following table summarizes the Company’s material future contractual obligations as of December 31, 2023:

(in thousands)	Commitments Due by Period
Contractual Obligations	Total	2024	2025 - 2026	2027 - 2028	Thereafter
Term notes(1)	$275,000	$—	$275,000	$—	$—
Fixed interest related to term notes(2)	43,232	26,125	17,107	—	—
Sellers’ notes(3)	19,886	8,886	11,000	—	—
Finance arrangements(4)	19,693	2,416	5,124	5,431	6,722
Operating leases(5)	687,293	40,186	83,504	87,700	475,903
Finance leases(5)	2,061	693	1,265	103	—
Total	$1,047,165	$78,306	$393,000	$93,234	$482,625
(1)Principal payments due under our term notes payable. Refer to Note 11, “Debt,” in the Financial Statements for additional information.
(2)Represents fixed interest rate payments on borrowings under the 2021 Credit Facility based on the principal outstanding at December 31, 2023. Interest payments could fluctuate based on prepayments or additional amounts borrowed.
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
The table above excludes certain amounts related to recent and pending acquisitions, including the potential $7,300 earn-out payment related to the OPA acquisition that is dependent upon the commencement of adult-use cannabis sales in Ohio and up to an additional total of $10,000 related to the Story of PA CR, LLC acquisition that we expect to fund under the associated research collaboration agreement over the ten years following the agreement date. Refer to Note 4, “Acquisitions,” in the Financial Statements for additional information.
Additionally, the Company has commercial relationships with license holders across the markets in which it operates with mutually beneficial purchasing and supply arrangements entered into in the ordinary course of business. In conjunction with the acquisition of Ohio Cannabis Clinic, LLC in December 2021, the Company entered into a supply agreement with a producer and supplier of medical cannabis products in Ohio (the “Ohio Supply Agreement”) with an initial expiration date of August 2028. Under the Ohio Supply Agreement, the Company will purchase products from the supplier that results in 7.5% of the Company’s monthly gross sales of all products in our Ohio dispensaries for the first five years, and 5% for the remaining term. The Company can establish the selling price of the products and the purchases are made at the lowest then-prevailing wholesale market price of products sold by the supplier to other dispensaries in Ohio. Such purchases have been excluded from the table above, as purchases are variable based on gross sales of the respective dispensary.

As of the date of this filing, we do not have any off-balance sheet arrangements, as defined by applicable regulations of the United States Securities and Exchange Commission, that have, or are reasonably likely to have, a material current or future effect on the results of our operations or financial condition, including, and without limitation, such considerations as liquidity and capital resources.
Capital Expenditures
We anticipate capital expenditures, net of tenant improvement allowances, of approximately $35,000 to $40,000 during 2024. Changes to this estimate could result from the timing of various project start dates, which are subject to local and regulatory approvals, as well as capital allocation considerations. Spending at our cultivation and processing facilities includes: construction; purchase of capital equipment such as extraction equipment, heating, ventilation, and air conditioning equipment, and other manufacturing equipment; general maintenance; and information technology capital expenditures. Dispensary-related capital expenditures includes construction costs for the initial build-out of each location, general maintenance costs and upgrades to existing locations.
During 2024, we expect to complete the build out of four additional dispensaries in Pennsylvania, finalize the build out of three dispensaries in Ohio, and complete certain projects at the dispensaries acquired in Maryland during 2023. We also anticipate completing certain expansion projects across our cultivation facilities and building out a second cultivation facility in Massachusetts, in addition to other enhancements and general maintenance activities across our portfolio. Management expects to fund capital expenditures primarily by utilizing cash flows from operations.
As of December 31, 2023, our construction in progress (“CIP”) balance was $6,511 and relates to capital spending on projects that were not yet complete. This balance includes amounts related to: the expansion of our New Jersey cultivation facility; the build out of certain dispensaries that are not yet open; and other projects across our dispensaries and cultivation facilities.
Other Matters
Equity Incentive Plans
In July 2021, the Company adopted a stock incentive plan (the “2021 Plan”), pursuant to which 17,000 shares of Class A common stock were initially reserved for issuance thereunder, subject to certain adjustments and other terms. The 2021 Plan authorized the issuance of options, stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”), and other stock-based awards (collectively the “2021 Plan Awards”). On March 9, 2023, the Company’s board of directors unanimously approved, subject to stockholder approval, an amendment to the 2021 Plan (the “Amendment” and together with the 2021 Plan, the “Amended 2021 Plan”) to increase the maximum number of shares of Class A common stock available for issuance under the Amended 2021 Plan to an amount not to exceed 10% of the total number of issued and outstanding shares of Class A common stock, on a non-diluted basis, as constituted on the grant date of an award pursuant to the Amended 2021 Plan. On May 5, 2023, the stockholders of the Company voted to approve the Amendment. As of December 31, 2023, there were 4,650 shares of Class A common stock available for grant for future equity-based compensation awards under the Amended 2021 Plan.
During 2023, the Company granted a total of 11,877 RSUs under the Amended 2021 Plan, and as of December 31, 2023, a total of 23,829 RSUs have been granted under the Amended 2021 Plan, of which 12,021 are unvested. Total unrecognized compensation cost related to the RSUs was $16,597 as of December 31, 2023, which is expected to be recognized over a weighted-average remaining period of 1.5 years.
Additionally, 4,010 stock option awards are outstanding as of December 31, 2023, of which 507 are exercisable. A total of 3,195 options were granted during 2023 and a total of 219 were exercised. As of December 31, 2023, the outstanding options have a remaining weighted-average contractual life of 3.9 years and total unrecognized stock-based compensation expense related to unvested options was $2,192, which is expected to be recognized over a weighted-average remaining period of 1.8 years.

In August 2023, the Company’s board of directors approved the grant of 4,000 RSUs outside of the Company’s Amended 2021 Plan (the “August 2023 Grant”). The August 2023 Grant was issued pursuant to an employment agreement and vests upon the later of the second anniversary of employment and the achievement of certain stock price targets, which were not met as of December 31, 2023. Refer to Note 13, “Equity-Based Compensation Expense,” in the Financial Statements for additional information.
Total equity-based compensation expense was $19,776, $18,979, and $23,093 during 2023, 2022, and 2021, respectively. Of the total equity-based compensation expense, $7,943, $7,611, and $7,743 was capitalized to inventory during 2023, 2022, and 2021, respectively. As of December 31, 2023 and 2022, $1,968 and $536, respectively, remains capitalized in inventory. During 2023, 2022, and 2021 we recognized $11,833, $11,368, $15,350, respectively, within “General and administrative expenses” on the Consolidated Statements of Operations in the Financial Statements and we recognized $6,511, $11,889, and $2,929, respectively, within “Cost of goods sold.”
In July 2021, the Company adopted an employee stock purchase plan (the “2021 ESPP”), pursuant to which 4,000 shares of Class A common stock are reserved for issuance thereunder, subject to certain adjustments and other terms. As of December 31, 2023, no shares have been issued under the 2021 ESPP.
Refer to Note 13, “Equity-Based Compensation Expense,” in the Financial Statements for additional information regarding the Company’s equity awards and equity-based compensation expense.
Lease-Related Transactions
In February 2023, we amended the lease related to our Franklin, New Jersey cultivation facility to increase the tenant improvement allowance, which resulted in increased rent amounts. We accounted for the amendment as a lease modification and remeasured the right-of-use (“ROU”) asset and lease liability as of the amendment date. The modification resulted in a total additional tenant improvement allowance of $15,000, a reduction of $2,254 to the ROU asset, and an increase of $12,746 to the lease liability.
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
Loan Receivable
In June 2023, the Company purchased, at par, $12,027 of the principal of a loan (the “Maryland Loan Receivable”), outstanding pursuant to a loan agreement with a cannabis license holder in Maryland (the “Maryland Loan Agreement”), plus the associated interest receivable. The Maryland Loan Agreement matures on August 1, 2026, requires monthly repayments equal to 10.0% of the outstanding balance (including PIK interest), and may be prepaid subject to a customary make-whole payment or prepayment penalty, as applicable. The Maryland Loan Agreement initially provided for a base interest rate of 12.0% plus LIBOR (LIBOR floor of 1.0%) and a paid-in-kind (“PIK”) interest rate of 4.5%. Following the replacement of LIBOR, effective July 1, 2023, the interest rate transitioned from LIBOR to the secured overnight financing rate (“SOFR”) plus an alternative reference rate committee (“ARRC”) standard adjustment. As of December 31, 2023, the all-in interest rate was 26.9%, which included a default penalty of 5.0%.

The Company recorded the Maryland Loan Receivable at an amortized cost basis of $12,622, which included a total of $595 of transaction-related expenses. The Company identified certain events of default and covenant violations, including non-payment, and provided an acceleration notice during the second quarter of 2023 that declared all amounts due and payable. Such events of default and covenant violations were not remedied as of December 31, 2023. During 2023, the Company recognized a total of $2,859 of interest income, including certain default fees and premiums and PIK interest, which total remained outstanding as of December 31, 2023 and is recorded within “Other, net” on the Consolidated Statements of Operations in the Financial Statements.
Additionally, during 2023 the Company established a reserve of $1,804 for potential collectability that is included within “General and administrative expenses” on the Consolidated Statements of Operations in the Financial Statements and within “Other” on the Consolidated Statements of Cash Flows. Refer to Note 6, “Notes Receivable,” in the Financial Statements for additional information.
Legal Matters
Below is a description of our significant legal matters and the related impact, as applicable, on our financial condition, results of operations, and prospects. Refer to Note 15, “Commitments and Contingencies,” in the Financial Statements for additional information.
TVP Settlement
In December 2020, TVP, LLC, TVP Grand Rapids, LLC and, TVP Alma, LLC (collectively, the “TVP Parties”) filed a claim alleging breach of contract against FPAW Michigan, LLC (“FPAW”) and AWH related to a purchase agreement that was entered into in September 2019 for the Company’s potential acquisition of certain real estate properties in Michigan. FPAW was a VIE of the Company at that time through FPAW Michigan 2, Inc. and became a subsidiary of the Company in December 2020.
On April 14, 2021, FPAW and AWH entered into a settlement agreement with the TVP Parties (the “Settlement Agreement”) which provides for, among other items, the dismissal of all claims brought by the TVP Parties against FPAW and AWH upon performance of each parties’ obligations under the Settlement Agreement. Pursuant to the Settlement Agreement, FPAW and AWH delivered a cash payment of $9,000 to TVP, LLC on the date of the Settlement Agreement and made an additional cash payment of $5,480 in January 2022. In addition, on April 14, 2021, upon the execution of the Settlement Agreement, the Company issued 4,770 AWH historical common units with a fair value of $26,041 at issuance to an escrow account, to be held in the name of an escrow agent (the “Escrow Units”). Also as part of the Settlement Agreement, and in order to avoid further potential litigation, the Company issued 255 AWH historical common units with a fair value of $1,390 at issuance to a party to one of the original property purchase agreements that was not a party to the litigation matter. These common units, along with the Escrow Units, converted into shares of Class A common stock upon the Conversion in the same manner as all other common units of AWH.
Upon the receipt of the initial cash payment of $9,000 and the issuance of the Escrow Units, the TVP Parties filed a stipulated order dismissing all lawsuits, with prejudice and without costs, against FPAW and AWH. The Escrow Units are issued and outstanding and will remain in the escrow account until such time as the TVP Parties exercise an option to hold the Escrow Units directly (the “Put Option”), which can be exercised for three years from the date of the Settlement Agreement. Upon their exercise of the Put Option, the Escrow Units shall be released to the TVP Parties and the TVP Parties shall transfer to FPAW the equity interests of the entities that hold the three real estate properties to be acquired. FPAW and AWH currently operate dispensaries at these locations pursuant to lease agreements. In February 2024, the TVP Parties notified the Company that they are exercising the Put Option in accordance with the Settlement Agreement.
The settlement charge of $36,511 is reflected within “Settlement expense” on the Consolidated Statements of Operations in the Financial Statements for the year ended December 31, 2021 and the fair value of the share issuance of $27,431 is reflected within “Equity issued in litigation settlement” on the Consolidated Statement of Changes in Stockholders’ Equity in the Financial Statements. The $5,400 fair value of the three properties to be acquired per the settlement is recorded within “Other noncurrent assets” in the Financial Statements as of December 31, 2023 and 2022, and will remain until the time such property titles transfer to the Company.

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
On September 30, 2022, the Company sought leave from the Court to file a second amended complaint (the “Second Amended Complaint”). The Second Amended Complaint contains breach of contract claims against MedMen, as well as a claim for the breach of the implied covenant of good faith and fair dealing, and a claim for anticipatory breach of contract. In connection with those claims, the Company is no longer seeking injunctive or declaratory relief; however, the Company continues to seek damages from MedMen, including, but not limited to, the return of the $4,000 deposit, approximately $2,400 pursuant to a working capital loan agreement that was entered into in conjunction with the Investment Agreement, and other capital expenditure advances paid to MMNY by the Company.
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
On August 18, 2023, the Court issued a Decision and Order on the Company’s motion to dismiss, dismissing seven of MedMen’s ten counterclaims, including each of the counterclaims brought by MedMen relating to the Term Sheet. On September 26, 2023, MedMen filed a motion seeking leave to file its third amended counterclaims, in which MedMen seeks to revive its previously dismissed counterclaims relating to the Term Sheet. On October 24, 2023, the Company filed an opposition to that motion for leave. As further discussed below, the Court denied that motion on February 2, 2024. In addition, on October 18, 2023, MedMen filed a Notice of Appeal of the Court’s August 18, 2023 Decision and Order with respect to the dismissal of MedMen’s three counterclaims relating to the Term Sheet. On November 1, 2023 the Company filed a Notice of Cross-Appeal with respect to the Court’s determination that the Company’s motion to dismiss was not subject to New York’s anti-SLAPP statute. Both parties have yet to perfect the appeal.
On February 2, 2024, the Court issued a Decision and Order denying MedMen’s motion for leave to file its third amended counterclaims.
On February 21, 2024, the current counsel-of-record for MedMen filed an order to show cause with the Court seeking leave to withdraw as counsel and stay proceedings for thirty days to permit MedMen time to obtain new counsel. On February 26, 2024, the Court ordered the parties to appear for a hearing on March 20, 2024 regarding such withdrawal motion.
Following the Company’s decision to no longer consummate the contemplated transactions, during 2022 the Company expensed a total of $1,704 of capitalized costs, primarily consisting of capital expenditures or deposits that were incurred for certain locations. Additionally, during 2022 the Company established an estimated reserve of $3,700 related to the remaining amounts that it is actively pursuing collecting. These adjustments are included within “General and administrative expenses” on the Consolidated Statements of Operations and within “Other” on the Consolidated Statements of Cash Flows in the Financial Statements for the year ended December 31, 2022. The Company determined that the estimated reserve remained adequate as of December 31, 2023 and is included within “Other current assets” on the Consolidated Balance Sheets at December 31, 2023 and 2022.
Subsequent Transactions
Investments
In January 2024, the Company entered into a loan agreement pursuant to which the Company may provide up to $2,500 of financing to a third party (the “January 2024 Loan Agreement”). The January 2024 Loan Agreement provides the Company an option to convert the balance due into equity interests of the third party following certain regulatory approvals. Borrowings under the January 2024 Loan Agreement are secured by substantially all of the assets and equity interests of the third party. Borrowings under the January 2024 Loan Agreement bear interest at a rate of 20% per annum. The January 2024 Loan Agreement provides for customary events of default, contains certain covenants and other restrictions, and provides for a default penalty of an additional 6% interest. Borrowings are due on the sixth anniversary of the January 2024 Loan Agreement, which may be extended by two additional two-year periods, and prepayment is permitted with prior written notice. The January 2024 Loan Agreement provides the Company with conversion options to obtain 35% equity interests of the borrower upon the initial funding (which occurred in January 2024) and up to an additional 65% at any time through October 2033, subject to certain provisions. The January 2024 Loan Agreement also provides the Company with certain financial distributions based on the borrower’s results of operations. The Company is assessing the accounting treatment of this transaction to determine if it meets the criteria for consolidation.

In February 2024, the Company entered into a loan agreement pursuant to which the Company may provide, at its sole discretion, up to $3,750 of financing to a third party (the “February 2024 Loan Agreement”). Borrowings under the February 2024 Loan Agreement bear interest at a rate of 20% per annum and are secured by substantially all of the assets of the borrower. The February 2024 Loan Agreement provides for customary events of default, contains certain covenants and other restrictions, and provides for a default penalty of an additional 5% interest. The February 2024 Loan Agreement provides the Company with the option to convert the outstanding balance into equity interests of the borrower, up to 100%, as may be permissible by applicable regulations at such time. The February 2024 Loan Agreement matures ten years from issuance, but may be extended if not otherwise converted prior to maturity, with borrowings and interest not due until such time. In conjunction with the February 2024 Loan Agreement, the parties also entered into a support services agreement whereby the Company will provide management and advisory services to the borrower for a set monthly fee and will receive a fee for each customer transaction processed. The Company is assessing the accounting treatment of this transaction to determine if it meets the criteria for consolidation.
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
Cannabis licenses are the primary intangible asset acquired in business combinations, as they provide us the ability to operate in each market. The key assumptions used in calculating the fair value of these intangible assets are cash flow projections that include discount rates and terminal growth rates. In calculating the fair value of the cannabis licenses acquired through business combinations during 2023 and 2022, management selected discount rates that vary depending upon the markets in which each of the acquisitions operate in, generally ranging between 20% and 30%. The terminal growth rate represents the rate at which these businesses will continue to grow into perpetuity. Management selected a terminal growth rate of 3%. Other significant assumptions include revenue, gross profit, operating expenses and anticipated capital expenditures which are based upon the Company’s historical operations along with management projections. The evaluations are linked closely to the assumptions made by management regarding the future performance of these assets. Unanticipated events and circumstances may occur that could affect the accuracy or validity of such assumptions, estimates, or actual results.

Goodwill, Intangible Assets, and Other Long-Lived Assets
Goodwill and intangible assets are recorded at their estimated fair values at the date of acquisition. We review goodwill for impairment annually during the fourth fiscal quarter and whenever events or changes in circumstances indicate the carrying value may not be recoverable. Accounting Standards Codification Topic 350, “Intangibles – Goodwill and Other” (“ASC 350”) permits the assessment of qualitative factors to determine whether events and circumstances lead to the conclusion that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, which would require a quantitative impairment test. Otherwise, no further testing is required.
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
During the fourth quarter of 2023, 2022, and 2021, we performed our annual impairment review of goodwill using a qualitative approach for our two goodwill reporting units and determined that it was more likely than not that there was no impairment of goodwill. As such, no impairment on goodwill was recognized during 2023, 2022, or 2021.
We evaluate amortizable finite-intangible assets and other long-lived assets, such as property, plant and equipment, for potential impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If an indicator of impairment exists, judgment is required in considering the facts and circumstances surrounding these long-lived assets and assumptions are required to estimate future cash flows used in assessing the recoverable amount of the long-lived asset. Useful lives are reviewed annually. During 2023, 2022, and 2021, we did not note any factors resulting in impairment charges or changes to useful lives for finite-lived intangible assets or other long-lived assets.

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
Leases
For leases other than short-term leases (those with an initial term of twelve months or less), we recognize ROU assets and lease liabilities on the Consolidated Balance Sheet. Operating lease liabilities are initially recognized based on the net present value of the fixed portion of our lease payments from lease commencement through the lease term. To calculate the net present value, we apply an incremental borrowing rate that is estimated as the rate of interest we would pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term. We use quoted interest rates as an input to derive our incremental borrowing rate as the discount rate for the lease. We recognize ROU assets based on operating lease liabilities reduced by lease incentives, including tenant improvement allowances. We assess ROU assets for impairment in the same manner as long-lived assets.
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
Credit Risk
Credit risk is the risk of a potential loss to us if a customer or third party to a financial instrument fails to meet its contractual obligations. The maximum credit exposure at December 31, 2023 is the carrying amount of cash and cash equivalents. We do not have significant credit risk with respect to our customers. The majority of our cash and cash equivalents are placed with major U.S. financial institutions. We provide credit to our customers in the normal course of business. We have established credit evaluation and monitoring processes to mitigate credit risk but have limited risk as the majority of our sales are transacted with cash.
Liquidity Risk
Liquidity risk is the risk that we will not be able to meet our financial obligations associated with financial liabilities. We manage liquidity risk through the effective management of our capital structure. Our approach to managing liquidity is to ensure that we will have sufficient liquidity at all times to settle obligations and liabilities when due.
As reflected in the Financial Statements, the Company had an accumulated deficit as of December 31, 2023 and 2022, as well as a net loss for the year ended December 31, 2023, 2022, and 2021, respectively. While we generated positive cash flows from operating activities during 2023, cash flows from operating activities during 2022 and 2021 were negative. These financial factors are indicators that raise substantial doubt of our ability to continue as a going concern. Management believes that substantial doubt of our ability to continue as a going concern for at least one year from the issuance of our Financial Statements has been alleviated due to: (i) cash on hand and (ii) continued growth of sales from our consolidated operations. Management plans to continue to access capital markets for additional funding through debt and/or equity financings to supplement future cash needs, as may be required. However, management cannot provide any assurances that we will be successful in accomplishing our business plans. If we are unable to raise additional capital on favorable terms, if at all, whenever necessary, we may be forced to decelerate or curtail certain of our operations until such time as additional capital becomes available.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ASCEND WELLNESS HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm (PCAOB ID No. 324)
To the Stockholders and the Board of Directors of Ascend Wellness Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Ascend Wellness Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
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
San Jose, California
March 13, 2024

ASCEND WELLNESS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except per share amounts)	2023	2022
Assets
Current assets
Cash and cash equivalents	$72,508	$74,146
Accounts receivable, net	28,298	14,101
Inventory	95,294	97,532
Notes receivable	13,116	3,423
Other current assets	19,644	9,541
Total current assets	228,860	198,743
Property and equipment, net	268,082	279,860
Operating lease right-of-use assets	130,556	108,810
Intangible assets, net	221,452	221,093
Goodwill	47,538	44,370
Other noncurrent assets	23,062	19,284
TOTAL ASSETS	$919,550	$872,160

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$71,112	$56,595
Current portion of debt, net	11,148	11,329
Operating lease liabilities, current	3,660	2,633
Income taxes payable	—	34,678
Other current liabilities	6,766	5,714
Total current liabilities	92,686	110,949
Long-term debt, net	297,565	319,297
Operating lease liabilities, noncurrent	261,087	229,816
Deferred tax liabilities, net	35,745	33,607
Other non-current liabilities	89,595	15,076
Total liabilities	776,678	708,745
Commitments and contingencies (Note 15)
Stockholders' Equity
Preferred stock, $0.001 par value per share; 10,000 shares authorized, none issued and outstanding as of December 31, 2023 and 2022 (Note 12)	—	—
Class A common stock, $0.001 par value per share; 750,000 shares authorized, 206,810 and 187,999 shares issued and outstanding as of December 31, 2023 and 2022 (Note 12)	207	188
Class B common stock, $0.001 par value per share, 100 shares authorized, 65 shares issued and outstanding as of December 31, 2023 and 2022 (Note 12)	—	—
Additional paid-in capital	458,027	430,375
Accumulated deficit	(315,362)	(267,148)
Total stockholders' equity	142,872	163,415
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$919,550	$872,160
The accompanying notes are an integral part of the consolidated financial statements.

ASCEND WELLNESS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except per share amounts)	2023	2022	2021
Revenue, net	$518,590	$405,926	$332,381
Cost of goods sold	(363,470)	(271,363)	(196,409)
Gross profit	155,120	134,563	135,972
Operating expenses
General and administrative expenses	158,739	137,089	116,665
Settlement expense	—	5,000	36,511
Total operating expenses	158,739	142,089	153,176
Operating loss	(3,619)	(7,526)	(17,204)

Other (expense) income
Interest expense	(36,984)	(32,436)	(63,989)
Other, net	25,843	756	256
Total other expense	(11,141)	(31,680)	(63,733)
Loss before income taxes	(14,760)	(39,206)	(80,937)
Income tax expense	(33,454)	(41,693)	(41,720)
Net loss	$(48,214)	$(80,899)	$(122,657)

Net loss per share attributable to Class A and Class B stockholders — basic and diluted (Note 12)	$(0.24)	$(0.44)	$(0.82)
Weighted-average common shares outstanding — basic and diluted	199,154	183,381	149,434

The accompanying notes are an integral part of the consolidated financial statements.

ASCEND WELLNESS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

		Class A and Class B Common Stock
(in thousands)	Historical LLC Units	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Equity
December 31, 2020	106,082	—	$—	$67,378	$(63,592)	$3,786
Equity issued in litigation settlement	5,025	—	—	27,431	—	27,431
Conversion of historical common units	(55,330)	55,330	55	(55)	—	—
Conversion of historical preferred units	(58,036)	58,036	58	(58)	—	—
Issuance of common stock in public offerings, net of $5,935 of underwriting commissions and discounts and offering expenses	—	11,500	12	86,053	—	86,065
Conversion of convertible notes upon initial public offering	—	37,388	37	137,718	—	137,755
Beneficial conversion feature associated with conversion of preferred units upon initial public offering	—	3,420	3	27,358	—	27,361
Issuance of common stock	—	1,986	2	3,748	—	3,750
Shares issued in acquisitions or asset purchases	—	664	1	3,651	—	3,652
Vesting of restricted common units	2,209	3,388	3	(3)	—	—
Equity-based compensation expense	50	—	—	14,502	—	14,502
Repurchase of warrants	—	—	—	(4,156)	—	(4,156)
Taxes withheld under equity-based compensation plans, net	—	(126)	—	(1,012)	—	(1,012)
Net loss	—	—	—	—	(122,657)	(122,657)
December 31, 2021	—	171,586	$171	$362,555	$(186,249)	$176,477
Shares issued in acquisitions or asset purchases	—	12,900	13	42,944	—	42,957
Vesting of equity-based payment awards	—	4,998	5	(5)	—	—
Equity-based compensation expense	—	—	—	27,570	—	27,570
Taxes withheld under equity-based compensation plans, net	—	(1,420)	(1)	(5,328)	—	(5,329)
Issuance of warrants	—	—	—	2,639	—	2,639
Net loss	—	—	—	—	(80,899)	(80,899)
December 31, 2022	—	188,064	$188	$430,375	$(267,148)	$163,415
Shares issued in private offering, net of offering expenses	—	9,859	10	6,990	—	7,000
Shares issued in acquisitions or asset purchases	—	5,185	5	4,765	—	4,770
Vesting of equity-based payment awards	—	4,950	5	(5)	—	—
Equity-based compensation expense	—	—	—	16,938	—	16,938
Taxes withheld under equity-based compensation plans, net	—	(1,402)	(1)	(1,222)	—	(1,223)
Exercise of stock options	—	219	—	186	—	186
Net loss	—	—	—	—	(48,214)	(48,214)
December 31, 2023	—	206,875	$207	$458,027	$(315,362)	$142,872
The accompanying notes are an integral part of the consolidated financial statements.

ASCEND WELLNESS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2023	2022	2021
Cash flows from operating activities
Net loss	$(48,214)	$(80,899)	$(122,657)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	58,983	37,106	22,219
Amortization of operating lease assets	1,053	1,136	1,359
Non-cash interest expense	8,486	5,754	42,691
Equity-based compensation expense	19,776	18,979	23,093
Equity issued in litigation settlement	—	—	27,431
Deferred income taxes	(12,250)	(5,755)	(3,636)
(Gain) loss on sale of assets	(226)	345	605
Other	21,550	16,116	4,914
Changes in operating assets and liabilities, net of effects of acquisitions
Accounts receivable	(14,197)	(6,477)	(1,345)
Inventory	(14,885)	(43,813)	(41,414)
Other current assets	(9,740)	8,128	(14,390)
Other noncurrent assets	(424)	(214)	(6,831)
Accounts payable and accrued liabilities	26,807	12,741	6,729
Other current liabilities	1,052	561	771
Lease liabilities	(682)	(558)	814
Income taxes	38,245	(1,506)	17,909
Net cash provided by (used in) operating activities	75,334	(38,356)	(41,738)
Cash flows from investing activities
Additions to capital assets	(24,248)	(81,642)	(88,428)
Investments in notes receivable	(15,169)	(2,772)	(2,976)
Collection of notes receivable	327	327	327
Proceeds from sale of assets	15,000	39,225	930
Acquisition of businesses, net of cash acquired	(19,857)	(25,140)	(23,086)
Purchases of intangible assets	(15,943)	(44,252)	—
Net cash used in investing activities	(59,890)	(114,254)	(113,233)
Cash flows from financing activities
Proceeds from issuance of common stock in private placement	7,000	—	—
Proceeds from issuance of common stock in public offerings, net of underwriting discounts and commissions and offering expenses	—	—	86,065
Proceeds from issuance of debt	—	84,364	259,500
Repayments of debt	(23,188)	(3,143)	(79,267)
Proceeds from finance leases	—	350	—
Repayments under finance leases	(369)	(69)	—
Debt issuance costs	—	(4,998)	(8,775)
Proceeds from exercise of stock options	186	—	—
Taxes withheld under equity-based compensation plans, net	(711)	(5,229)	(1,012)
Repurchase of warrants	—	—	(4,156)
Net cash (used in) provided by financing activities	(17,082)	71,275	252,355
Net (decrease) increase in cash, cash equivalents, and restricted cash	(1,638)	(81,335)	97,384
Cash, cash equivalents, and restricted cash at beginning of period	74,146	155,481	58,097
Cash, cash equivalents, and restricted cash at end of period	$72,508	$74,146	$155,481

The accompanying notes are an integral part of the consolidated financial statements.

ASCEND WELLNESS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)

	Year Ended December 31,
(in thousands)	2023	2022	2021
Supplemental Cash Flow Information
Interest paid	$27,092	$23,613	$20,538
Income taxes paid, net	7,425	48,937	28,055

Non-cash investing and financing activities
Capital expenditures incurred but not yet paid	$5,738	$6,777	$15,682
Issuance of shares in business acquisitions	4,770	—	3,652
Issuance of shares for purchase of intangible assets	—	42,957	—
Warrants issued with notes payable	—	2,639	—
Taxes withheld under equity-based compensation plans, net	612	100	—
Conversion of convertible notes and accrued interest upon initial public offering	—	—	137,755
Conversion of preferred units into Class A common stock upon initial public offering	—	—	70,660
Beneficial conversion feature associated with conversion of preferred units upon initial public offering	—	—	27,361
Shares issued for share-settled debt	—	—	3,750
The accompanying notes are an integral part of the consolidated financial statements.

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

1. THE COMPANY AND NATURE OF OPERATIONS
Ascend Wellness Holdings, Inc., which operates through its subsidiaries (collectively referred to as “AWH,” “Ascend,” “we,” “us,” “our,” or the “Company”), is a vertically integrated multi-state operator in the United States cannabis industry. AWH owns, manages, and operates cannabis cultivation facilities and dispensaries in several states across the United States, including Illinois, Maryland, Massachusetts, Michigan, New Jersey, Ohio, and Pennsylvania. Our core business is the cultivation, manufacturing, and distribution of cannabis consumer packaged goods, which are sold through company-owned retail stores and to third-party licensed retail cannabis stores. AWH is headquartered in New York, New York.
The Company was originally formed on May 15, 2018 as Ascend Group Partners, LLC, and changed its name to “Ascend Wellness Holdings, LLC” on September 10, 2018. On April 22, 2021, Ascend Wellness Holdings, LLC converted into a Delaware corporation and changed its name to “Ascend Wellness Holdings, Inc.” and effected a 2-for-1 reverse stock split (the “Reverse Split”), which is retrospectively presented in these financial statements. We refer to this conversion throughout this filing as the “Conversion.” As a result of the Conversion, the members of Ascend Wellness Holdings, LLC became holders of shares of stock of Ascend Wellness Holdings, Inc. The historical consolidated financial statements prior to the Conversion date are those of Ascend Wellness Holdings, LLC and its subsidiaries. Following the Conversion, the Company has authorized 750,000 shares of Class A common stock with a par value of $0.001 per share, 100 shares of Class B common stock with a par value of $0.001 per share, and 10,000 shares of preferred stock with a par value of $0.001 per share.
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

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The consolidated financial statements and accompanying notes (the “Financial Statements”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The Financial Statements include the accounts of Ascend Wellness Holdings, Inc. and its subsidiaries, including: AGP Investments, LLC; Ascend Group Partners, LLC; Ascend Illinois Holdings, LLC; Ascend Illinois, LLC; Revolution Cannabis-Barry, LLC; HealthCentral, LLC; Massgrow, LLC; Ascend Mass, LLC Ascend Friend Street RE LLC; Ascend New Jersey, LLC; FPAW Michigan 2, Inc.; Ascend Ohio, LLC; AWH Pennsylvania, LLC; and Ascend Maryland, LLC. Refer to Note 8, “Variable Interest Entities,” for additional information regarding certain entities that are not wholly-owned by the Company. We include the results of acquired businesses in the consolidated statements of operations from their respective acquisition dates. All intercompany accounts and transactions have been eliminated in consolidation.
We round amounts in the Financial Statements to thousands, except per share or per unit amounts or as otherwise stated. We calculate all percentages, per-unit, and per-share data from the underlying whole-dollar amounts. Thus, certain amounts may not foot, crossfoot, or recalculate based on reported numbers due to rounding. The consolidated financial statements and the accompanying notes are expressed in U.S. dollars, which is the Company’s functional currency. Unless otherwise indicated, all references to years are to our fiscal year, which ends on December 31.
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
Liquidity
As reflected in the Financial Statements, the Company had an accumulated deficit as of December 31, 2023 and 2022, as well as a net loss for 2023, 2022, and 2021, respectively. While we generated positive cash flows from operating activities during 2023, cash flows from operating activities during 2022 and 2021 were negative. These financial factors are indicators that raise substantial doubt of our ability to continue as a going concern. Management believes that substantial doubt of our ability to continue as a going concern for at least one year from the issuance of these Financial Statements has been alleviated due to: (i) cash on hand and (ii) continued growth of sales from our consolidated operations. Management plans to continue to access capital markets for additional funding through debt and/or equity financings to supplement future cash needs, as may be required. However, management cannot provide any assurances that the Company will be successful in accomplishing its business plans. If the Company is unable to raise additional capital whenever necessary, it may be forced to decelerate or curtail certain of its operations until such time as additional capital becomes available.
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
Where we determine we are the primary beneficiary of a VIE, we consolidate the accounts of that VIE. The equity owned by other stockholders is shown as non-controlling interests in the Consolidated Balance Sheets, Statements of Operations, and Statements of Changes in Stockholders’ Equity. The assets of the VIE can only be used to settle obligations of that entity, and any creditors of that entity generally have no recourse to the assets of other entities or the Company unless the Company separately agrees to be subject to such claims.
Non-Controlling Interests
Non-controlling interests (“NCI”) represent equity interests in certain of our subsidiaries that are owned by outside parties. NCI may be initially measured at fair value or at the NCI’s proportionate share of the recognized amounts of the acquiree’s identifiable net assets, made on a transaction by transaction basis. The share of net assets attributable to NCI are presented as a component of equity and their share of net income or loss is recognized directly in equity, as applicable. Total comprehensive income or loss of subsidiaries is attributed to the Company and to the NCI, even if this results in the NCI having a deficit balance. The NCI associated with Ohio Patient Access LLC, which was consolidated as a VIE beginning in 2022, as described in Note 4, “Acquisitions,” was determined to have a de minimis fair value. See Note 8, “Variable Interest Entities,” for additional information.
Cash and Cash Equivalents and Restricted Cash
The Company considers all highly liquid securities with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents include cash deposits in financial institutions plus cash held at retail locations. Cash and cash equivalents are stated at nominal value, which equals fair value. We did not hold significant cash equivalents or restricted cash balances as of December 31, 2023 and 2022.
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
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are recorded at the invoiced amount, which may bear interest and do not require collateral. Past due balances are determined based on the contractual terms of the arrangements. On January 1, 2023, the Company adopted Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326) and the related subsequent amendments to the Accounting Standards Codification (“ASC”), including the transitional guidance and other interpretive guidance within ASU 2019-05, ASU 2019-11, ASU 2020-03, and ASU 2022-02 (collectively, including ASU 2016-13, “ASC 326”), as further described within “Recently Adopted Accounting Standards.” Following the adoption of ASC 326 the Company estimates its allowance for doubtful accounts related to trade receivables based on factors such as historical credit loss experience, age of receivable balances, current market conditions, and an assessment of receivables due from specific identifiable counterparties to determine whether these receivables are considered at risk or uncollectible. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired.
The Company recorded $1,939 and $493 in allowance for doubtful accounts as of December 31, 2023 and 2022, respectively. Write-offs were not significant during 2023, 2022, or 2021.

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
Notes Receivable
The Company provides financing to various related and non-related businesses within the cannabis industry. These notes are generally classified as held for investment and are accounted for as financial instruments at their amortized cost basis in accordance with ASC Topic 310, Receivables. The carrying amounts of notes receivable approximate fair value due to their short-term nature. Following the adoption of ASC 326 on January 1, 2023, as further described within “Recently Adopted Accounting Standards,” the Company estimates allowances on notes receivable, where applicable, based on historical loss information, the financial condition of loan recipients, and various other economic conditions.
Property and Equipment
Property and equipment is stated at cost, net of accumulated depreciation, amortization, and impairment losses, if any. Land and construction in progress are not depreciated. Depreciation and amortization is calculated on a straight-line basis over the estimated useful lives of the assets which are as follows:

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
Leases
The Company leases land, buildings, equipment, and other capital assets which it uses for corporate purposes and the production and sale of cannabis products. We determine if an arrangement is a lease at inception and begin recording lease activity at the commencement date, which is generally the date in which we take possession of or control the physical use of the asset. We early adopted ASU 2016-01, Leases, at formation as of May 15, 2018 and account for leases in accordance with ASC Topic 842. We record right-of-use (“ROU”) assets, which represent the right to use an underlying asset for the lease term, and the corresponding lease liabilities, which represent the obligation to make lease payments arising from the lease, on the balance sheet.
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

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

In 2018, we early adopted ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates the two-step goodwill impairment process. Goodwill is first qualitatively assessed to determine whether further impairment testing is necessary. Factors that management considers in this assessment include macroeconomic conditions, industry and market considerations, overall financial performance (both current and projected), changes in management and strategy, and changes in the composition or carrying amount of net assets. If this qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a one-step test is then performed by comparing the fair value of a reporting unit to its carrying amount. If the fair value of a reporting unit is less than its carrying value, an impairment charge will be recorded for the difference between the fair value and carrying value, but is limited to the carrying value of the reporting unit’s goodwill. No impairment was recorded during 2023, 2022, or 2021.
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
We evaluate assets and liabilities subject to fair value measurements on a recurring and non-recurring basis to determine the appropriate level at which to classify them for each reporting period. The Company records cash, accounts receivable, notes receivable, and notes payable at cost. The carrying value of these instruments approximates their fair value due to their short-term maturities. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. We had no transfers of assets or liabilities between any of the hierarchy levels during 2023 or 2022.

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
Convertible Instruments
The Company accounts for hybrid contracts that feature conversion options in accordance with ASC Topic 815, Derivatives and Hedging Activities (“ASC 815”). ASC 815 requires companies to bifurcate conversion options and account for them as freestanding financial instruments according to certain criteria. If the embedded features do not meet the criteria for bifurcation, the convertible instrument is accounted for as a single hybrid instrument in accordance with ASC Topic 470-20, Debt with Conversion and Other Options.
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

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

Employee Benefit Plans
During 2021, the Company began to sponsor an employee retirement plan (the “401(k) Plan”) that provides eligible employees of the Company an opportunity to accumulate funds for retirement. The Company provides matching contributions on a discretionary basis. No matching contributions were made to the 401(k) Plan during 2023, 2022, or 2021.
Certain employees are covered under collective bargaining agreements. We do not participate in multiemployer benefit plans under these agreements and have not paid significant Company contributions under these agreements.
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
Refer to Note 14, “Income Taxes,” for information regarding the provisions of Internal Revenue Code (“IRC”) Section 280E.
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
For certain locations, we offer a loyalty program to dispensary customers. A portion of the revenue generated in a sale is allocated to the loyalty points earned and the amount allocated to the points earned is deferred until the loyalty points are redeemed or expire. The liability related to the loyalty program we offer dispensary customers at certain locations was $1,317 and $672 at December 31, 2023 and 2022, respectively, and is included in “Other current liabilities” on the Consolidated Balance Sheets.

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
Basic and Diluted Loss per Share
The Company computes earnings (loss) per share (“EPS”) using the two-class method required for multiple classes of common stock. The rights, including the liquidation and dividend rights, of the Class A common stock and Class B common stock are substantially identical, except for voting and conversion rights. As the liquidation and dividend rights are identical, undistributed earnings are allocated on a proportionate basis to each class of common stock and the resulting basic and diluted net loss per share attributable to common stockholders are, therefore, the same for both Class A and Class B common stock on both an individual and combined basis. EPS and weighted-average shares outstanding for 2021 was computed on the basis of treating the historical common unit equivalents previously outstanding as shares of Class A common stock, as such historical units converted into shares of Class A common stock in the Conversion.
Basic EPS is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects potential dilution and is computed by dividing net loss by the weighted-average number of common shares outstanding during the period increased by the number of additional common shares that would have been outstanding if all potential common shares had been issued and were dilutive. However, potentially dilutive securities are excluded from the computation of diluted EPS to the extent that their effect is anti-dilutive. Potential dilutive securities include incremental shares of common stock issuable upon the exercise of warrants, unvested restricted stock awards, unvested restricted stock units, outstanding stock options, and other convertible securities, as applicable. At December 31, 2023, 2022, and 2021, a total of 24,599, 14,861, and 11,513 shares of common stock equivalents, respectively, were excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive.
Shares of restricted stock granted by us are considered to be legally issued and outstanding as of the date of grant, notwithstanding that the shares remain subject to the risk of forfeiture if the vesting conditions for such shares are not met. Weighted-average common shares outstanding excludes time-based and performance-based unvested shares of restricted Class A common stock, as restricted shares are treated as issued and outstanding for financial statement presentation purposes only after such shares have vested and, therefore, have ceased to be subject to a risk of forfeiture.
Recently Adopted Accounting Standards
The following standards have been recently adopted by the Company. Recently effective standards that are not applicable to the Company or where it has been determined do not have a significant impact on us have been excluded herein.
Financial Instruments
On January 1, 2023, the Company adopted ASU 2016-13 and the related subsequent amendments, transitional guidance, and other interpretive guidance within ASU 2019-05, ASU 2019-11, ASU 2020-03, and ASU 2022-02 (collectively, including ASU 2016-13, “ASC 326”). ASC 326 replaces the guidance surrounding measurement and recognition of credit losses on financial assets measured at amortized cost, including trade receivables and investments in certain debt securities, by requiring recognition of an allowance for credit losses expected to be incurred over an asset’s life based on relevant information about past events, current conditions, and supportable forecasts impacting its ultimate collectability. This current expected credit losses (“CECL”) model results in earlier recognition of credit losses than the previous “as incurred” model, under which losses are recognized only upon the occurrence of an event that gives rise to the incurrence of a probable loss.

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
Segment Reporting
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands and enhances the disclosures required for reportable segments in annual and interim consolidated financial statements, including reportable segment expenses, interim segment profit or loss, and how an entity’s chief operating decision maker uses reported segment profit or loss information in assessing segment performance and allocating resources. The guidance in this update is effective for the Company for the fiscal year ending December 31, 2024 and interim periods beginning with the fiscal period commencing January 1, 2025 and should be adopted retrospectively unless it is impractical to do so. Early adoption is permitted. We are currently evaluating the impact of this update on our disclosures in the consolidated financial statements.
Income Taxes
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires enhanced income tax disclosures, including disaggregation in the rate reconciliation table and disaggregation information related to income taxes paid. The amendments in this update are effective for the Company for the fiscal year ending December 31, 2026 on a prospective or retrospective basis, with early adoption permitted. We are currently evaluating the impact of this update on our disclosures in the consolidated financial statements.

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

	Year Ended December 31,
(in thousands)	2023	2022	2021
Retail revenue	$371,172	$305,935	$231,930
Wholesale revenue	264,065	181,752	148,483
	635,237	487,687	380,413
Elimination of inter-company revenue	(116,647)	(81,761)	(48,032)
Total revenue, net	$518,590	$405,926	$332,381
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
2023 Acquisition
On April 27, 2023, the Company acquired 100% of the membership interests of certain entities related to Devi Holdings, Inc. (“Devi”), pursuant to a definitive agreement that was entered into on January 25, 2023 (the “Maryland Agreement”). Through the Maryland Agreement, the Company acquired the four licensed medical cannabis dispensaries that Devi owned and operated in Maryland (“Devi Maryland”). Total consideration at closing consisted of cash consideration of $12,000, subject to customary closing conditions and working capital adjustments, and 5,185 shares of Class A common stock with an estimated fair value of $4,770 at issuance. Acquisition related costs incurred during 2023 were not material.

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

Preliminary Purchase Price Allocation

(in thousands)	Devi Maryland
Assets acquired (liabilities assumed):
Cash	$143
Inventory	447
Prepaids and other current assets(4)	97
Property and equipment(1)	4,593
Licenses(2)	9,560
Goodwill(3)	3,168
Accounts payable and accrued liabilities(4)	(1,238)
Net assets acquired	$16,770

Consideration transferred:
Cash	$12,000
Fair value of shares issued(5)	4,770
Total consideration	$16,770
(1)Consists of: furniture, fixtures, and equipment of $953; land of $364; and buildings of $3,276.
(2)The amortization period for acquired licenses is 10 years. During 2023, we refined certain estimates related to the fair value of the acquired licenses and recorded a measurement period purchase accounting adjustment that increased the initial estimate by $510, with a related impact to goodwill, which is reflected in the table above.
(3)Goodwill is largely attributable to the value we expect to obtain from long-term business growth and buyer-specific synergies. The Company is evaluating whether the goodwill is deductible for tax purposes under the limitations imposed under IRC Section 280E; see Note 14, “Income Taxes,” for additional information.
(4)During 2023, we refined certain estimates related to the total balance of accounts payable assumed in the acquisition and recorded measurement period purchase accounting adjustments that reduced the initial estimate of prepaids and other current assets by $17 and reduced accounts payable and accrued liabilities by $257, each with a related impact to goodwill, which is reflected in the table above.
(5)The seller received 5,185 shares of Class A common stock with a fair value of $4,770.
2022 Acquisition
Effective October 14, 2022, the Company acquired Marichron Pharma, LLC (“Marichron”), a medical cannabis processor in Ohio, for total consideration of $2,600, consisting of cash consideration of $1,750, of which $1,500 was previously funded under a promissory note, settlement of approximately $1,000 due under a working capital loan, less settlement of $150 of other pre-acquisition amounts. Acquisition-related costs were not material.

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
(2)Goodwill is largely attributable to the value we expect to obtain from long-term business growth and buyer-specific synergies. The Company determined the goodwill was largely not deductible for tax purposes under the limitations imposed under IRC Section 280E; see Note 14, “Income Taxes,” for additional information.
(3)Includes settlement of $1,500 due under a promissory note and settlement of $1,000 due under a working capital line of credit.
2021 Acquisitions
Effective May 5, 2021, the Company completed the acquisition of the parent company of Hemma, LLC (“Hemma”), the owner of a medical cultivation site in Ohio. Total consideration of $10,381 consisted of a total cash payment of $7,212, settlement of $2,500 due under a note receivable, and $669 due under a working capital loan. Acquisition-related costs were not material.
Effective October 1, 2021, the Company completed the acquisition of BCCO, LLC (“BCCO”), a medical dispensary license holder in Ohio. Total consideration of $5,561 consisted of a cash payment of $1,995, settlement of $1,750 due under a note receivable, and $1,816 due under a working capital loan. Acquisition-related costs were not material.
Effective December 22, 2021, the Company completed the acquisition of Ohio Cannabis Clinic, LLC (“OCC”), a medical dispensary license holder in Ohio. Total consideration of $16,151 consisted of a total cash payment of $12,499 and the issuance of 664 shares of Class A common stock with a fair value of $3,652 at issuance. Acquisition-related costs were not material.

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

Purchase Price Allocation
During 2022, we recorded measurement period purchase accounting adjustments based on changes to certain estimates and assumptions and their related impact to goodwill, as described below. The following table presents the final purchase price allocation for each of our 2021 acquisitions:

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
(3)Goodwill is largely attributable to the value we expect to obtain from long-term business growth and buyer-specific synergies. During 2022, we recorded a measurement period purchase accounting adjustment of $51 for the final working capital adjustment related to the OCC acquisition and $548 for a pre-acquisition deferred tax liability due to finalization of certain income-tax related items related to the BCCO acquisition. The Company determined the goodwill was largely not deductible for tax purposes under the limitations imposed under IRC Section 280E. See Note 14, “Income Taxes,” for additional information.
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

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

Financial and Pro Forma Information
The following table summarizes the revenue and net income (loss) related to our acquisitions completed during 2023 and 2022 that are included in our consolidated results from the respective acquisition dates, as applicable.

	Year Ended December 31, 2023		Year Ended December 31, 2022
(in thousands)	Devi Maryland	Marichron	Marichron
Revenue, net	$20,861	$556	$122
Net income (loss)	807	(905)	22
Additionally, our consolidated results of operations for 2022 and 2021 include the incremental results summarized below related to our 2021 acquisitions from their respective acquisition dates.

	Year Ended December 31, 2022			Year Ended December 31, 2021
(in thousands)	Hemma	BCCO	OCC	Hemma	BCCO	OCC
Revenue, net	$701	$7,196	$5,371	$236	$1,771	$159
Net (loss) income	(1,962)	1,547	635	(565)	323	65
Pro forma financial information is not presented for these acquisitions, as such results are immaterial, individually and in aggregate, to both the current and prior periods.
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
Story of PA
On April 19, 2022, the Company acquired Story of PA CR, LLC (“Story of PA”). Total consideration for the acquisition of the outstanding equity interests in Story of PA was $53,127, consisting of 12,900 shares of Class A common stock with a fair value of $42,957 and cash consideration of $10,170. Story of PA received a clinical registrant permit from the Pennsylvania Department of Health on March 1, 2022. Through a research collaboration agreement with the Geisinger Commonwealth School of Medicine (“Geisinger”), a Pennsylvania Department of Health-Certified Medical Marijuana Academic Clinical Research Center, the Company intends to open a cultivation and processing facility and up to six medical dispensaries throughout the Commonwealth of Pennsylvania. The Company will help fund clinical research to benefit the patients of Pennsylvania by contributing $30,000 to Geisinger over the two years following the transaction date (of which $15,000 was funded in April 2022 and $15,000 was funded in August 2023), and up to an additional total of $10,000 over the course of ten years following the transaction date.

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
(2)Of the total funding commitment, $15,000 was paid in April 2022 and $15,000 was paid in August 2023 and is included within “Accounts payable and other accrued liabilities” on the Consolidated Balance Sheet at December 31, 2022. An additional annual payment is due from the third anniversary of the transaction through the tenth anniversary based on a percentage of revenue, up to a total of $10,000, which is included within “Other non-current liabilities” on the Consolidated Balance Sheet at December 31, 2023 and 2022.
(3)Liabilities related to two consulting agreements assumed in the transaction. A total of $2,772 related to one agreement was paid during the second quarter of 2022. A total of $1,415 due under the second agreement was paid during 2022 and a total of $943 was paid during 2023, which amount was included within “Accounts payable and other accrued liabilities” on the Consolidated Balance Sheet at December 31, 2022.
(4)In November 2021, the Company issued a bridge loan to Story of PA that provided for maximum borrowings of up to $16,000 with an interest rate of 9% per annum. Repayment was due at maturity in November 2023 or upon an event of default (as defined in the bridge loan agreement). The outstanding balance of $1,349 due under the bridge loan was settled as additional consideration at closing.
(5)As goodwill is not recorded in an asset acquisition, the acquisition-related deferred tax liability arising from book/tax basis differences stemming from the transaction increased the value of the license acquired above the purchase price.
Ohio Patient Access
On August 12, 2022, the Company entered into a definitive agreement (the “Ohio Agreement”) that provides the Company the option to acquire 100% of the equity of Ohio Patient Access LLC (“OPA”), the holder of a license that grants it the right to operate three medical dispensaries in Ohio, which operations had not yet commenced at that time. The Ohio Agreement is subject to regulatory review and approval. Once the regulatory approval is received, the Company may exercise the option, and the exercise is solely within the Company’s control. The Company may exercise the option until the fifth anniversary of the agreement date or can elect to extend the exercise period for an additional year. Under the Ohio Agreement, the Company will also acquire the real property of the three dispensary locations. In conjunction with the Ohio Agreement, the parties also entered into a support services agreement under which the Company will provide management and advisory services to OPA for a set monthly fee. The parties also entered into a working capital loan agreement under which the Company may, at its full discretion, loan OPA up to $10,000 for general working capital needs.

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
The Company determined OPA is a VIE and the Company became the primary beneficiary as of the signing date; therefore, OPA is consolidated as a VIE. To account for the initial consolidation of OPA, management applied the acquisition method discussed above. The total estimated fair value of the transaction consideration was determined to be $24,132 and consists of the fair value of the cash consideration of $19,290 plus the estimated fair value of the contingent consideration of $4,842. Of the total cash consideration, $11,300 was funded at signing pursuant to note agreements. The $11,000 payment that is due at final closing (the “OPA Sellers’ Note”) was recorded net of a discount of $3,010 based on the estimated payment date utilizing the Company’s incremental borrowing rate. The OPA Sellers’ Note is included within “Long-term debt, net” on the Consolidated Balance Sheets at December 31, 2023 and 2022; refer to Note 11, “Debt,” for additional information.
The estimated fair value of the contingent consideration was determined utilizing an income approach based on a probability-weighted estimate of the future payment discounted using the Company’s estimated incremental borrowing rate and is classified within Level 3 of the fair value hierarchy. The estimated fair value of this contingent consideration was $6,670 and $5,076 as of December 31, 2023 and 2022, respectively, and is included within “Other non-current liabilities” on the Consolidated Balance Sheets. The $1,594 and $234 change in fair value during 2023 and 2022, respectively, is included within “General and administrative expenses” on the Consolidated Statements of Operations. The Company determined the fair value of any noncontrolling interest is de minimis.
The license intangible asset acquired was determined to have an estimated fair value of $21,684 and the three properties had an estimated fair value of $2,448, which was determined using a market approach based on the total transaction consideration. The license acquired will be amortized in accordance with the Company’s policy once operations commence. Two of the locations commenced operations during the fourth quarter of 2023 and the third location commenced operations during the first quarter of 2024. During the third quarter of 2023, the Company recorded an acquisition-related deferred tax liability of $9,516, which was allocated to the estimated fair value of the license. Direct transaction expenses of $224 are included in “General and administrative expenses” on the Consolidated Statements of Operations for 2022. Refer to Note 8, “Variable Interest Entities,” for additional information regarding the Company’s VIEs.
Illinois Licenses
In August 2022, the Company entered into definitive agreements to acquire two additional licenses in Illinois. Neither of these licenses were associated with active operations at signing and the transfer of each license is subject to regulatory review and approval.
One transaction was entered on August 11, 2022 for total cash consideration of $5,500. The Company accounted for this transaction as an asset acquisition and allocated the cash consideration as the cost of the license acquired. Of the total cash consideration, $3,000 was paid at signing and $2,500 is due at final closing, which the Company anticipates may occur within the twelve months following the commencement of operations at the associated location that began during the second quarter of 2023. The closing payment is included as a sellers’ note within “Current portion of debt, net” on the Consolidated Balance Sheet at December 31, 2023 and “Long-term debt, net” at December 31, 2022; refer to Note 11, “Debt,” for additional information. During the second quarter of 2023, the Company recorded an acquisition-related deferred tax liability of $2,414, which was allocated to the license as additional cost basis. Direct transaction expenses were immaterial.

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

The second transaction was entered on August 12, 2022 for total cash consideration of $5,600. The Company accounted for this transaction as an asset acquisition and allocated the cash consideration as the cost of the license acquired. The consideration will be paid at final closing, which the Company anticipates may occur within the twelve months following the commencement of operations at the associated location that began during the fourth quarter of 2023, and is included as a sellers’ note within “Current portion of debt, net” on the Consolidated Balance Sheet at December 31, 2023 and within “Long-term debt, net” at December 31, 2022; refer to Note 11, “Debt,” for additional information. During the third quarter of 2023, the Company recorded an acquisition-related deferred tax liability of $2,458, which was allocated to the license as additional cost basis. Direct transaction expenses were immaterial.
The acquired licenses are being amortized in accordance with the Company’s policy as of the commencement of operations for each respective location.
5. INVENTORY
The components of inventory are as follows:

	December 31,
(in thousands)	2023	2022
Materials and supplies	$16,824	$16,115
Work in process	36,612	49,586
Finished goods	41,858	31,831
Total	$95,294	$97,532
Total compensation expense capitalized to inventory was $72,090, $56,586, and $35,663 during 2023, 2022, and 2021, respectively. At December 31, 2023 and 2022, $13,730 and $15,920, respectively, of compensation expense remained capitalized as part of inventory. The Company recognized, as a component of cost of goods sold, total write-downs of $16,350, $10,478, and $4,914 during 2023, 2022, and 2021, respectively, related to net realizable value adjustments, expired products, and obsolete packaging. These amounts are included within “Other” on the Consolidated Statements of Cash Flows.
6. NOTES RECEIVABLE

	December 31,
(in thousands)	2023	2022
Maryland Loan Receivable(1)	$10,547	$—
MMNY - working capital loan(2)	2,422	2,422
Massachusetts Note(3)	147	1,001
Total	$13,116	$3,423
(1)In June 2023, the Company purchased, at par, $12,027 of the principal of a loan (the “Maryland Loan Receivable”), outstanding pursuant to a loan agreement with a cannabis license holder in Maryland (the “Maryland Loan Agreement”), plus the associated interest receivable. The Maryland Loan Agreement matures on August 1, 2026, requires monthly repayments equal to 10.0% of the outstanding balance (including PIK interest), and may be prepaid subject to a customary make-whole payment or prepayment penalty, as applicable. Mandatory prepayments are required from the proceeds of certain events. The Maryland Loan Agreement initially provided for a base interest rate of 12.0% plus LIBOR (LIBOR floor of 1.0%) and a paid-in-kind (“PIK”) interest rate of 4.5%. Following the replacement of LIBOR, effective July 1, 2023, the LIBOR component of the interest rate transitioned to the secured overnight financing rate (“SOFR”) plus an alternative reference rate committee (“ARRC”) standard adjustment. As of December 31, 2023, the all-in interest rate was 26.9%, which included a default penalty of 5.0%.

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
The Company recorded the Maryland Loan Receivable at an amortized cost basis of $12,622. A total of $595 of transaction-related expenses were capitalized as part of the amortized cost basis and are being amortized to interest income over the term. The Company identified certain events of default and covenant violations, including non-payment, and provided an acceleration notice during the second quarter of 2023 that declared all amounts due and payable. Such events of default and covenant violations were not remedied as of December 31, 2023. During 2023, the Company recognized a total $2,859 of interest income, including certain default fees and premiums and PIK interest, which total remained outstanding as of December 31, 2023 and is recorded within “Other, net” on the Consolidated Statements of Operations.
Additionally, during 2023 the Company established a reserve of $1,804 for potential collectability that is included within “General and administrative expenses” on the Consolidated Statements of Operations and within “Other” on the Consolidated Statements of Cash Flows.
(2)On February 25, 2021, the Company entered into a working capital advance agreement with MedMen NY, Inc. (“MMNY”), an unrelated third party, in conjunction with an Investment Agreement (as defined in Note 15, “Commitments and Contingencies”). The working capital advance agreement allows for initial maximum borrowings of up to $10,000, which may be increased to $17,500, and was issued to provide MMNY with additional funding for operations in conjunction with the Investment Agreement. Borrowings do not bear interest, but may be subject to a financing fee. The outstanding balance is due and payable at the earlier of the initial closing of the Investment Agreement or, if the Investment Agreement is terminated for certain specified reasons, three business days following such termination. The Company is pursuing collection of the amounts due under this working capital advance agreement through its legal proceedings against MMNY. Refer to Note 15, “Commitments and Contingencies,” for additional information.
(3)In May 2022 the Company issued a secured promissory note to a retail dispensary license holder in Massachusetts providing up to $3,500 of funding (the “Massachusetts Note”). The Massachusetts Note originally accrued interest at a fixed annual rate of 11.5% as part of the note balance and principal was due monthly following the opening of the borrower’s retail dispensary. The Massachusetts Note was amended in December 2023 to revise the funding and repayment terms and to increase the interest rate to 12.5% per annum, which is to be paid monthly beginning in January 2024. The total principal balance was revised to a maximum of $3,500 and the final funding payment was made in December 2023. As amended, principal is to be repaid monthly commencing in December 2024, based on a period of twenty-four months, with the remainder due at the December 1, 2025 revised maturity date. As of December 31, 2023, a total of $3,500 is outstanding under the Massachusetts Note, of which $147 is included in “Notes receivable” on the Consolidated Balance Sheet and $3,353 is included in “Other noncurrent assets.” The borrower may prepay the outstanding principal amount, plus accrued interest thereon. Borrowings under the Massachusetts Note are secured by the assets of the borrower. The borrower is partially owned by an entity that is managed, in part, by one of the founders of the Company. Additionally, the Company transacts with the retail dispensary in the ordinary course of business.
During 2020 the Company received a promissory note from the owner of a property that the Company is renting with an initial principal of $4,500 that matures on November 1, 2030. The note bears interest at a rate of 4% per annum, payable monthly in arrears. The note provides for payments of $27 per month, consisting of principal and interest, with the remaining balance of principal due at maturity. A total of $4,018 is outstanding at December 31, 2023, of which $170 and $3,848 is included in “Other current assets” and “Other noncurrent assets,” respectively, on the Consolidated Balance Sheet. At December 31, 2022, a total of $4,181 was outstanding of which $163 and $4,018 is included in “Other current assets” and “Other noncurrent assets,” respectively, on the Consolidated Balance Sheet.
No impairment losses on notes receivable were recognized during 2023, 2022, or 2021, other than as described above.

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

7. PROPERTY AND EQUIPMENT
Property and equipment consists of the following:

	December 31,
(in thousands)	2023	2022
Leasehold improvements	$192,807	$174,099
Buildings	72,204	71,951
Furniture, fixtures, and equipment	71,474	63,974
Construction in progress	6,511	9,633
Land	5,242	6,505
Property and equipment, gross	348,238	326,162
Less: accumulated depreciation	80,156	46,302
Property and equipment, net	$268,082	$279,860
Total depreciation expense was $34,171, $25,374, and $14,807 during 2023, 2022, and 2021, respectively. Total depreciation expense capitalized to inventory was $25,436, $19,291, and $10,120 during 2023, 2022, and 2021, respectively. At December 31, 2023 and 2022, $5,510 and $6,548, respectively, of depreciation expense remained capitalized as part of inventory.
In June 2022, the Company entered into a master lease agreement under which we may lease equipment pursuant to individual lease agreements, up to $15,000 in aggregate. The table above includes equipment rented under these finance leases with a gross value of $2,321 and $1,086 as of December 31, 2023 and 2022, respectively, and accumulated amortization of $549 and $89, respectively. Refer to Note 10, “Leases,” for additional information regarding our lease arrangements.
During 2023, we recognized a loss of $323 related to the sale of one property that is included within “General and administrative expenses” on the Consolidated Statements of Operations and wrote-off $317 of accumulated depreciation. Refer to Note 10, “Leases,” for additional information regarding this sale leaseback transaction. Additionally, during 2023 the Company wrote-off $1,484 of certain construction in progress projects, which is included within “General and administrative expenses” on the Consolidated Statements of Operations and within “Other” on the Consolidated Statements of Cash Flows. During 2022, we recognized a loss of $874 related to the sale of three properties, net of a $72 gain on sale, which is included within “General and administrative expenses” on the Consolidated Statements of Operations, and wrote-off a total of $401 of accumulated depreciation.

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

8. VARIABLE INTEREST ENTITIES
The following tables present the summarized financial information about the Company’s consolidated VIEs which are included in the Consolidated Balance Sheets as of December 31, 2023 and 2022 and Consolidated Statements of Operations for 2023, 2022, and 2021. These entities were determined to be VIEs since the Company possesses the power to direct the significant activities of the VIEs and has the obligation to absorb losses or the right to receive benefits from the VIE. The information below excludes intercompany balances and activity that eliminate in consolidation.
In December 2022, following regulatory approvals for the title transfer of certain licenses, Ascend Illinois (including its subsidiaries) became a wholly-owned by Ascend Wellness Holdings, Inc. and therefore is no longer considered a VIE as of December 31, 2022. Accordingly, the balance sheet information is no longer reflected in the table below as of such date. Based on timing, the results of operations for the full year ended December 31, 2022 are reflected below.

	Ohio Patient Access
	December 31,
(in thousands)	2023	2022
Current assets	$585	$—
Other noncurrent assets	44,722	24,675
Current liabilities	25,460	1,675
Noncurrent liabilities	9,516	—
Deficit attributable to AWH	(3,476)	(588)

	Ohio Patient Access		Ascend Illinois
	Year Ended December 31,		Year Ended December 31,
(in thousands)	2023	2022	2022	2021
Revenue, net	$33	$—	$261,503	$265,872
Net (loss) income	(2,888)	(588)	32,206	36,152
The non-controlling interest acquired in connection with the OPA transaction during 2022 (see Note 4, “Acquisitions”) was determined to be de minimis.

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

9. INTANGIBLE ASSETS AND GOODWILL
Intangible Assets

	December 31,
(in thousands)	2023	2022
Finite-lived intangible assets
Licenses and permits	$250,867	$226,919
In-place leases	19,963	19,963
Trade names	380	380
	271,210	247,262
Accumulated amortization:
Licenses and permits	(34,427)	(13,035)
In-place leases	(14,951)	(12,754)
Trade names	(380)	(380)
	(49,758)	(26,169)

Total intangible assets, net(1)	$221,452	$221,093
(1)These intangible assets are being amortized over the expected period of benefit, with a weighted-average remaining life of approximately 8.7 years as of December 31, 2023.
Amortization expense was $23,589, $9,816, and $6,753 during 2023, 2022, and 2021, respectively. Total amortization expense capitalized to inventory was $2,790, $1,804, and $1,404 during 2023, 2022, and 2021, respectively. At December 31, 2023 and 2022, $916 and $1,101, respectively, of amortization expense remained capitalized as part of inventory.
No impairment indicators were noted during 2023, 2022, or 2021 and, as such, we did not record any impairment charges.
Estimated Annual Amortization Expense for Each of the Next Five Years

	2024	2025	2026	2027	2028
Estimated amortization expense(1)	$26,411	$25,863	$25,863	$25,863	$25,863
(1)These amounts could vary as acquisitions of additional intangible assets occur in the future or due to changes in anticipated commencement of operations for certain locations.
Goodwill

(in thousands)
Balance, December 31, 2021	$42,967
Acquisitions	804
Adjustments to purchase price allocation(1)	599
Balance, December 31, 2022	$44,370
Acquisitions(1)	3,168
Balance, December 31, 2023	$47,538
(1)See Note 4, “Acquisitions,” for additional information.

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

10. LEASES
The components of lease assets and lease liabilities and their classification on our Consolidated Balance Sheets were as follows:

		December 31,
(in thousands)	Classification	2023	2022
Lease assets
Operating leases	Operating lease right-of-use assets	$130,556	$108,810
Finance leases	Property and equipment, net	1,772	997
Total lease assets		$132,328	$109,807

Lease liabilities
Current liabilities
Operating leases	Operating lease liabilities, current	$3,660	$2,633
Finance leases	Current portion of debt, net	496	207
Noncurrent liabilities
Operating leases	Operating lease liabilities, noncurrent	261,087	229,816
Finance leases	Long-term debt, net	1,196	695
Total lease liabilities		$266,439	$233,351
The components of lease costs and classification within the Consolidated Statements of Operations were as follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Operating lease costs
Capitalized to inventory	$34,954	$29,177	$19,844
General and administrative expenses	2,775	2,617	4,819
Total operating lease costs	$37,729	$31,794	$24,663

Finance lease costs
Amortization of leased assets(1)	$460	$89	$—
Interest on lease liabilities	198	43	—
Total finance lease costs	$658	$132	$—
(1)Included as a component of depreciation expense within “General and administrative expenses” on the Consolidated Statements of Operations.
At December 31, 2023 and 2022, $6,028 and $6,660, respectively, of lease costs remained capitalized in inventory. We recognized a gain of $145 during 2022 related to lease terminations, which is included in “General and administrative expenses” on the Consolidated Statements of Operations.
The following table presents information on short-term and variable lease costs:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Total short-term and variable lease costs	$4,328	$4,970	$2,540
Sublease income generated during 2023, 2022, and 2021 was immaterial.

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

The following table includes supplemental cash and non-cash information related to our leases:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$37,317	$31,251	$22,439
Operating cash flows from finance leases	198	43	—
Financing cash flows from finance leases	369	69	—
ROU assets obtained in exchange for new lease obligations
Operating leases	$33,004	$35,991	$41,917
Financing leases	1,159	971	—
The following table summarizes the weighted-average remaining lease term and discount rate:

	December 31,
	2023	2022
Weighted-average remaining term (years)
Operating leases	14.3	15.1
Finance leases	3.0	3.7
Weighted-average discount rate
Operating leases	15.1%	14.8%
Finance leases	13.7%	13.6%
The amounts of future undiscounted cash flows related to the lease payments over the lease terms and the reconciliation to the present value of the lease liabilities as recorded on our Consolidated Balance Sheet as of December 31, 2023 are as follows:

(in thousands)	Operating Lease Liabilities	Finance Lease Liabilities
2024	$40,186	$693
2025	41,361	693
2026	42,143	572
2027	43,267	103
2028	44,433	—
Thereafter	475,903	—
Total lease payments	687,293	2,061
Less: imputed interest	422,546	369
Present value of lease liabilities	$264,747	$1,692

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

Lease Amendments
In February 2023, we amended the lease related to our Franklin, New Jersey cultivation facility to increase the tenant improvement allowance, which resulted in increased rent amounts. We accounted for the amendment as a lease modification and remeasured the ROU asset and lease liability as of the amendment date, which resulted in a total additional tenant improvement allowance of $15,000 a reduction of $2,254 to the ROU asset, and an increase of $12,746 to the lease liability.
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
Sale Leaseback Transactions
The following table presents cash payments due under transactions that did not qualify for sale-leaseback treatment. The cash payments are allocated between interest and liability reduction, as applicable. The “sold” assets remain within land, buildings, and leasehold improvements, as appropriate, for the duration of the lease and a financing liability equal to the amount of proceeds received is recorded within “Long-term debt, net” on the Consolidated Balance Sheets.

(in thousands)	2024	2025	2026	2027	2028	Thereafter	Total
Cash payments due under financing liabilities	$2,416	$2,525	$2,599	$2,676	$2,755	$6,722	$19,693
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
In June 2022, the Company sold and subsequently leased back two of its capital assets in Pennsylvania for total proceeds of $3,825, excluding transaction costs. Each transaction met the criteria for sale leaseback treatment. The leases were recorded as operating leases and resulted in a total lease liability and ROU asset of $2,102. Each of the lease agreements provide for a capital expenditure allowance of up to $3,000. The rent payments due under each lease will increase by a percentage of the capital expenditure allowance as funding occurs, and, therefore, each lease will be reassessed and remeasured as a modification upon such funding. During 2022, we received a total of $3,690 under the capital expenditure allowance that was recorded as a tenant improvement allowance and, based on the modified lease terms, resulted in $1,880 of additional lease liabilities and a net gain of $384, which is included in “General and administrative expenses” on the Consolidated Statement of Operations. During 2023, we received a total of $1,990 under the capital expenditure allowance that was recorded as a tenant improvement allowance, and, based on the modified lease terms, resulted in $1,075 of additional lease liabilities, a reduction of $366 to the ROU asset, and a net gain of $549.
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

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

11. DEBT

	December 31,
(in thousands)	2023	2022
2021 Credit Facility	$275,000	$275,000
Sellers’ notes	18,591	27,606
Finance liabilities	18,100	18,100
Financing Agreement	1,766	19,364
Finance leases	1,692	902
Total debt	$315,149	$340,972

Current portion of debt	$11,148	$11,347
Less: unamortized deferred financing costs	—	18
Current portion of debt, net	$11,148	$11,329

Long-term debt	$304,001	$329,625
Less: unamortized deferred financing costs	6,436	10,328
Long-term debt, net	$297,565	$319,297
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
Mandatory prepayments are required from the proceeds of (i) indebtedness that is not permitted by the 2021 Credit Agreement, and (ii) asset sales and casualty events, subject to customary reinvestment rights. The Company may prepay the 2021 Credit Facility at any time, subject to (a) a customary make-whole payment if paid prior to February 27, 2023 (which did not occur), (b) a prepayment premium equal to 4.75% of the principal amount prepaid if paid after February 27, 2023 but prior February 27, 2024 (which did not occur), and (c) a prepayment premium of 2.375% if paid after February 27, 2024 but prior to February 27, 2025. No prepayment premium is required for prepayment on or after February 27, 2025. Once repaid, amounts borrowed under the 2021 Credit Facility may not be re-borrowed.
The Company is required to comply with two financial covenants under the 2021 Credit Agreement. The Company may not permit its liquidity (defined as unrestricted cash and cash equivalents pledged under the 2021 Credit Facility plus any future revolving credit availability) to be below $20,000 as of the last day of any fiscal quarter. Additionally, the Company may not permit the ratio of Consolidated EBITDA (as defined in the 2021 Credit Agreement) to consolidated cash interest expense for any period of four consecutive fiscal quarters to be less than 2.00:1.00 for the period ending December 31, 2021 and increased to not less than 2.50:1.00 for the period ending June 30, 2022 and thereafter. The Company has a customary equity cure right for each of these financial covenants. The Company is in compliance with these covenants as of December 31, 2023.

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
The 2022 Loans were funded by a combination of new and existing lenders. Borrowings from the existing lenders were accounted for as a modification of existing debt, with the exception of one lender that was considered an extinguishment. We recognized a loss on extinguishment of $2,180 as a component of interest expense during 2022, comprised of the write-off of $337 related to the lender’s initial term loan and $1,843 related to the lender’s new loan, which included the estimated fair value of the warrants issued to the lender.
Sellers’ Notes
Sellers’ notes consist of amounts owed for acquisitions or other purchases. Sellers’ notes includes a total of $8,100 related to the acquisition of two additional licenses in Illinois that is included in “Current portion of debt, net” at December 31, 2023 and “Long-term debt, net” at December 31, 2022, as well as $9,705 and $8,366 outstanding at December 31, 2023 and 2022, respectively, related to the OPA Sellers’ Note that is included in “Long-term debt, net” at each date. Refer to Note 4, “Acquisitions,” for additional information regarding these transactions. The $11,000 OPA Sellers’ Note was recorded net of an initial discount of $3,010 that was calculated as of the transaction date utilizing the Company’s estimated incremental borrowing rate based on the anticipated close date and is being accreted to interest expense over the expected term.
Additionally, $786 and $3,140 was outstanding as of December 31, 2023 and 2022, respectively, for the purchase of a previous non-controlling interest, which amounts are included in “Current portion of debt, net” at each period end and the final payment was made in January 2024. Sellers’ notes as of December 31, 2022 also includes the final $8,000 holdback payment due for an acquisition from 2020, which was paid in 2023.
Financing Agreement
In December 2022, the Company received $19,364 pursuant to a financing agreement with a third-party lender (the “Financing Agreement”). The Company assigned to the lender its interests in an employee retention tax credit claim (the “ERTC Claim”) that it submitted in November 2022 totaling approximately $22,794. If the Company does not receive the ERTC Claim, in whole or in part, the Company is required to repay the related portion of the funds received plus interest of 10% accrued from the date of the Financing Agreement through the repayment date. The Financing Agreement does not have a stated maturity date and the discount is being accreted to interest expense over an expected term. The Company’s obligations under the Financing Agreement will be satisfied upon receipt of the ERTC Claim, in full, or other full repayment. The total claim amount of $22,794 was recognized as a component of “Other, net” on the Consolidated Statements of Operations during 2023. The Company received $20,830 of the ERTC Claim during 2023, which was remitted to the lender per the terms of the Financing Agreement. A total of $1,964 of the ERTC Claim remains outstanding as of December 31, 2023, which receivable is included in “Other current assets” on the Consolidated Balance Sheet, and the balance outstanding under the Financing Agreement is included in “Current portion of debt, net” at December 31, 2023 and “Long-term debt, net” at December 31, 2022.

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
The Company prepaid $11,624 of principal outstanding and accrued interest of $1,007 related to a loan and security agreement that was entered into in May 2019, which borrowings were used for the purchase of a building and related renovation expenses. The prepayment was considered a debt extinguishment and the Company recognized a loss on extinguishment of $355, resulting from a prepayment penalty less a final interest adjustment.
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
The Company prepaid $4,750 of principal that remained due under a secured promissory note that was entered into in September 2019, which was due September 10, 2022. The Company previously prepaid $500 of principal due under this note in January 2021, without penalty. The prepayment in August 2021 was considered a debt extinguishment and the Company recognized a gain on extinguishment of $290, resulting from partial forgiveness of principal and the final interest payment due.
The Company prepaid total principal outstanding of $25,000 that was due under a senior secured credit facility that was entered into in October 2020 (the “October 2020 Credit Facility”), in addition to interest of $642 and the reimbursement of $26 of lender expenses. Additionally, per the terms of the October 2020 Credit Facility, the lender was due an additional interest payment of $3,750 at maturity (the “Maturity Interest Payment”), which was being accrued to interest expense over the term of the October 2020 Credit Facility. The prepayment was considered a debt extinguishment and the Company recognized a loss on extinguishment of $3,915, resulting from a $2,656 true-up for the Maturity Interest Payment, the write off of $1,282 of unamortized deferred financing costs, $26 of lender expenses, and a reduction of $49 for the final adjustment to interest expense. The lenders elected to receive the Maturity Interest Payment in equity and received 1,986 shares of Class A common stock that was calculated in accordance with the settlement terms of the original agreement and is accounted for as share-settled debt. The share issuance is included within “Issuance of common stock” on the Consolidated Statements of Changes in Stockholder’s Equity for 2021. The October 2020 Credit Facility contained certain covenants with which the Company was in compliance through prepayment. In conjunction with the initial borrowings, the Company issued warrants for an aggregate of 1,250 AWH historical common units with an exercise price of $4.00 per unit that can be exercised for five years from issuance. These warrants remain outstanding for an equivalent number of shares of Class A common stock following the Conversion. The fair value at issuance was recorded as a discount to the loan and was amortized to interest expense over the initial term of the loan.

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
The Company prepaid total principal of $4,500 due under a loan and security agreement that was entered into in December 2020 (the “NJ Real Estate Loan”). The prepayment was considered a debt extinguishment and the Company recognized a loss on extinguishment of $564, resulting from a prepayment penalty and interest, the reimbursement of lender expenses, and the write-off of unamortized deferred financing costs.
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
Debt Maturities
During 2023, we repaid $8,000 of sellers’ notes related to the final holdback payment for an acquisition from 2020 and $2,358 of sellers’ notes related to the former owners of a previous non-controlling interest. During 2022, we repaid a total of $24,839 of sellers’ notes related to two previous acquisitions and $3,143 of sellers’ notes related to the former owners of a previous non-controlling interest. During 2021, we repaid $76,124 of principal under our then-outstanding term notes, $3,143 of sellers’ notes related to the former owners of a previous non-controlling interest, $11,174 of sellers’ notes related to an acquisition from 2020, and $4,712 of sellers’ notes related to the Hemma acquisition.
As of December 31, 2023, the following cash payments are required under our debt arrangements:

(in thousands)	2024	2025	Total
Sellers’ notes(1)	$8,886	$11,000	$19,886
Term note maturities	—	275,000	275,000
(1)Certain cash payments include an interest accretion component. The timing of certain payments may vary based on regulatory approval of the underlying transactions.
The table above excludes the remaining amount due under the Financing Arrangement, as the timing of the repayment is uncertain.

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

Interest Expense
Interest expense during 2023, 2022, and 2021 consisted of the following:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Cash interest	$25,992	$24,524	$17,638
Accretion	8,486	3,576	9,710
Interest on financing liabilities(1)	2,308	2,113	2,643
Interest on finance leases	198	43	—
Loss on extinguishment of debt(2)	—	2,180	6,637
Non-cash interest related to beneficial conversion feature(3)	—	—	27,361
Total	$36,984	$32,436	$63,989
(1)Interest on financing liabilities related to failed sale leaseback transactions. See Note 10, “Leases,” for additional details.
(2)The amount recorded for 2021 includes $1,656 of pre-payment fees and additional cash interest payments and $4,981 of non-cash components, including the write-off of unamortized deferred financing costs.
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
The following table summarizes the total shares of Class A common stock and Class B common stock outstanding as of December 31, 2023 and 2022:

	December 31,
(in thousands)	2023	2022
Shares of Class A common stock	206,810	187,999
Shares of Class B common stock	65	65
Total	206,875	188,064
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

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

Warrants
The following table summarizes the warrants activity during 2023, 2022, and 2021:

	Number of Warrants (in thousands)(1)	Weighted-Average Exercise Price	Weighted-Average Remaining Exercise Period (years)	Aggregate Intrinsic Value (in thousands)(2)
Balance, December 31, 2020	4,625	$3.81	2.4	$—
Cancelled(3)	(1,094)	3.20
Balance, December 31, 2021	3,531	$4.00	2.0	$9,216
Granted(4)	3,318	3.07
Expired/Cancelled	(1,109)	4.00
Balance, December 31, 2022	5,740	$3.46	2.7	$—
Expired	(1,172)	4.00
Balance, December 31, 2023	4,568	$3.33	2.3	$—
(1)In conjunction with the Conversion, the holders of warrants to acquire 3,531 common units at an exercise price of $4.00 received warrants to acquire an equal number of shares of Class A common stock (the “Historical Warrants”), of which 1,250 and 2,422 were outstanding as of December 31, 2023 and 2022, respectively. The Historical Warrants are equity-classified instruments, are subject to customary anti-dilution adjustments, are stand-alone instruments, and are not part of the terms of the notes to which they were originally issued (as applicable). The Historical Warrants had an estimated total fair value of $237 at issuance, which was calculated using a Black-Scholes model. The fair value per warrant ranged from $0.02 to $0.10 and significant assumptions used in the calculation included volatility ranging from 69.2% to 108.4% and risk-free rates ranging from 0.17% to 2.17%.
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
(4)In June 2022, in connection with the 2022 Loans (refer to Note 11, “Debt”), the Company issued warrants to purchase up to 3,130 shares of Class A common stock (the “2022 Warrants”). Each warrant is exercisable for one share of Class A common stock at an exercise price of $3.10 per share. The 2022 Warrants were exercisable upon issuance and have a four year term. The 2022 Warrants had a total estimated fair value of $2,639 at issuance, which was calculated using a Black-Scholes model and included significant assumptions such as volatility of 70% and a risk-free rate of 3.0%. Cashless exercise was permitted only if there was no effective registration statement registering the resale of the shares issued upon exercise, which registration statement was declared effective in December 2022 prior to any exercise. The Company will have the option to require the holders to exercise the 2022 Warrants if, after the first anniversary of the issuance, the 30-day volume-weighted average price of the Company’s Class A common stock exceeds $6.50 per share. The 2022 Warrants are equity-classified instruments, are subject to customary anti-dilution adjustments, are stand-alone instruments, and are not part of the notes with which they were issued.
Additionally, in conjunction with an appointment to the Company’s Board in November 2022, the Company issued a warrant to purchase 188 shares of Class A common stock at a strike price of $2.64 per share, which was immediately exercisable and expires 30 months from the date of issuance. The issuance of the warrant was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). These warrants are equity-classified instruments and are subject to customary anti-dilution adjustments. These warrants had a total estimated fair value of $148 at issuance, which is included within “Equity-based compensation expense” on the Consolidated Statements of Changes in Stockholder’s Equity for 2022. The estimated fair value was calculated using a Black-Scholes model, which included significant assumptions such as volatility of 70% and a risk-free rate of 4.2%.

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

13. EQUITY-BASED COMPENSATION EXPENSE
Equity Incentive Plans
2020 Equity Incentive Plan
The Company adopted an incentive plan in November 2020 (the “2020 Plan”) which authorized the issuance of incentive common unit options and restricted common units (collectively, “Awards”). The maximum number of Awards to be issued under the 2020 Plan is 10,031 and any Awards that expire or are forfeited may be re-issued. A total of 9,994 Awards had been granted under the plan as of December 31, 2023. The Awards generally vest over two or three years. The estimated fair value of the Awards at issuance is recognized as compensation expense over the related vesting period. Upon adoption of the 2020 Plan, a total of 1,619 incentive units that were granted under a previous incentive plan were cancelled and converted into restricted common units that were considered fully issued and outstanding.
In conjunction with the Conversion, the holders of the restricted common units issued under the 2020 Plan received one restricted share of Class A common stock (a “Restricted Common Share”) for each restricted common unit held immediately prior to the Conversion.
The following table summarizes the restricted common shares activity during 2023, 2022, and 2021:

(in thousands)	Restricted Common Shares
Unvested, December 31, 2020	7,280
Granted	50
Vested(1)	(5,543)
Forfeited	(134)
Unvested, December 31, 2021	1,653
Vested	(995)
Forfeited	(41)
Unvested, December 31, 2022	617
Vested	(617)
Unvested, December 31, 2023	—
(1)Includes 126 vested restricted common shares were withheld to cover tax obligations and subsequently cancelled during 2021.
There is no remaining unrecognized compensation cost related to the restricted common shares as of December 31, 2023.
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

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

On March 9, 2023, the Company’s board of directors unanimously approved, subject to stockholder approval, an amendment to the 2021 Plan (the “Amendment” and together with the 2021 Plan, the “Amended 2021 Plan”) to increase the maximum number of shares of Class A common stock available for issuance under the Amended 2021 Plan to an amount not to exceed 10% of the total number of issued and outstanding shares of Class A common stock, on a non-diluted basis, as constituted on the grant date of an award pursuant to the Amended 2021 Plan. On May 5, 2023, the stockholders of the Company voted to approve the Amendment. As of December 31, 2023, there were 4,650 shares of Class A common stock available for grant for future equity-based compensation awards under the Amended 2021 Plan. Activity related to awards issued under the Amended 2021 Plan is further described below.
Stock Appreciation Rights
SAR Awards provide the holder a right to receive upon exercise the excess of (i) the fair market value of one share of common stock on the date of exercise over (ii) the grant price of the SAR Awards as specified, which price shall not be less than the closing market value of one share of common stock on the date of grant, except in certain circumstances. The grant price, term, methods of exercise, dates of exercise, methods of settlement, and any other terms and conditions of any SAR Awards are determined at issuance. We determine the fair value of SAR Awards on the grant date using an option pricing model. As of December 31, 2023, no SAR Awards have been granted.
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
There was no option activity during 2021. The following table summarizes stock option activity during 2023 and 2022:

	Options Outstanding
(in thousands, except per share amounts)	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value(1)
Outstanding, December 31, 2021	—	$—	—	$—
Granted	2,429	3.36
Forfeited	(387)	3.69
Outstanding, December 31, 2022	2,042	$3.29	4.4	$—
Granted	3,195	0.85
Exercised	(219)	0.85		$60
Forfeited	(726)	1.85
Expired	(282)	2.40
Outstanding, December 31, 2023	4,010	$1.80	3.9	$353
Exercisable at December 31, 2023	507	$3.33	2.6	$—
(1)Based on the amount by which the closing market price of our Class A common stock exceeds the exercise price on each date indicated.

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

No options were exercised during 2022. Total unrecognized stock-based compensation expense related to unvested options was $2,192 as of December 31, 2023, which is expected to be recognized over a weighted-average remaining period of 1.8 years.
We determine the fair value of stock options on the grant date using a Black-Scholes option pricing model. The fair value of stock options granted during 2023 and 2022 was calculated on the date of grant using the following weighted-average assumptions:

	Year Ended December 31,
	2023	2022
Risk-free interest rate	3.8%	2.8%
Expected term (years)	3.75	3.75
Dividend yield	0%	0%
Expected volatility	70.0%	70.0%
Using the Black-Scholes option pricing model, the weighted-average fair value of stock options granted during 2023 and 2022 was $0.44 and $1.64, respectively, per share.
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
RSAs and RSUs may be credited with dividends or dividend equivalents, which entitle the grantee to receive payments (in cash, shares, other securities, other awards, or other property, as determined by the Company) equivalent to the amount of cash dividends paid by the Company, as applicable. Any dividend and dividend equivalents may be accrued but not paid to the grantee until all conditions or restrictions on the related RSAs or RSUs have been satisfied, waived, or lapsed. No RSAs have been granted under the 2021 Plan as of December 31, 2023.

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

The following table summarizes the RSU activity during 2023, 2022, and 2021:

	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value per Share
Unvested, December 31, 2020	—	$—
Granted	6,430	10.49
Vested	(54)	10.88
Forfeited	(47)	10.61
Unvested, December 31, 2021	6,329	$10.48
Granted	5,522	3.21
Vested(1)	(4,003)	6.25
Forfeited	(1,386)	5.93
Unvested, December 31, 2022	6,462	$7.62
Granted	11,877	0.92
Vested(1)	(4,333)	6.04
Forfeited	(1,985)	4.11
Unvested, December 31, 2023	12,021	$2.15
(1)Includes 1,402 and 1,420 shares that vested during 2023 and 2022, respectively, that were withheld to cover tax obligations and were subsequently cancelled.
As of December 31, 2023, total unrecognized compensation cost related to the RSUs was $16,597, which is expected to be recognized over a weighted-average remaining period of 1.5 years.
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
In addition to the time-based vesting condition and market conditions, which must both be met and were not achieved as of December 31, 2023, continued service to the Company is required as of the date the conditions are satisfied. The grant date fair value of the August 2023 Grant was calculated using a Monte Carlo simulation, which inputs included a volatility rate of 107.7%, a risk-free rate of 4.0%, a market price of $0.65 per share on the grant date, and an expected term of 9 years. The total fair value of the August 2023 Grant was $2,177 and will be recognized as compensation expense over the requisite service period, which, for this award, is the longer of the explicit, implicit, and derived service period, and will be recognized regardless of whether the market conditions are satisfied, provided that the requisite service period has been completed. As of December 31, 2023, the total unrecognized compensation expense related to the August 2023 Grant was $1,894, which is expected to be recognized over a weighted-average period of 1.9 years.

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

Compensation Expense by Type of Award
The following table details the equity-based compensation expense by type of award during 2023, 2022, and 2021:

	Year Ended December 31,
(in thousands)	2023	2022	2021
RSUs(1)	$18,627	$18,004	$18,555
Stock Options	1,034	557	—
Restricted Common Shares	115	270	4,538
Other(2)	—	148	—
Total equity-based compensation expense	$19,776	$18,979	$23,093
(1)The 2023 expense amount includes $2,838 related to 2023 annual performance bonuses, which is included within “accounts payable and accrued liabilities” on the Consolidated Balance Sheet at December 31, 2023 and which RSUs were not issued as of December 31, 2023. The 2021 expense amount includes RSUs issued in 2022 for the 2021 annual performance bonus. These RSUs vested at issuance with a value of $7,959, which reflects a change in estimate of $632 that is included as a reduction to equity-based compensation expense and is included within “General and administrative expenses” on the Consolidated Statements of Operations for 2022.
(2)The 2022 expense amount relates to warrants granted to a Board member, see Note 12, “Stockholders’ Equity,” for additional information.
Of the total equity-based compensation expense, $7,943, $7,611, and $7,743 was capitalized to inventory during 2023, 2022, and 2021 respectively. As of December 31, 2023 and 2022, $1,968 and $536, respectively, remained capitalized in inventory. During 2023, 2022, and 2021 we recognized $11,833, $11,368, and $15,350, respectively, within “General and administrative expenses” on the Consolidated Statements of Operations and we recognized $6,511, $11,889, and $2,929, respectively, within “Cost of goods sold.”
Employee Stock Purchase Plan
In July 2021, the Company also adopted an employee stock purchase plan (the “2021 ESPP”), pursuant to which 4,000 shares of Class A common stock are reserved for issuance thereunder, subject to certain adjustments and other terms. No shares have been issued under the 2021 ESPP as of December 31, 2023.
14. INCOME TAXES
The following table sets forth the components of income tax expense:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Current taxes:
Federal	$43,143	$35,067	$31,747
State	2,561	12,381	13,609
Deferred taxes:
Federal	(7,916)	(3,685)	(2,502)
State	(4,334)	(2,070)	(1,134)
Total income tax expense	$33,454	$41,693	$41,720

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

The internal revenue service has taken the position that cannabis companies are subject to the limitations of IRC Section 280E, under which such companies are only allowed to deduct expenses directly related to the sales of product. This results in permanent differences between ordinary and necessary business expenses deemed non-allowable under IRC Section 280E and those allowed for financial statement reporting purposes (“book-to-tax” differences). Cannabis companies operating in states that align their tax codes with IRC Section 280E are also unable to deduct ordinary and necessary business expenses for state tax purposes. Ordinary and necessary business expenses deemed non-deductible under IRC Section 280E are treated as permanent book-to-tax differences. Therefore, the effective tax rate on income realized by cannabis companies can be highly variable and may not necessarily correlate with pre-tax income or loss. Effective during 2023, Illinois and New Jersey, two states in which the Company has significant operations, began permitting cannabis businesses to deduct ordinary and necessary business expenses from gross profit for state tax purposes. As such, the effective tax rate for 2023 reflects a benefit from this change and varies from the effective rate for 2022 and 2021.
The following table sets forth a reconciliation of income tax at the federal statutory rate to recorded income tax expense:

	Year Ended December 31,
($ in thousands)	2023	2022	2021
Loss before income taxes	$(14,760)	$(39,206)	$(80,937)
U.S. Statutory Rate	21%	21%	21%
Recovery based on Statutory Rate	$(3,100)	$(8,233)	$(16,997)
Expense (recovery) resulting from:
State and local income taxes	(1,773)	10,311	12,475
Uncertain tax position, inclusive of interest and penalties	40,149	—	—
Expenses disallowed under IRC Section 280E	—	34,346	31,510
(Refundable) nondeductible penalties and interest	(658)	3,046	1,227
Equity-based compensation shortfall	1,322	904	—
Acquisition-related adjustments	(3,150)	—	—
Other permanent differences	429	437	168
Nondeductible executive compensation	267	—	—
Nondeductible litigation settlement	—	1,050	7,667
Nondeductible IPO interest-related expense	—	—	5,746
Other, net	(32)	(168)	(76)
Income tax expense	$33,454	$41,693	$41,720

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

The following tables set forth the components of deferred income taxes:

	December 31,
(in thousands)	2023	2022
Deferred tax assets attributable to:
Operating lease liabilities	$67,192	$59,127
Acquired intangible assets	4,421	—
Equity-based compensation	906	1,218
State and local net operating loss carryforwards	707	739
Property and equipment	470	281
Loyalty program	402	205
Other	786	—
Gross deferred tax assets	74,884	61,570
Valuation allowance	—	—
Total deferred tax assets	$74,884	$61,570

Deferred tax liabilities attributable to:
Goodwill and other acquired intangible assets	$(52,686)	$(43,274)
Property and equipment	(29,008)	(28,615)
Operating lease right-of-use assets	(28,779)	(23,136)
Tenant improvement allowance	(156)	(152)
Total deferred tax liabilities	$(110,629)	$(95,177)

Net deferred tax liabilities	$(35,745)	$(33,607)
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
As of December 31, 2023, the Company has gross state and local net operating loss carryforwards totaling $32,004, which begin to expire in 2029. The Company files income tax returns in the United States and various state and local jurisdictions, which jurisdictions have varying statutes of limitations. The U.S. federal statute of limitations remains open for tax years 2020 and forward. The state and local statutes of limitations generally remain open for tax years 2019 and forward.
The Company operates in a number of domestic tax jurisdictions and is subject to examination of its income tax returns by tax authorities in these jurisdictions who may challenge any item of those returns. Because tax matters that may be challenged by tax authorities are typically complex, the ultimate outcome of these challenges is uncertain. The Company accounts for uncertain tax positions by recognizing the financial statement effects of a tax position only when, based upon technical merits, it is more-likely-than-not that the position will be sustained upon examination. The Company evaluates uncertain tax positions on a quarterly basis and adjusts the level of the liability to reflect any subsequent changes in the relevant facts surrounding the uncertain positions. The measurement of the uncertain tax position is based on the largest benefit amount to be realized upon settlement of the matter. If payment ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary. If the Company’s estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to income tax expense may result. As of December 31, 2023, the Company recorded an uncertain tax liability for uncertain tax positions primarily related to the treatment of certain transactions and deductions under IRC Section 280E based on legal interpretations that challenge the Company’s tax liability under IRC Section 280E. These uncertain tax positions are included within “Other non-current liabilities” on the Consolidated Balance Sheets.

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

The following table shows a reconciliation of the beginning and ending amount of unrecognized tax benefits:

Year Ended December 31, 2023
Balance, beginning of year	$—
Additions for tax positions related to the current year	35,367
Additions for tax positions related to prior years	37,588
Balance, end of year	$72,955
A total of $5,424 of interest and penalties is accrued for the uncertain tax positions as of December 31, 2023, which includes $4,782 related to the current year and $642 for the prior years. If favorably resolved, the unrecognized tax benefits would decrease the Company’s effective tax rate. The Company does not anticipate its unrecognized tax benefits to be resolved in the next twelve months and anticipates that the total amount of unrecognized tax benefits may change within the next twelve months for additional uncertain tax positions taken on a go-forward basis.
15. COMMITMENTS AND CONTINGENCIES
Commitments
The Company does not have significant future annual commitments, other than related to leases and debt, which are disclosed in Notes 10 and 11, respectively. The Company has commercial relationships with license holders across the markets in which it operates with mutually beneficial purchasing and supply arrangements entered into in the ordinary course of business.
In conjunction with the OCC acquisition (see Note 4, “Acquisitions”) in December 2021, the Company entered into a supply agreement with a producer and supplier of medical cannabis products in Ohio (the “Ohio Supply Agreement”) with an initial expiration date of August 2028. Under the Ohio Supply Agreement, the Company will purchase products from the supplier that results in 7.5% of the Company’s monthly gross sales of all products in its Ohio dispensaries for the first five years, and 5% for the remaining term. The Company can establish the selling price of the products and the purchases are made at the lowest then-prevailing wholesale market price of products sold by the supplier to other dispensaries in Ohio.
Indemnifications
We are party to a variety of agreements under which we may be obligated to indemnify the other party for certain matters. These agreements are primarily standard indemnification arrangements entered into in our ordinary course of business. Pursuant to these arrangements, we may agree to indemnify, hold harmless, and reimburse the indemnified parties for losses suffered or incurred by the indemnified party. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management team that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications, and such costs would only be recognized as incurred. During 2023 and 2022, the Company paid for certain legal fees on behalf of certain officers of the Company who are parties to an employment related claim with a related party entity. These legal fees were not material and the Company has determined that, based on the status of the claim, no additional reserve related to the matter is required as of December 31, 2023.
Legal and Other Matters
The Company’s operations are subject to a variety of local and state regulations. Failure to comply with one or more of those regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company ceasing operations. While management believes that the Company is in compliance with applicable

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

local and state regulations as of December 31, 2023 in all material respects, cannabis regulations continue to evolve and are subject to differing interpretations, and accordingly, the Company may be subject to regulatory fines, penalties, or restrictions in the future.
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
The Company may be, from time to time, subject to various administrative, regulatory, and other legal proceedings arising in the ordinary course of business. Contingent liabilities associated with legal proceedings are recorded when a liability is probable and the contingent liability can be estimated. We do not accrue for contingent losses that, in our judgment, are considered to be reasonably possible but not probable. At December 31, 2023 there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on our consolidated results of operations, other than as disclosed below.
TVP Settlement
In December 2020, TVP, LLC, TVP Grand Rapids, LLC and, TVP Alma, LLC (collectively, the “TVP Parties”) filed a claim alleging breach of contract against FPAW Michigan, LLC (“FPAW”) and AWH related to a purchase agreement that was entered into in September 2019 for the Company’s potential acquisition of certain real estate properties in Michigan. FPAW was a VIE of the Company at that time through FPAW Michigan 2, Inc. and became a subsidiary of the Company in December 2020. The TVP Parties asked the court to grant specific performance of the contracts between the Company and the TVP Parties, which, if granted, would have resulted in AWH issuing approximately 4,770 common units as originally agreed in September 2019 and paying approximately $16,500 in cash to the TVP parties in exchange for the entities holding the properties subject to the agreements. AWH and FPAW filed an answer to the complaint on January 28, 2021 and believed there existed valid defenses to the demand for specific performance due to lack of suitability of three of the six properties subject to the original transaction agreements.
On April 14, 2021, FPAW and AWH entered into a settlement agreement with the TVP Parties (the “Settlement Agreement”) which provides for, among other items, the dismissal of all claims brought by the TVP Parties against FPAW and AWH upon performance of each parties’ obligations under the Settlement Agreement. Pursuant to the Settlement Agreement, FPAW and AWH delivered a cash payment of $9,000 to TVP, LLC on the date of the Settlement Agreement and made an additional cash payment of $5,480 in January 2022. In addition, on April 14, 2021, upon the execution of the Settlement Agreement, the Company issued 4,770 AWH historical common units with a fair value of $26,041 at issuance to an escrow account, to be held in the name of an escrow agent (the “Escrow Units”). Also as part of the Settlement Agreement, and in order to avoid further potential litigation, the Company issued 255 AWH historical common units with a fair value of $1,390 at issuance to a party to one of the original property purchase agreements that was not a party to the litigation matter. These common units, along with the Escrow Units, converted into shares of Class A common stock upon the Conversion in the same manner as all other common units of AWH.
Upon the receipt of the initial cash payment of $9,000 and the issuance of the Escrow Units, the TVP Parties filed a stipulated order dismissing all lawsuits, with prejudice and without costs, against FPAW and AWH. The Escrow Units are issued and outstanding and will remain in the escrow account until such time as the TVP Parties exercise an option to hold the Escrow Units directly (the “Put Option”), which can be exercised for three years from the date of the Settlement Agreement. Upon their exercise of the Put Option, the Escrow Units shall be released to the TVP Parties and the TVP Parties shall transfer to FPAW the equity interests of the entities that hold the three real estate properties to be acquired. FPAW and AWH currently operate dispensaries at these locations

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

pursuant to lease agreements. In February 2024, the TVP Parties notified the Company that they are exercising the Put Option in accordance with the Settlement Agreement.
The settlement charge of $36,511 is reflected within “Settlement expense” on the Consolidated Statements of Operations for 2021 and the fair value of the share issuance of $27,431 is reflected within “Equity issued in litigation settlement” on the Consolidated Statement of Changes in Stockholders’ Equity. The $5,400 fair value of the three properties to be acquired per the settlement is recorded within “Other noncurrent assets” as of December 31, 2023 and 2022, and will remain until the time such property titles transfer to the Company.
Stockholder Dispute
On May 28, 2021, Senvest Management, LLC, Hadron Capital (Cayman) LTD., and Measure8 Venture Partners, LLC (collectively, the “Claimants”), as former holders of the Company’s AWH Convertible Promissory Notes, pursuant to the Company’s 2019 Convertible Promissory Note Purchase Agreement, filed an arbitration demand, which was subsequently amended on July 28, 2021 (the “Arbitration Demand”), against the Company and its Chief Executive Officer at the time, Abner Kurtin, before the American Arbitration Association. In their Arbitration Demand, the Claimants take issue with the April 22, 2021 amendment of the terms of the 2019 Convertible Promissory Note Purchase Agreement (the “Amended Notes Consent”), which was approved by holders of approximately 66% of the principal amount of the AWH Convertible Promissory Notes, in excess of the simple majority required to amend the AWH Convertible Promissory Notes. The Amended Notes Consent set the conversion price of the AWH Convertible Promissory Notes at $2.96 per share. The Claimants alleged that the Amended Notes Consent was obtained improperly and is void. The Company disputed the Claimants’ allegations and contended that the Amended Notes Consent was properly obtained in accordance with the terms of the AWH Convertible Promissory Notes and 2019 Convertible Promissory Note Purchase Agreement and the Amended Notes Consent was binding on all holders of the AWH Convertible Promissory Notes.
The Company, Mr. Kurtin, and the Claimants entered into a settlement agreement, dated April 29, 2022, whereby the Company agreed to pay the Claimants a total of $5,000. This amount is included within “Settlement expense” on the Consolidated Statements of Operations for 2022 and was paid in May 2022.
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
On August 18, 2023, the Court issued a Decision and Order on the Company’s motion to dismiss, dismissing seven of MedMen’s ten counterclaims, including each of the counterclaims brought by MedMen relating to the Term Sheet. On September 26, 2023, MedMen filed a motion seeking leave to file its third amended counterclaims, in which MedMen seeks to revive its previously dismissed counterclaims relating to the Term Sheet. On October 24, 2023, the Company filed an opposition to that motion for leave. As further discussed below, the Court denied that motion on February 2, 2024. In addition, on October 18, 2023, MedMen filed a Notice of Appeal of the Court’s August 18, 2023 Decision and Order with respect to the dismissal of MedMen’s three counterclaims relating to the Term Sheet. On November 1, 2023 the Company filed a Notice of Cross-Appeal with respect to the Court’s determination that the Company’s motion to dismiss was not subject to New York’s anti-SLAPP statute. Both parties have yet to perfect the appeal.
On February 2, 2024, the Court issued a Decision and Order denying MedMen’s motion for leave to file its third amended counterclaims.
On February 21, 2024, the current counsel-of-record for MedMen filed an order to show cause with the Court seeking leave to withdraw as counsel and stay proceedings for thirty days to permit MedMen time to obtain new counsel. On February 26, 2024, the Court ordered the parties to appear for a hearing on March 20, 2024 regarding such withdrawal motion.
Following the Company’s decision to no longer consummate the contemplated transactions during 2022, the Company expensed a total of $1,704 of capitalized costs, primarily consisting of capital expenditures or deposits that were incurred for certain locations. Additionally, during 2022 the Company established an estimated reserve of $3,700 related to the remaining amounts that it is actively pursuing collecting. These adjustments are included within “General and administrative expenses” on the Consolidated Statements of Operations and within “Other” on the Consolidated Statements of Cash Flows for 2022. The Company determined that the estimated reserve remained adequate as of December 31, 2023 and is included within “Other current assets” on the Consolidated Balance Sheets at December 31, 2023 and 2022.
16. RELATED PARTY TRANSACTIONS
There were no significant related party transactions during 2023 and 2022, other than as disclosed in Note 6, “Notes Receivable.”
AWH previously had a management services agreement (“MSA”) with AGP Partners, LLC (“AGP”) under which AGP provided management services to AWH in connection with the monitoring and oversight of AWH’s financial and business functions until the IPO for a quarterly fee of $100. The founder of AGP is one of the founders of AWH. Pursuant to the terms of the agreement, the MSA was terminated following the Company’s IPO in May 2021 and, upon termination, AGP was entitled to receive a $2,000 payout that was contingent upon the beneficial owners of AGP who serve as officers of the Company entering into lock-up agreements that extended for 360 days following the Company’s IPO. We recognized $2,124 of expenses related to the MSA during 2021, which are included in “General and administrative expenses” on the Consolidated Statements of Operations. The final payment under the MSA was made in July 2021.

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

As discussed in Note 11, “Debt,” certain of the previously outstanding AWH Convertible Promissory Notes were with related party entities that are managed by one of the founders of the Company.
17. SUPPLEMENTAL INFORMATION
The following table presents supplemental information regarding our other current assets:

	December 31,
(in thousands)	2023	2022
Deposits and other receivables	$9,302	$3,170
Prepaid expenses	7,270	4,765
Tenant improvement allowance	1,010	500
Construction deposits	569	863
Other	1,493	243
Total	$19,644	$9,541
The following table presents supplemental information regarding our accounts payable and accrued liabilities:

	December 31,
(in thousands)	2023	2022
Accounts payable	$34,687	$17,065
Accrued payroll and related expenses	21,306	7,549
Fixed asset purchases	5,738	6,777
Other	9,381	8,161
Acquisition-related liabilities	—	15,943
Accrued interest	—	1,100
Total	$71,112	$56,595
The following table presents supplemental information regarding our general and administrative expenses:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Compensation	$74,688	$61,503	$55,773
Depreciation and amortization	29,534	14,095	10,036
Rent and utilities	21,432	21,974	18,993
Professional services	13,215	17,110	16,057
Insurance	5,175	5,586	5,126
Marketing	4,380	3,445	2,968
(Gain) loss on sale of assets	(226)	345	605
Other	10,541	13,031	7,107
Total	$158,739	$137,089	$116,665

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
January 2024 Acquisition
In January 2024, the Company entered into a definitive agreement (the “Massachusetts Agreement”) to purchase a cultivation license and a manufacturer license from a third party in Massachusetts for a total cash purchase price of $2,750, of which $1,500 was paid at signing and which total will be adjusted at closing as provided in the Massachusetts Agreement. The licenses are not associated with active operations and the transfer of each license is subject to regulatory review and approval. In conjunction with the Massachusetts Agreement, the parties also entered into a bridge loan that provides for the financing for certain covered expenses, at the sole discretion of the Company, that the Company anticipates will be settled as additional consideration at closing. This bridge loan bears interest based on the federal rate and, if not otherwise satisfied, is due on the fifth anniversary of the signing date. The parties also entered into a consulting services agreement, effective as of the signing date. The Company is considering the accounting treatment of this transaction to determine if it meets the criteria for consolidation.
Investments
In January 2024, the Company entered into a loan agreement pursuant to which the Company may provide up to $2,500 of financing to a third party (the “January 2024 Loan Agreement”). The January 2024 Loan Agreement provides the Company an option to convert the balance due into equity interests of the third party following certain regulatory approvals. Borrowings under the January 2024 Loan Agreement are secured by substantially all of the assets and equity interests of the third party. Borrowings under the January 2024 Loan Agreement bear interest at a rate of 20% per annum. The January 2024 Loan Agreement provides for customary events of default, contains certain covenants and other restrictions, and provides for a default penalty of an additional 6% interest. Borrowings are due on the sixth anniversary of the January 2024 Loan Agreement, which may be extended by two additional two-year periods, and prepayment is permitted with prior written notice. The January 2024 Loan Agreement provides the Company with conversion options to obtain 35% equity interests of the borrower upon the initial funding (which occurred in January 2024) and up to an additional 65% at any time through October 2033, subject to certain provisions. The January 2024 Loan Agreement also provides the Company with certain financial distributions based on the borrower’s results of operations. The Company is assessing the accounting treatment of this transaction to determine if it meets the criteria for consolidation.
In February 2024, the Company entered into a loan agreement pursuant to which the Company may provide, at its sole discretion, up to $3,750 of financing to a third party (the “February 2024 Loan Agreement”). Borrowings under the February 2024 Loan Agreement bear interest at a rate of 20% per annum and are secured by substantially all of the assets of the borrower. The February 2024 Loan Agreement provides for customary events of default, contains certain covenants and other restrictions, and provides for a default penalty of an additional 5% interest. The February 2024 Loan Agreement provides the Company with the option to convert the outstanding balance into equity interests of the borrower, up to 100%, as may be permissible by applicable regulations at such time. The February 2024 Loan Agreement matures ten years from issuance, but may be extended if not otherwise converted prior to maturity, with borrowings and interest not due until such time. In conjunction with the February 2024 Loan Agreement, the parties also entered into a support services agreement whereby the Company will provide management and advisory services to the borrower for a set monthly fee and will receive a fee for each customer transaction processed. The Company is assessing the accounting treatment of this transaction to determine if it meets the criteria for consolidation.

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
Management has completed its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013) to conduct the required assessment of the effectiveness of the Company’s internal control over financial reporting. Based on this assessment, management concluded that, as of December 31, 2023, the Company’s internal control over financial reporting was effective based on those criteria.
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
d.Changes in Internal Control Over Financial Reporting.
There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the three months ended December 31, 2023, none of our executive officers or directors adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item will be included in our definitive proxy statement for our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION.
The information required by this item will be included in our definitive proxy statement for our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be included in our definitive proxy statement for our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this item will be included in our definitive proxy statement for our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this item will be included in our definitive proxy statement for our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
We have filed the following documents as part of this Annual Report on Form 10-K:

Page
1.Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm	97
Consolidated Financial Statements:
Consolidated Balance Sheets	98
Consolidated Statements of Operations	99
Consolidated Statements of Changes in Stockholders’ Equity	100
Consolidated Statements of Cash Flows	101
Notes to Consolidated Financial Statements	103

2. Financial Statement Schedules
Certain schedules have been omitted because the required information is included in the consolidated financial statements and notes thereto or because they are not applicable or not required.

3. Exhibits
Exhibit Index	153

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Form of Exchange Agreement	S-1	333-254800	2.2	April 23, 2021
3.2	Certificate of Incorporation	S-1	333-254800	3.4	April 23, 2021
3.3	Bylaws	S-1	333-254800	3.5	April 23, 2021
4.1†	Ascend Wellness Holdings, Inc. 2021 Stock Incentive Plan	S-8	333-257780	4.2	July 9, 2021
4.2†	First Amendment to the Ascend Wellness Holdings, Inc. 2021 Stock Incentive Plan	8-K	333-254800	10.1	May 9, 2023
4.3†	Ascend Wellness Holdings, Inc. 2021 Employee Stock Purchase Plan	S-8	333-257780	4.3	July 9, 2021
4.4	Specimen Stock Certificate evidencing the shares of common stock	S-1	333-254800	4.1	April 15, 2021
4.5	Form of Registration Rights Agreement	S-1	333-254800	4.2	April 23, 2021
4.6	Form of Warrant Agreement between Ascend Wellness Holdings, Inc. and each of the several lenders, dated June 30, 2022	10-Q	333-254800	4.5	August 15, 2022
10.1	Credit Agreement, dated August 27, 2021, by and among Ascend Wellness Holdings, Inc., group of lenders and Acquiom Agency Services LLC, as administrative agent and collateral agent	8-K	333-254800	10.1	September 1, 2021
10.2	Form of Indemnification Agreement	S-1	333-254800	10.4	April 15, 2021
10.3	Convertible Note Purchase Agreement, dated January 2021	S-1	333-254800	10.27	March 29, 2021
10.4	Form of Amendment to June 19, 2019 Convertible Note Purchase Agreement	S-1	333-254800	10.33	April 23, 2021
10.5†#	Employment Agreement between Ascend Wellness Holdings, LLC and Abner Kurtin, dated as of March 22, 2021	S-1	333-254800	10.28	April 15, 2021
10.6†#	Amendment No. 1 to Employment Agreement between Ascend Wellness Holdings, LLC and Abner Kurtin	10-Q	333-254800	10.1	November 14, 2022
10.7†#	Amended and Restated Employment Agreement between Ascend Wellness Holdings, Inc. and Francis Perullo, dated as of February 11, 2022	10-Q	333-254800	10.1	May 12, 2022
10.8†#	Amendment No. 1 to the Amended and Restated Employment Agreement between Ascend Wellness Holdings, Inc. and Francis Perullo, dated as of May 9, 2023	8-K	333-254800	10.3	May 9, 2023
10.9†#	Employment Agreement between Ascend Wellness Holdings, Inc. and John Hartmann, dated as of May 9, 2023	8-K	333-254800	10.2	May 9, 2023
10.10†#	Employment Agreement between Ascend Wellness Holdings, Inc. and Mark Cassebaum, dated as of October 23, 2023	10-Q	333-254800	10.1	November 8, 2023
10.11#	Investment Agreement among MedMen NY, Inc., MM Enterprises USA, LLC, AWH New York, LLC and Ascend Wellness Holdings, LLC, dated February 25, 2021	S-1	333-254800	10.22	March 29, 2021
10.12#	Lease between IIP-IL 1, LLC and Ascend Illinois, LLC, dated December 21, 2018	S-1	333-254800	10.11	March 29, 2021
10.13#	First Amendment to Lease Agreement between IIP-IL 1 LLC and Revolution Cannabis - Barry, LLC, dated September 5, 2019	S-1	333-254800	10.12	March 29, 2021

10.14#	Second Amendment to Lease Agreement between IIP-IL 1 LLC and Revolution Cannabis - Barry, LLC, dated August 18, 2020	S-1	333-254800	10.13	March 29, 2021
10.15#	Third Amendment to Lease Agreement between IIP-IL 1 LLC and Revolution Cannabis - Barry, LLC, dated September 15, 2021	10-K	333-254800	10.13	March 11, 2022
10.16#	Agreement and Plan of Merger among Ascend Wellness Holdings, Inc., AWH Pennsylvania, LLC, Ascend PA Merger Sub, LLC, Story of PA CR, LLC, the Members named therein and KGF PACR HoldCo, LLC, dated April 19, 2022	8-K	333-254800	10.1	April 25, 2022
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Independent Registered Accounting Firm (Macias Gini & O’Connell LLP)
31.1*	Certification of Principal Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32‡	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Label Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
ASCEND WELLNESS HOLDINGS, INC.

By:	/s/ John Hartmann
John Hartmann Chief Executive Officer (Principal Executive Officer), and Director
March 13, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Ascend Wellness Holdings, Inc. and in the capacities and on the dates indicated.

By:	/s/ John Hartmann
John Hartmann Chief Executive Officer (Principal Executive Officer) and Director
March 13, 2024

/s/ Mark Cassebaum	/s/ Roman Nemchenko
Mark Cassebaum Chief Financial Officer (Principal Financial Officer) March 13, 2024	Roman Nemchenko Executive Vice President and Chief Accounting Officer (Principal Accounting Officer) March 13, 2024

/s/ Abner Kurtin	/s/ Francis Perullo
Abner Kurtin Executive Chairman, Founder, and Director March 13, 2024	Francis Perullo Executive Vice President of Corporate Affairs and Director March 13, 2024

/s/ Scott Swid	/s/ Joshua Gold
Scott Swid Director March 13, 2024	Joshua Gold Director March 13, 2024

/s/ Samuel Brill
Samuel Brill Director March 13, 2024

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act: None.
No annual report to security holders covering the registrant’s last fiscal year or proxy material with respect to any meeting of securities holders has been sent to security holders.