Form 10-Q
period 2024-03-31
Ascend Wellness Holdings, Inc.
filed 2024-05-08
CIK 1756390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 6, 2024, there were 212,661,663 shares of the registrant’s Class A common stock, par value $0.001, and 65,000 shares of the registrant’s Class B common stock, par value $0.001, outstanding.

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
•our ability to comply with potential future U.S. Food and Drug Administration (“FDA”) regulations;
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

The list of factors above is illustrative and by no means exhaustive. Additional information regarding these risks and other risks and uncertainties we face is contained in our Annual Report on Form 10-K for the year ended December 31, 2023 and in other reports we may file from time to time with the United States Securities and Exchange Commission and the applicable Canadian securities regulatory authorities (including all amendments to those reports). Although the Company has attempted to identify important factors that could cause actual results to differ materially from those contained in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated, or intended.
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

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.
ASCEND WELLNESS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except per share amounts)	March 31, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$72,904	$72,508
Accounts receivable, net	35,898	28,298
Inventory	106,819	95,294
Notes receivable	3,006	13,116
Other current assets	13,415	19,644
Total current assets	232,042	228,860
Property and equipment, net	265,299	268,082
Operating lease right-of-use assets	132,905	130,556
Intangible assets, net	218,362	221,452
Goodwill	47,538	47,538
Other noncurrent assets	25,711	23,062
TOTAL ASSETS	$921,857	$919,550

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$70,078	$71,112
Current portion of debt, net	21,820	11,148
Operating lease liabilities, current	4,166	3,660
Other current liabilities	7,371	6,766
Total current liabilities	103,435	92,686
Long-term debt, net	288,698	297,565
Operating lease liabilities, noncurrent	262,699	261,087
Deferred tax liabilities, net	32,477	35,745
Other non-current liabilities	98,718	89,595
Total liabilities	786,027	776,678
Commitments and contingencies (Note 15)
Stockholders' Equity
Preferred stock, $0.001 par value per share; 10,000 shares authorized, none issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Class A common stock, $0.001 par value per share; 750,000 shares authorized; 211,430 and 206,810 shares issued and outstanding at March 31, 2024 and December 31, 2023	212	207
Class B common stock, $0.001 par value per share, 100 shares authorized; 65 issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Additional paid-in capital	468,093	458,027
Accumulated deficit	(333,525)	(315,362)
Equity of Ascend Wellness Holdings, Inc. common stockholders	134,780	142,872
Non-controlling interests	1,050	—
Total stockholders' equity	135,830	142,872
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$921,857	$919,550
The accompanying notes are an integral part of the condensed consolidated financial statements.

ASCEND WELLNESS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2024	2023
Revenue, net	$142,410	$114,176
Cost of goods sold	(90,373)	(78,472)
Gross profit	52,037	35,704
Operating expenses
General and administrative expenses	49,462	35,449
Operating profit	2,575	255

Other income (expense)
Interest expense	(8,538)	(8,975)
Other, net	310	265
Total other expense	(8,228)	(8,710)
Loss before income taxes	(5,653)	(8,455)
Income tax expense	(12,510)	(10,017)
Net loss	$(18,163)	$(18,472)

Net loss per share attributable to Class A and Class B common stockholders — basic and diluted	$(0.09)	$(0.10)
Weighted-average common shares outstanding — basic and diluted	208,954	188,487

The accompanying notes are an integral part of the condensed consolidated financial statements.

ASCEND WELLNESS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Three Months Ended March 31, 2024
	Class A and Class B Common Stock		Attributable to Ascend Wellness Holdings, Inc. Common Stockholders
(in thousands)	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity	Non- Controlling Interests	Total
December 31, 2023	206,875	$207	$458,027	$(315,362)	$142,872	$—	$142,872
Vesting of equity-based payment awards	7,053	7	(7)	—	—	—	—
Equity-based compensation expense	—	—	13,554	—	13,554	—	13,554
Taxes withheld under equity-based compensation plans, net	(2,433)	(2)	(3,481)	—	(3,483)	—	(3,483)
Recognition of non-controlling interests	—	—	—	—	—	1,050	1,050
Net loss	—	—	—	(18,163)	(18,163)	—	(18,163)
March 31, 2024	211,495	$212	$468,093	$(333,525)	$134,780	$1,050	$135,830

	Three Months Ended March 31, 2023
	Class A and Class B Common Stock
(in thousands)	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
December 31, 2022	188,064	$188	$430,375	$(267,148)	$163,415
Vesting of equity-based payment rewards	2,023	2	(2)	—	—
Equity-based compensation expense	—	—	4,555	—	4,555
Taxes withheld under equity-based compensation plans, net	(521)	(1)	(536)	—	(537)
Net loss	—	—	—	(18,472)	(18,472)
March 31, 2023	189,566	$189	$434,392	$(285,620)	$148,961
The accompanying notes are an integral part of the condensed consolidated financial statements.

ASCEND WELLNESS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2024	2023
Cash flows from operating activities
Net loss	$(18,163)	$(18,472)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	16,380	21,941
Amortization of operating lease assets	451	264
Non-cash interest expense	1,399	1,919
Equity-based compensation expense	10,716	4,555
Deferred income taxes	(3,268)	(2,165)
Gain on sale of assets	(11)	(442)
Other	4,170	4,433
Changes in operating assets and liabilities, net of effects of acquisitions
Accounts receivable	(7,600)	(5,374)
Inventory	(12,364)	(12,415)
Other current assets	1,552	2,001
Other noncurrent assets	(241)	(328)
Accounts payable and accrued liabilities	(5,070)	(802)
Other current liabilities	605	(1,163)
Lease liabilities	(452)	(314)
Income taxes payable	15,796	12,140
Net cash provided by operating activities	3,900	5,778
Cash flows from investing activities
Additions to capital assets	(7,181)	3,442
Investments in notes receivable	—	(731)
Collection of notes receivable	8,182	82
Proceeds from sale of assets	11	—
Acquisition of businesses, net of cash acquired	—	(8,000)
Purchase of intangible assets	(3,000)	(472)
Net cash used in investing activities	(1,988)	(5,679)
Cash flows from financing activities
Repayments of debt	(786)	(786)
Repayments under finance leases	(118)	(63)
Taxes withheld under equity-based compensation plans, net	(612)	(100)
Net cash used in financing activities	(1,516)	(949)
Net increase (decrease) in cash, cash equivalents, and restricted cash	396	(850)
Cash, cash equivalents, and restricted cash at beginning of period	72,508	74,146
Cash, cash equivalents, and restricted cash at end of period	$72,904	$73,296

The accompanying notes are an integral part of the condensed consolidated financial statements.

ASCEND WELLNESS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED, UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2024	2023
Supplemental Cash Flow Information
Interest paid	$6,496	$7,551

Non-cash investing and financing activities
Capital expenditures incurred but not yet paid	$4,409	$4,015
Taxes withheld under equity-based compensation plans, net	3,483	537
Non-controlling interest recognized upon initial consolidation of variable interest entities	1,050	—
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
2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with (i) United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information, and (ii) the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of our management, our unaudited condensed consolidated financial statements and accompanying notes (the “Financial Statements”) include all normal recurring adjustments that are necessary for the fair statement of the interim periods presented. Interim results of operations are not necessarily indicative of results for the full year, or any other period. The Financial Statements should be read in conjunction with our audited consolidated financial statements (and notes thereto) in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “Annual Report”), as filed with the United States Securities and Exchange Commission (“SEC”) and with the relevant Canadian securities regulatory authorities under its profile on the System for Electronic Document Analysis and Retrieval Plus (“SEDAR+”). Except as noted below, there have been no material changes to the Company’s significant accounting policies and estimates during the three months ended March 31, 2024.
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
We round amounts in the Financial Statements to thousands, except per unit or per share amounts or as otherwise stated. We calculate all percentages, per-unit, and per-share data from the underlying whole-dollar amounts. Thus, certain amounts may not foot, crossfoot, or recalculate based on reported numbers due to rounding. The Financial Statements are expressed in U.S. dollars, which is the Company’s functional currency. Unless otherwise indicated, all references to years are to our fiscal year, which ends on December 31.
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

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

Liquidity
As reflected in the Financial Statements, the Company had an accumulated deficit as of March 31, 2024 and December 31, 2023, as well as a net loss for the three months ended March 31, 2024 and 2023, which are indicators that raise substantial doubt of our ability to continue as a going concern. Management believes that substantial doubt of our ability to continue as a going concern for at least one year from the issuance of these Financial Statements has been alleviated due to: (i) cash on hand and (ii) continued growth of sales from our consolidated operations. Management plans to continue to access capital markets for additional funding through debt and/or equity financings to supplement future cash needs, as may be required. However, management cannot provide any assurances that the Company will be successful in accomplishing its business plans. If the Company is unable to raise additional capital whenever necessary, it may be forced to decelerate or curtail certain of its operations until such time as additional capital becomes available.
Cash and Cash Equivalents and Restricted Cash
As of March 31, 2024 and December 31, 2023, we did not hold significant restricted cash or cash equivalents.
Fair Value of Financial Instruments
During the three months ended March 31, 2024 and 2023, we had no transfers of assets or liabilities between any of the hierarchy levels.
In addition to assets and liabilities that are measured at fair value on a recurring basis, we are also required to measure certain assets at fair value on a non-recurring basis that are subject to fair value adjustments in specific circumstances. These assets can include: goodwill; intangible assets; property and equipment; and lease-related right-of-use (“ROU”) assets. We estimate the fair value of these assets using primarily unobservable Level 3 inputs.
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
Basic EPS is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects potential dilution and is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period increased by the number of additional common shares that would have been outstanding if all potential common shares had been issued and were dilutive. However, potentially dilutive securities are excluded from the computation of diluted EPS to the extent that their effect is anti-dilutive. Potential dilutive securities include incremental shares of common stock issuable upon the exercise of warrants, unvested restricted stock awards, unvested restricted stock units, and outstanding stock options, as applicable. At March 31, 2024 and 2023, 27,136 and 14,976 shares of common stock equivalents, respectively, were excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive.
Shares of restricted stock granted by us are considered to be legally issued and outstanding as of the date of grant, notwithstanding that the shares remain subject to the risk of forfeiture if the vesting conditions for such shares are not met, and are included in the number of shares of Class A common stock outstanding, as applicable. Weighted-average common shares outstanding excludes time-based and performance-based unvested shares of restricted Class A common stock, as restricted shares are treated as issued and outstanding for financial statement presentation purposes only after such shares have vested and, therefore, have ceased to be subject to a risk of forfeiture.

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
Reference Rate Reform
In March 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. This guidance was effective upon issuance as of March 12, 2020 and could be adopted as reference rate reform activities occurred through December 31, 2022. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, to extend the sunset date of the transition guidance included in ASU 2020-04 to December 31, 2024. This guidance can be adopted prospectively as reference rate reform activities occur, with early adoption permitted, and is not expected to have a material impact on our consolidated financial statements.
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

	Three Months Ended March 31,
(in thousands)	2024	2023
Retail revenue	$95,205	$82,745
Wholesale revenue	78,954	58,414
	174,159	141,159
Elimination of inter-company revenue	(31,749)	(26,983)
Total revenue, net	$142,410	$114,176
The liability related to the loyalty program we offer dispensary customers at certain locations was $1,401 and $1,317 at March 31, 2024 and December 31, 2023, respectively, and is included within “Other current liabilities” on the unaudited Condensed Consolidated Balance Sheets. The Company recorded $1,926 and $1,939 in allowance for doubtful accounts as of March 31, 2024 and December 31, 2023, respectively. Write-offs were not significant during the three months ended March 31, 2024 and 2023.
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
2023 Acquisition
Effective April 27, 2023, the Company acquired 100% of the membership interests of certain entities related to Devi Holdings, Inc. (“Devi”), pursuant to a definitive agreement that was entered into on January 25, 2023 (the “Maryland Agreement”). Through the Maryland Agreement, the Company acquired the four licensed medical cannabis dispensaries that Devi owned and operated in Maryland (“Devi Maryland”). Total consideration at closing consisted of cash consideration of $12,000, subject to customary closing conditions and working capital adjustments, and 5,185 shares of Class A common stock with an estimated fair value of $4,770 at issuance. As of March 31, 2024, the purchase price allocation remained preliminary as the Company finalized certain estimates of the fair value of the net assets acquired within the measurement period. Subsequently, in April 2024 the Company

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

finalized the working capital settlement and reduced consideration and goodwill by $198. Our results of operations for the three months ended March 31, 2024 include $9,404 of net revenue and $977 of net income related to Devi Maryland. Pro forma financial information is not presented, as such results are immaterial to both the current and prior periods.
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
2024 Asset Acquisition
In January 2024, the Company entered into a definitive agreement (the “Massachusetts Purchase Agreement”) to purchase a cultivation license and a manufacturer license from a third party in Massachusetts for a cash purchase price of $2,750, of which $1,500 was paid at signing, and which total may be adjusted at closing, as provided in the Massachusetts Purchase Agreement. The licenses were not associated with active operations at signing and the transfer of each license is subject to regulatory review and approval, which the Company expects may occur within twelve months following the signing date. In conjunction with the Massachusetts Purchase Agreement, the parties also entered into a bridge loan which provides for the financing of certain covered expenses, at the sole discretion of the Company. This bridge loan bears interest based on the federal rate and, if not otherwise satisfied, is due on the fifth anniversary of the signing date. The parties also entered into an interim consulting services agreement, effective as of the signing date. The Company accounted for this transaction as an asset acquisition as of the signing date based on the provisions of the underlying agreements and allocated the cash consideration as the cost of the license acquired. The remaining $1,250 of the cash consideration is due on October 1, 2024 and is included as a sellers’ note within “Current portion of debt, net” on the unaudited Condensed Consolidated Balance Sheet as of March 31, 2024; refer to Note 11, “Debt,” for additional information. The Company has also agreed to assume the lease for the associated location and to reimburse the seller for the security deposit at final closing. The Company recognized a lease liability and ROU asset of $761 as of the signing date; refer to Note 10, “Leases,” for additional information regarding the Company’s leases. Direct transaction costs were not material.
Previous Asset Acquisitions
Ohio Patient Access
On August 12, 2022, the Company entered into a definitive agreement (the “Ohio Agreement”) that provides the Company the option to acquire 100% of the equity of Ohio Patient Access LLC (“OPA”), the holder of a license that grants it the right to operate three medical dispensaries in Ohio. The Ohio Agreement is subject to regulatory review and approval. Once regulatory approval is received, the Company may exercise the option, and the exercise is solely within the Company’s control. The Company may exercise the option until the fifth anniversary of the agreement date or can elect to extend the exercise period for an additional year. Under the Ohio Agreement, the Company will also acquire the real property of the three dispensary locations. OPA had not yet commenced operations as of the signing date, but subsequently opened two dispensaries in December 2023 and a third in January 2024. In conjunction with the Ohio Agreement, the parties also entered into a support services

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

agreement under which the Company is providing management and advisory services to OPA for a set monthly fee. The parties also entered into a working capital loan agreement under which the Company may, at its full discretion, loan OPA up to $10,000 for general working capital needs.
The purchase price per the Ohio Agreement consists of total cash consideration of $22,300. The Ohio Agreement also includes an earn-out provision of $7,300 that is dependent upon the commencement of adult-use cannabis sales in Ohio. The sellers may elect to receive the earn-out payment as either cash or shares of the Company’s Class A common stock, or a combination thereof. If the sellers elect to receive any or all of the payment in shares, the number of shares issued will be equal to the earn-out payment amount, or portion thereof, divided by the thirty-day volume weighted-average price of the Class A shares immediately preceding the date the earn-out provision is achieved. If the sellers elect to receive Class A shares for the earn-out, those shares would be issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.
The Company determined OPA is a VIE and the Company became the primary beneficiary as of the signing date; therefore, OPA is consolidated as a VIE. To account for the initial consolidation of OPA, management applied the acquisition method discussed above. The total estimated fair value of the transaction consideration was determined to be $24,132 and consists of the fair value of the cash consideration of $19,290 plus the initial estimated fair value of the contingent consideration of $4,842. Of the total cash consideration, $11,300 was funded at signing pursuant to note agreements and $11,000 is due at final closing (the “OPA Sellers’ Note”); refer to Note 11, “Debt,” for additional information. The license intangible asset acquired was determined to have an estimated fair value of $21,684 and the three properties had an estimated fair value of $2,448, which was determined using a market approach based on the total transaction consideration. The license is being amortized in accordance with the Company’s policy following the commencement of operations. During the third quarter of 2023, the Company recorded an acquisition-related deferred tax liability of $9,516, which was allocated to the estimated fair value of the license.
The estimated fair value of the contingent consideration was determined utilizing an income approach based on a probability-weighted estimate of the future payment discounted using the Company’s estimated incremental borrowing rate and is classified within Level 3 of the fair value hierarchy. As of March 31, 2024 and December 31, 2023, the estimated fair value of this contingent consideration was $6,810 and $6,670, respectively, and is included within “Accounts Payable and accrued liabilities” on the unaudited Condensed Consolidated Balance Sheets at March 31, 2024 and within “Other non-current liabilities” at December 31, 2023. The change in fair value during the three months ended March 31, 2024 is included within “General and administrative expenses” on the unaudited Condensed Consolidated Statement of Operations. The Company determined the fair value of any noncontrolling interest is de minimis. Refer to Note 8, “Variable Interest Entities,” for additional information regarding the Company’s VIEs.
Illinois Licenses
In August 2022, the Company entered into definitive agreements to acquire two additional licenses in Illinois. Neither of these licenses were associated with active operations at signing. These acquired licenses are being amortized in accordance with the Company’s policy as of the commencement of operations for each respective location, described below.
One transaction was entered on August 11, 2022 for total cash consideration of $5,500. The Company accounted for this transaction as an asset acquisition and allocated the cash consideration plus an acquisition-related deferred tax liability of $2,414 as the total cost of the license. Of the total cash consideration, $3,000 was paid at signing and $2,500 was due at final closing, which occurred in April 2024. The closing payment is included as a sellers’ note within “Current portion of debt, net” on the unaudited Condensed Consolidated Balance Sheets at March 31, 2024 and December 31, 2023; refer to Note 11, “Debt,” for additional information. Operations at the associated location commenced during the second quarter of 2023.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

The second transaction was entered on August 12, 2022 for total cash consideration of $5,600. The Company accounted for this transaction as an asset acquisition and allocated the cash consideration plus an acquisition-related deferred tax liability of $2,458 as the total cost of the license. The cash consideration will be paid at final closing and is included as a sellers’ note within “Current portion of debt, net” on the unaudited Condensed Consolidated Balance Sheets at March 31, 2024 and December 31, 2023; refer to Note 11, “Debt,” for additional information. The Company anticipates final closing may occur within the twelve months following the commencement of operations at the associated location, which began in December 2023.
5. INVENTORY
The components of inventory are as follows:

(in thousands)	March 31, 2024	December 31, 2023
Materials and supplies	$16,023	$16,824
Work in process	42,930	36,612
Finished goods	47,866	41,858
Total	$106,819	$95,294
Total compensation expense capitalized to inventory was $20,344 and $17,121 during the three months ended March 31, 2024 and 2023, respectively. At March 31, 2024 and December 31, 2023, $16,750 and $13,730, respectively, of compensation expense remained capitalized as part of inventory. The Company recognized, as a component of cost of goods sold, total write-downs of $474 and $3,942 during the three months ended March 31, 2024 and 2023, respectively, related to net realizable value adjustments, expired products, and obsolete packaging. These amounts are included within “Other” on the unaudited Condensed Consolidated Statements of Cash Flows.
6. NOTES RECEIVABLE

(in thousands)	March 31, 2024	December 31, 2023
MMNY - working capital loan(1)	$2,422	$2,422
Massachusetts Note(2)	584	147
Maryland Loan Receivable(3)	—	10,547
Total	$3,006	$13,116
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
(2)In May 2022 the Company issued a secured promissory note to a retail dispensary license holder in Massachusetts providing up to $3,500 of funding, which note was amended in December 2023 (the “Massachusetts Note”). As amended, the Massachusetts Note bears interest at a rate of 12.5% per annum, which is to be paid monthly beginning in January 2024, and principal is to be repaid monthly commencing in December 2024 based on a period of twenty-four months, with the remainder due at the December 1, 2025 revised maturity date. A total of $3,500 is outstanding under the Massachusetts Note as of March 31, 2024 and December 31, 2023, of which $584 and $147, respectively, is included in “Notes receivable” on the unaudited Condensed Consolidated Balance Sheets and of which $2,916 and $3,353, respectively, is included in “Other noncurrent assets.” The borrower may prepay the outstanding principal amount, plus accrued interest thereon. Borrowings under the Massachusetts Note are secured by the assets of the borrower. In April 2024, the Massachusetts Note was amended to increase the principal to $4,100 and the additional payment was funded at that time. The borrower is partially owned by an entity that is managed, in part, by one of the founders of the Company. Additionally, the Company transacts with the retail dispensary in the ordinary course of business.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

(3)In June 2023 the Company purchased, at par, $12,027 of the principal of a loan (the “Maryland Loan Receivable”), outstanding pursuant to a loan agreement with a cannabis license holder in Maryland (the “Maryland Loan Agreement”), plus the associated interest receivable. The Maryland Loan Agreement had an original maturity date of August 1, 2026, required monthly repayments equal to 10.0% of the outstanding balance (including paid-in-kind interest), and could be prepaid subject to a customary make-whole payment or prepayment penalty, as applicable. Mandatory prepayments were required from the proceeds of certain events. The Maryland Loan Agreement provided for a base interest rate of 12.0% plus LIBOR (LIBOR floor of 1.0%) and a paid-in-kind interest rate of 4.5%. Following the replacement of LIBOR, effective July 1, 2023, the LIBOR component of the interest rate transitioned to the secured overnight financing rate (“SOFR”) plus an alternative reference rate committee (“ARRC”) standard adjustment.
The Company recorded the Maryland Loan Receivable at an amortized cost basis of $12,622. A total of $595 of transaction-related expenses were capitalized as part of the amortized cost basis and were being amortized to interest income over the term. The Company identified certain events of default and covenant violations, including non-payment, and provided an acceleration notice during the second quarter of 2023 that declared all amounts due and payable. As such, during 2023 the Company established a reserve of $1,804 for potential collectability.
In March 2024 the borrower refinanced the borrowings underlying the Maryland Loan Agreement with a third-party lender (the “Maryland Refinancing”). In conjunction with the Maryland Refinancing, the borrower’s obligations to the Company under the Maryland Loan Agreement were settled. As part of this settlement, the Company received a cash payment of $8,100. Additionally, the parties entered into a supply agreement that provides for the Company to receive $6,000 of inventory products from the borrower, based on market prices, over the course of three years, with a maximum of $500 per quarter. Of this total receivable, $2,000 is included within “Other current assets” and $3,016 is included within “Other noncurrent assets” on the unaudited Condensed Consolidated Balance Sheet as of March 31, 2024. The discount on the noncurrent portion was calculated utilizing the Company’s estimated incremental borrowing rate as of the agreement date and will be accreted to interest income over the agreement term. The discount is included within “General and administrative expenses” on the unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2024 and within “Other” on the unaudited Condensed Consolidated Statements of Cash Flows. No inventory was supplied under this agreement during the three months ended March 31, 2024. The total settlement value, excluding the discount, approximated the obligations outstanding under the Maryland Loan Receivable, including $2,859 of past due interest that was outstanding as of December 31, 2023 and was included within “Other current assets” on the unaudited Condensed Consolidated Balance Sheet as of that date.
Additionally, a total of $3,976 is outstanding at March 31, 2024 related to a promissory note issued to the owner of a property that the Company is leasing, of which $171 and $3,805 is included in “Other current assets” and “Other noncurrent assets,” respectively, on the unaudited Condensed Consolidated Balance Sheets. At December 31, 2023, $4,018 was outstanding, of which $170 and $3,848 is included in “Other current assets” and “Other noncurrent assets,” respectively, on the unaudited Condensed Consolidated Balance Sheets.
No impairment losses on notes receivable were recognized during the three months ended March 31, 2024 or 2023.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

7. PROPERTY AND EQUIPMENT
Property and equipment consists of the following:

(in thousands)	March 31, 2024	December 31, 2023
Leasehold improvements	$198,173	$192,807
Furniture, fixtures, and equipment	73,066	71,474
Buildings	72,659	72,204
Construction in progress	5,460	6,511
Land	5,242	5,242
Property and equipment, gross	354,600	348,238
Less: accumulated depreciation	89,301	80,156
Property and equipment, net	$265,299	$268,082
Total depreciation expense was $9,145 and $8,146 during the three months ended March 31, 2024 and 2023, respectively, and total depreciation expense capitalized to inventory was $6,563 and $6,170, respectively. At March 31, 2024 and December 31, 2023, $4,987 and $5,510, respectively, of depreciation expense remained capitalized as part of inventory.
The table above includes equipment with a gross value of $2,321 as of each of March 31, 2024 and December 31, 2023 and accumulated amortization of $688 and $549, respectively, that the Company is renting under finance leases pursuant to a master lease agreement that was entered into in June 2022 and allows for an aggregate of $15,000 of such leases. Refer to Note 10, “Leases,” for additional information regarding our lease arrangements.
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

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

Recent Transactions
January 2024 Loan Agreement
In January 2024, the Company entered into a loan agreement pursuant to which the Company may provide, at its sole discretion, up to $2,500 of financing to a third party (the “January 2024 Loan Agreement”). The January 2024 Loan Agreement contains certain provisions and restrictive covenants that provide the Company with operational and financial influence over the underlying entity and also provides the Company with financial distributions based on the underlying associated results of operations. Additionally, the January 2024 Loan Agreement provides the Company with conversion options to obtain 35% of the equity interests of the borrower upon the initial funding (which occurred in January 2024) and up to an additional 65% of the remaining equity interest of the borrower at any time through October 2033, subject to certain provisions and regulatory approvals. The Company determined that the terms and provisions of the January 2024 Loan Agreement create a variable interest in the third-party entity and met the criteria for consolidation as of such date. The third-party entity received a conditional license approval for one dispensary in New Jersey that was determined to have a fair value of $1,050, which approximated the fair value of the non-controlling interest held by the third-party member as of the effective date. The net loss attributable to the non-controlling interest was not significant during the three months ended March 31, 2024.
Borrowings under the January 2024 Loan Agreement bear interest at a rate of 20.0% per annum and are secured by substantially all of the assets and equity interests of the third party. The January 2024 Loan Agreement provides for customary events of default, contains certain covenants and other restrictions, and provides for a default penalty of an additional 6.0% interest. Borrowings are due on the sixth anniversary of the January 2024 Loan Agreement, which may be extended by two additional two-year periods, and prepayment is permitted with prior written notice. Since the entity is consolidated as a VIE, the intercompany activity related to the January 2024 Loan Agreement is eliminated in consolidation.
February 2024 Loan Agreement
In February 2024, the Company entered into a loan agreement pursuant to which the Company may provide, at its sole discretion, up to $3,750 of financing to a third party (the “February 2024 Loan Agreement”). The parties also entered into a support services agreement under which the Company will provide management and advisory services for a set monthly fee. The terms of the February 2024 Loan Agreement contain certain provisions and restrictive covenants that provide the Company with operational and financial influence over the underlying entity. The February 2024 Loan Agreement provides the Company with the option to convert the outstanding balance into equity interests of the borrower, up to 100%, as may be permissible by applicable regulations at such time. The Company determined that the terms and provisions of the February 2024 Loan Agreement and support services agreement create a variable interest in the third-party entity and met the criteria for consolidation as of such date. The entity held no assets at the time the agreements were entered into and the non-controlling interest was determined to have a de minimis fair value as of that date.
Borrowings under the February 2024 Loan Agreement bear interest at a rate of 20.0% per annum and are secured by substantially all of the assets of the borrower. The February 2024 Loan Agreement provides for customary events of default, contains certain covenants and other restrictions, and provides for a default penalty of an additional 5.0% interest. The February 2024 Loan Agreement matures ten years from issuance, but may be extended if not otherwise converted prior to maturity, with borrowings and interest not due until such time. Since the entity is consolidated as a VIE, the intercompany activity related to the February 2024 Loan Agreement and the related support services agreement is eliminated in consolidation.
In April 2024, the third party entered into interim management services agreements (“MSAs”) with two distressed dispensaries in Illinois. Pursuant to these MSAs, the third party will advise on certain business, operational, and financial matters for a monthly fee while the parties finalize asset purchase agreements to acquire the underlying dispensaries for a total anticipated purchase price of approximately $10,000, to be finalized as applicable. The Company anticipates amending the February 2024 Loan Agreement to provide funding for this transaction.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

Financial Information
The following tables present the summarized financial information about the Company’s consolidated VIEs which are included in the unaudited Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023 and in the unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023, as applicable. The underlying entities were determined to be VIEs since the Company possesses the power to direct the significant activities of the VIEs and has the obligation to absorb losses or the right to receive benefits from the VIEs. The information below excludes intercompany balances and activity that eliminate in consolidation.

(in thousands)	March 31, 2024	December 31, 2023
Current assets	$9,764	$585
Other noncurrent assets	47,748	44,722
Current liabilities	1,422	25,460
Noncurrent liabilities	9,278	9,516
Deficit	(5,247)	(3,476)

	Three Months Ended March 31,
(in thousands)	2024	2023
Revenue, net	$704	$—
Net loss	(1,771)	(598)
9. INTANGIBLE ASSETS AND GOODWILL

(in thousands)	March 31, 2024	December 31, 2023
Intangible Assets
Licenses and permits	$254,667	$250,867
In-place leases	19,963	19,963
Trade names	380	380
	275,010	271,210
Accumulated amortization:
Licenses and permits	(40,768)	(34,427)
In-place leases	(15,500)	(14,951)
Trade names	(380)	(380)
	(56,648)	(49,758)

Total intangible assets, net	$218,362	$221,452

Goodwill	$47,538	$47,538
Amortization expense related to intangible assets was $6,890 and $6,151 during the three months ended March 31, 2024 and 2023, respectively, and total amortization expense capitalized to inventory was $754 and $735, respectively. At March 31, 2024 and December 31, 2023, $1,094 and $916, respectively, of amortization expense remained capitalized as part of inventory.
No impairment indicators were noted during the three months ended March 31, 2024 or 2023 and, as such, we did not record any impairment charges during either period.

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
The components of lease assets and lease liabilities and their classification on the unaudited Condensed Consolidated Balance Sheets were as follows:

(in thousands)	Classification	March 31, 2024	December 31, 2023
Lease assets
Operating leases	Operating lease right-of-use assets	$132,905	$130,556
Finance leases	Property and equipment, net	1,633	1,772
Total lease assets		$134,538	$132,328

Lease liabilities
Current liabilities
Operating leases	Operating lease liabilities, current	$4,166	$3,660
Finance leases	Current portion of debt, net	513	496
Noncurrent liabilities
Operating leases	Operating lease liabilities, noncurrent	262,699	261,087
Finance leases	Long-term debt, net	1,061	1,196
Total lease liabilities		$268,439	$266,439

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

The components of lease costs and classification within the unaudited Condensed Consolidated Statements of Operations were as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Operating lease costs
Capitalized to inventory	$9,133	$8,227
General and administrative expenses	873	340
Total operating lease costs	$10,006	$8,567

Finance lease costs
Amortization of leased assets(1)	$139	$74
Interest on lease liabilities	55	36
Total finance lease costs	$194	$110
(1)Included as a component of depreciation expense within “General and administrative expenses” on the accompanying unaudited Condensed Consolidated Statements of Operations.
At March 31, 2024 and December 31, 2023, $7,054 and $6,028, respectively, of lease costs remained capitalized in inventory.
The following table presents information on short-term and variable lease costs:

	Three Months Ended March 31,
(in thousands)	2024	2023
Total short-term and variable lease costs	$1,065	$1,135
Sublease income generated during the three months ended March 31, 2024 and 2023 was immaterial.
The following table includes supplemental cash and non-cash information related to our leases:

	Three Months Ended March 31,
(in thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$10,028	$8,604
Operating cash flows from finance leases	55	36
Financing cash flows from finance leases	118	63
ROU assets obtained in exchange for new lease obligations
Operating leases	$2,569	$13,571
Finance leases	—	351

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

The following table summarizes the weighted-average remaining lease term and discount rate:

	March 31, 2024	December 31, 2023
Weighted-average remaining term (years)
Operating leases	14.0	14.3
Finance leases	2.8	3.0
Weighted-average discount rate
Operating leases	15.1%	15.1%
Finance leases	13.7%	13.7%
The amounts of future undiscounted cash flows related to the lease payments over the lease terms and the reconciliation to the present value of the lease liabilities as recorded on our unaudited Condensed Consolidated Balance Sheet as of March 31, 2024 are as follows:

(in thousands)	Operating Lease Liabilities	Finance Lease Liabilities
Remainder of 2024	$30,673	$520
2025	41,908	693
2026	42,256	572
2027	43,389	103
2028	44,563	—
Thereafter	480,321	—
Total lease payments	683,110	1,888
Less: imputed interest	416,245	314
Present value of lease liabilities	$266,865	$1,574
Sale Leaseback Transactions
The following table presents cash payments due under transactions that did not qualify for sale leaseback treatment. The cash payments are allocated between interest and liability reduction, as applicable. The “sold” assets remain within land, buildings, and leasehold improvements, as appropriate, for the duration of the lease and a financing liability equal to the amount of proceeds received is recorded within “Long-term debt, net” on the accompanying unaudited Condensed Consolidated Balance Sheets.

(in thousands)	Remainder of 2024	2025	2026	2027	2028	Thereafter	Total
Cash payments due under financing liabilities	$1,828	$2,525	$2,599	$2,676	$2,755	$6,722	$19,105

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

11. DEBT

(in thousands)	March 31, 2024	December 31, 2023
2021 Credit Facility(1)	$275,000	$275,000
Sellers’ notes(2)	19,442	18,591
Finance liabilities(3)	18,100	18,100
Financing Agreement(4)	1,865	1,766
Finance leases(5)	1,574	1,692
Total debt	$315,981	$315,149

Current portion of debt, net	$21,820	$11,148

Long-term debt	294,161	304,001
Less: unamortized deferred financing costs	5,463	6,436
Long-term debt, net	$288,698	$297,565
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
The Company is required to comply with two financial covenants under the 2021 Credit Agreement. The Company may not permit its liquidity (defined as unrestricted cash and cash equivalents pledged under the 2021 Credit Facility plus any future revolving credit availability) to be below $20,000 as of the last day of any fiscal quarter. Additionally, the Company may not permit the ratio of Consolidated EBITDA (as defined in the 2021 Credit Agreement) to consolidated cash interest expense for any period of four consecutive fiscal quarters to be less than 2.50:1.00. The Company has a customary equity cure right for each of these financial covenants. The Company is in compliance with these covenants as of March 31, 2024.
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
In April 2024, the 2021 Credit Agreement was amended to permit the Company to initiate, from time to time and at its discretion, a “Dutch Auction” pursuant to which it may issue a tender offer to existing lenders to re-purchase and retire their loans at a specified discount to par. No such re-purchase has occurred as of the date of filing of this Form 10-Q.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

(2)Sellers’ notes consist of amounts owed for acquisitions or other purchases. A total of $8,100 is outstanding related to the acquisition of two licenses in Illinois, which total is included in “Current portion of debt, net” at March 31, 2024 and December 31, 2023. Sellers’ notes also includes the OPA Sellers’ Note which had balance of $10,032 included in “Current portion of debt, net” at March 31, 2024 and $9,705 that was included within “Long-term debt, net” at December 31, 2023. The $11,000 OPA Sellers’ Note was recorded net of a discount of $3,010 that was calculated utilizing the Company’s estimated incremental borrowing rate based on the anticipated close date that is being accreted to interest expense over the expected term. Additionally, sellers’ notes includes $1,310 related to the Massachusetts Purchase Agreement entered into during 2024, which is included within “Current portion of debt, net” at March 31, 2024. Refer to Note 4, “Acquisitions,” for additional information regarding these transactions.
During the three months ended March 31, 2024, we repaid $786 of sellers’ notes related to the former owners of a previous non-controlling interest, which was included in “Current portion of debt, net” on the unaudited Condensed Consolidated Balance Sheet at December 31, 2023.
(3)Finance liabilities related to failed sale leaseback transactions. See Note 10, “Leases,” for additional information.
(4)In December 2022, the Company received $19,364 pursuant to a financing agreement with a third-party lender (the “Financing Agreement”). The Company assigned to the lender its interests in an employee retention tax credit claim (the “ERTC Claim”) that it submitted in November 2022 totaling approximately $22,794. If the Company does not receive the ERTC Claim, in whole or in part, the Company is required to repay the related portion of the funds received plus interest of 10% accrued from the date of the Financing Agreement through the repayment date. The Financing Agreement does not have a stated maturity date and the discount is being accreted to interest expense over an expected term. The Company’s obligations under the Financing Agreement will be satisfied upon receipt of the ERTC Claim, in full, or other full repayment. The total claim amount of $22,794 was recognized during the second quarter of 2023. A total of $1,964 of the ERTC Claim remains outstanding as of March 31, 2024 and December 31, 2023, which receivable is included in “Other current assets” on the unaudited Condensed Consolidated Balance Sheets, and the balance outstanding under the Financing Agreement is included in “Current portion of debt, net.”
(5)Liabilities related to finance leases. See Note 10, “Leases,” for additional information.
Debt Maturities
At March 31, 2024, the following cash payments are payable under our debt arrangements:

(in thousands)	Remainder of 2024	2025	Total
Sellers’ notes(1)	$9,410	$11,000	$20,410
Term note maturities	—	275,000	275,000
(1)Certain cash payments include an interest accretion component. The timing of certain payments may vary based on regulatory approval of the underlying transactions.
Interest Expense
Interest expense during the three months ended March 31, 2024 and 2023 consisted of the following:

	Three Months Ended March 31,
(in thousands)	2024	2023
Cash interest	$6,496	$6,450
Accretion	1,399	1,919
Interest on financing liabilities(1)	588	570
Interest on finance leases	55	36
Total	$8,538	$8,975
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
The following table summarizes the total shares of Class A common stock and Class B common stock outstanding as of March 31, 2024 and December 31, 2023:

(in thousands)	March 31, 2024	December 31, 2023
Shares of Class A common stock	211,430	206,810
Shares of Class B common stock	65	65
Total	211,495	206,875
Warrants
The following table summarizes the warrants activity during the three months ended March 31, 2024:

	Number of Warrants (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Exercise Period (years)	Aggregate Intrinsic Value (in thousands)(1)
Outstanding, December 31, 2023	4,568	$3.33	2.3	$—
Outstanding, March 31, 2024(2)	4,568	$3.33	2.0	$—
(1)Based on the amount by which the closing market price of our Class A common stock exceeds the exercise price on each date indicated.
(2)The warrants outstanding as of March 31, 2024 are equity-classified instruments, are subject to customary anti-dilution adjustments, and are stand-alone instruments. The fair value per warrant was calculated at issuance using a Black-Scholes model and ranged from $0.06 to $0.84. Significant assumptions used in the calculations included volatility ranging from 70.0% to 87.5% and risk-free rates ranging from 0.3% to 4.2%. No warrants were exercised during the three months ended March 31, 2024.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

13. EQUITY-BASED COMPENSATION EXPENSE
Equity Incentive Plans
The Company adopted an incentive plan in November 2020 (the “2020 Plan”) which authorized the issuance of incentive common unit options and restricted common units (collectively, “Awards”). The maximum number of Awards to be issued under the 2020 Plan is 10,031 and any Awards that expire or are forfeited may be re-issued. As of March 31, 2024, a total of 9,994 Awards had been granted under the 2020 Plan and, as of March 31, 2024, there are no remaining unvested Awards and no remaining unrecognized compensation cost associated with these Awards. The Awards issued generally vested over two or three years and the estimated fair value of the Awards at issuance was recognized as compensation expense over the related vesting period.
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
On March 9, 2023, the Company’s board of directors unanimously approved, subject to stockholder approval, an amendment to the 2021 Plan (the “Amendment” and together with the 2021 Plan, the “Amended 2021 Plan”) to increase the maximum number of shares of Class A common stock available for issuance under the Amended 2021 Plan to an amount not to exceed 10% of the total number of issued and outstanding shares of Class A common stock, on a non-diluted basis, as constituted on the grant date of an award pursuant to the Amended 2021 Plan. On May 5, 2023, the stockholders of the Company voted to approve the Amendment. As of March 31, 2024, there were 2,575 shares of Class A common stock available for grant for future equity-based compensation awards under the Amended 2021 Plan. Activity related to awards issued under the Amended 2021 Plan is further described below. As of March 31, 2024, no SAR Awards and no RSAs had been granted under the Amended 2021 Plan.
Stock Options
The following table summarizes stock option activity during the three months ended March 31, 2024:

	Options Outstanding
(in thousands, except per share amounts)	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value(1)
Outstanding, December 31, 2023	4,010	$1.80	3.9	$353
Forfeited	(33)	1.58
Expired	(125)	4.10
Outstanding, March 31, 2024	3,852	$1.73	3.8	$1,037
Exercisable at March 31, 2024	2,141	$1.86	3.7	$603
(1)Based on the amount by which the closing market price of our Class A common stock exceeds the exercise price on each date indicated.
No options were exercised during the three months ended March 31, 2024. Total unrecognized stock-based compensation expense related to unvested options was $1,210 as of March 31, 2024, which is expected to be recognized over a weighted-average remaining period of 2.5 years.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

Restricted Stock Units
The following table summarizes the RSU activity during the three months ended March 31, 2024:

	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value per Share
Unvested, December 31, 2023	12,021	$2.15
Granted(1)	9,863	1.29
Vested(1)(2)	(7,053)	2.78
Forfeited	(115)	1.67
Unvested, March 31, 2024	14,716	$1.28
(1)Includes RSUs issued for the 2023 annual performance bonus that vested at issuance with a value of $3,304, of which $2,838 is included in “Accounts payable and accrued liabilities” on the unaudited Condensed Consolidated Balance Sheet at December 31, 2023, with the remainder reflected as a change in estimate that is included within “General and administrative expenses” on the unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2024.
(2)Includes 2,433 vested shares that were withheld to cover tax obligations and were subsequently cancelled.
As of March 31, 2024, total unrecognized compensation cost related to the RSUs was $16,616, which is expected to be recognized over a weighted-average remaining period of 3.3 years.
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
(1)The market price of the Company’s Class A common stock must exceed the target price per share for 30 days during a 60-day period.
In addition to the time-based vesting condition and market conditions, which must both be met and were not achieved as of March 31, 2024, continued service to the Company is required as of the date the conditions are satisfied. The grant date fair value of the August 2023 Grant was calculated using a Monte Carlo simulation, which inputs included a volatility rate of 107.7%, a risk-free rate of 4.0%, a market price of $0.65 per share on the grant date, and an expected term of 9 years. The total fair value of the August 2023 Grant was $2,177 and will be recognized as compensation expense over the requisite service period, which, for this award, is the longer of the explicit, implicit, and derived service period. The total fair value of the August 2023 Grant will be recognized regardless of whether the market conditions are satisfied, provided that the requisite service period has been completed. As of March 31, 2024, the total unrecognized compensation expense related to the August 2023 Grant was $1,716, which is expected to be recognized over a weighted-average period of 2.5 years.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

Compensation Expense by Type of Award
The following table details the equity-based compensation expense by type of award for the periods presented:

	Three Months Ended March 31,
(in thousands)	2024	2023
RSUs	$9,725	$4,328
Stock Options	991	177
Restricted Common Shares	—	50
Total equity-based compensation expense	$10,716	$4,555
Of the total equity-based compensation expense, $4,247 and $1,600 was capitalized to inventory during the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024 and December 31, 2023, $4,004 and $1,968, respectively, remained capitalized in inventory. During the three months ended March 31, 2024 and 2023, we recognized $6,469 and $2,955, respectively, within “General and administrative expenses” on the unaudited Condensed Consolidated Statements of Operations and we recognized $2,211 and $50, respectively, within “Cost of goods sold.”
Employee Stock Purchase Plan
In July 2021, the Company also adopted an employee stock purchase plan (the “2021 ESPP”), pursuant to which 4,000 shares of Class A common stock are reserved for issuance thereunder, subject to certain adjustments and other terms. No shares have been issued under the 2021 ESPP as of March 31, 2024.
14. INCOME TAXES

	Three Months Ended March 31,
($ in thousands)	2024	2023
Loss before income taxes	$(5,653)	$(8,455)
Income tax expense	12,510	10,017
Effective tax rate	(221.3)%	(118.5)%

Gross profit	$52,037	$35,704
Effective tax rate on gross profit	24.0%	28.1%
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
Effective during the second quarter of 2023, Illinois and New Jersey, two states in which the Company has significant operations, began permitting cannabis businesses to deduct ordinary and necessary business expenses from gross profit for state tax purposes. As such, the effective tax rate for the three months ended March 31, 2024 reflects a benefit from this change and varies from the effective tax rate for the three months ended March 31, 2023.

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
The Company has recorded an uncertain tax liability for uncertain tax positions primarily related to the treatment of certain transactions and deductions under IRC Section 280E based on legal interpretations that challenge the Company’s tax liability under IRC Section 280E. These uncertain tax positions are included within “Other non-current liabilities” on the unaudited Condensed Consolidated Balance Sheets. The following table shows a reconciliation of the beginning and ending amount of unrecognized tax benefits:

Three Months Ended March 31, 2024
Balance, December 31, 2023	$72,955
Additions for tax positions related to the current year	13,001
Additions for tax positions related to prior years	2,762
Balance, March 31, 2024	$88,718
A total of $8,186 of interest and penalties is accrued for the uncertain tax positions as of March 31, 2024, which includes $2,762 related to the current year and $5,424 for prior years. If favorably resolved, the unrecognized tax benefits would decrease the Company’s effective tax rate. The Company does not anticipate its unrecognized tax benefits to be resolved in the next twelve months and anticipates that the total amount of unrecognized tax benefits may change within the next twelve months for additional uncertain tax positions taken on a go-forward basis.
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
Through the acquisition of Story of PA CR, LLC (“Story of PA”) in April 2022, the Company is party to a research collaboration agreement with the Geisinger Commonwealth School of Medicine (“Geisinger”), a Pennsylvania Department of Health-Certified Medical Marijuana Academic Clinical Research Center, through which to which the Company will help fund clinical research to benefit the patients of Pennsylvania. A total of up to $10,000 of additional funding may be provided pursuant to the research collaboration agreement and is expected to be funded over the course of the ten years following the transaction date based on a percentage of annual revenues associated with the underlying operations, of which none has been funded to date. This additional $10,000 is included within “Other non-current liabilities” on the unaudited Condensed Consolidated Balance Sheets at March 31, 2024 and December 31, 2023.
Legal and Other Matters
The Company’s operations are subject to a variety of local and state regulations. Failure to comply with one or more of those regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company ceasing operations. While management believes that the Company is in compliance with applicable local and state regulations as of March 31, 2024 in all material respects, cannabis regulations continue to evolve and are subject to differing interpretations, and accordingly, the Company may be subject to regulatory fines, penalties, or restrictions in the future.

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
The Company may be, from time to time, subject to various administrative, regulatory, and other legal proceedings arising in the ordinary course of business. Contingent liabilities associated with legal proceedings are recorded when a liability is probable and the contingent liability can be estimated. We do not accrue for contingent losses that, in our judgment, are considered to be reasonably possible but not probable. At March 31, 2024 there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on our consolidated results of operations, other than as disclosed below.
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
On February 21, 2024, the current counsel-of-record for MedMen filed an order to show cause with the Court seeking leave to withdraw as counsel and stay proceedings for thirty days to permit MedMen time to obtain new counsel. On March 20, 2024, the Court granted such withdrawal motion and appointed April 25, 2024 as the deadline for MedMen to obtain new counsel, which, as of the date of filing of this Form 10-Q, had not occurred.
On April 26, 2024, MedMen announced that it made an assignment into bankruptcy pursuant to Canada’s Bankruptcy and Insolvency Act on April 24, 2024 and B. Riley Farber Inc. was appointed as its bankruptcy trustee. In addition, MedMen announced that MedMen’s wholly owned subsidiary, MM CAN USA, Inc., a California corporation, was placed into receivership in the Los Angeles Superior Court, Santa Monica Division on April 23, 2024 to effectuate an orderly dissolution and liquidation of its California-based assets. MedMen further announced that it intends to initiate additional receivership proceedings in those U.S. states where MM CAN USA, Inc. controls or owns assets, through which the operations and assets of MedMen’s subsidiaries will be dissolved or liquidated pursuant to applicable laws in the United States.
During the year ended December 31, 2022, following the Company’s decision to no longer consummate the contemplated transactions, the Company established an estimated reserve of $3,700 related to the remaining amounts that it has been actively pursuing collecting. During the three months ended March 31, 2024, the Company increased the estimated reserve by $2,703, which is included within “General and administrative expenses” on the unaudited Condensed Consolidated Statements of Operations and within “Other” on the unaudited Condensed Consolidated Statements of Cash Flows. The total estimated reserve is included within “Other current assets” on the unaudited Condensed Consolidated Balance Sheets at March 31, 2024 and December 31, 2023.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

Other Matter
In April 2021, the Company, through a subsidiary, entered into a settlement agreement with TVP, LLC, TVP Grand Rapids, LLC and, TVP Alma, LLC (collectively, the “TVP Parties”) regarding a dispute related to a purchase agreement for the Company’s potential acquisition of certain real estate properties in Michigan. As part of that settlement, the Company issued historical equity units to the TVP Parties to be held in the name of an escrow agent (the “Escrow Units”). The Escrow Units were fully issued and outstanding as of the settlement date and were to remain in the escrow account until such time as the TVP Parties exercised an option to hold the Escrow Units directly (the “Put Option”), which could be exercised for three years. Upon their exercise of the Put Option, the Escrow Units were to be released to the TVP Parties and the TVP Parties would transfer to the Company the equity interests of the entities that hold three real estate properties to be acquired. In February 2024, the TVP Parties notified the Company that they were exercising the Put Option. The transfer is in process and is expected to be completed during the second quarter of 2024. The Company currently operates dispensaries at these locations pursuant to lease agreements. The underlying properties were determined to have a fair value of $5,400 as of the settlement date, which was included within “Other noncurrent assets” on the unaudited Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023 and will be re-classified to “Property and equipment, net” as of the transfer date.
16. RELATED PARTY TRANSACTIONS
There were no significant related party transactions during the three months ended March 31, 2024, other than as disclosed in Note 6, “Notes Receivable.”
17. SUPPLEMENTAL INFORMATION
The following table presents supplemental information regarding our other current assets:

(in thousands)	March 31, 2024	December 31, 2023
Prepaid expenses	$6,299	$7,270
Deposits and other receivables	6,002	9,302
Tenant improvement allowance	500	1,010
Construction deposits	300	569
Other	314	1,493
Total	$13,415	$19,644
The following table presents supplemental information regarding our accounts payable and accrued liabilities:

(in thousands)	March 31, 2024	December 31, 2023
Accounts payable	$36,419	$34,687
Accrued payroll and related expenses	16,970	21,306
Acquisition-related liabilities	6,810	—
Fixed asset purchases	4,409	5,738
Other	5,470	9,381
Total	$70,078	$71,112

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

The following table presents supplemental information regarding our general and administrative expenses:

	Three Months Ended March 31,
(in thousands)	2024	2023
Compensation	$23,699	$16,488
Depreciation and amortization	8,718	7,392
Rent and utilities	5,268	4,511
Professional services	3,770	3,372
Insurance	1,555	1,419
Marketing	981	1,014
Gain on sale of assets	(11)	(442)
Other	5,482	1,695
Total	$49,462	$35,449
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following management discussion and analysis, which we refer to as the “MD&A,” of the financial condition and results of operations of Ascend Wellness Holdings, Inc. (the “Company,” “AWH,” or “Ascend”) is for the three months ended March 31, 2024 and 2023. It is supplemental to, and should be read in conjunction with, the unaudited condensed consolidated financial statements, and the accompanying notes thereto, (the “Financial Statements”) appearing elsewhere in this Quarterly Report on Form 10-Q (the “Quarterly Report” or “Form 10-Q”) and our Annual Report on Form 10-K for the year ended December 31, 2023 (the “Annual Report”), which has been filed with the United States Securities and Exchange Commission (“SEC”) and with the relevant Canadian securities regulatory authorities under its profile on the System for Electronic Document Analysis and Retrieval Plus (“SEDAR+”). The Financial Statements and Annual Report were prepared in accordance with accounting principles generally accepted in the United States of America, which we refer to as “U.S. GAAP.”
The following discussion should be read in conjunction with, and is qualified in its entirety by, the Financial Statements. The discussion in this section contains both historical information and forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, and forward-looking information, within the meaning of applicable Canadian securities laws, (collectively, “forward-looking statements”) that involve risks and uncertainties. Generally, forward-looking statements may be identified by the use of forward-looking terminology such as “plans,” “expects,” “does not expect,” “proposed,” “is expected,” “budgets,” “scheduled,” “estimates,” “forecasts,” “intends,” “anticipates,” “does not anticipate,” “believes,” or variations of such words and phrases, or by the use of words or phrases which state that certain actions, events, or results may, could, would, or might occur or be achieved. There can be no assurance that such forward-looking statements will prove to be accurate, and actual results and future events could differ materially from those anticipated in such forward-looking statements. Forward-looking statements are subject to known and unknown risks, uncertainties, and other factors that may cause the actual results, level of activity, performance, or achievements of the Company to be materially different from those or implied by such forward-looking statements. Readers are further cautioned not to place undue reliance on forward-looking statements as there can be no assurance that the plans, intentions, or expectations upon which they are placed will occur. Forward-looking statements in this MD&A are expressly qualified by this cautionary statement. See “Forward-Looking Statements” for more information.
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
Since our formation, we have expanded our operational footprint, primarily through acquisitions, and, as of March 31, 2024, had direct or indirect operations or financial interests in seven United States geographic markets: Illinois, Maryland, Massachusetts, Michigan, New Jersey, Ohio, and Pennsylvania. While we have been successful in opening facilities and dispensaries, we expect continued growth to be driven by opening new operational facilities and dispensaries under our current licenses, expansion of our current facilities, and increased consumer demand. We currently employ approximately 2,400 people.
Our consumer products portfolio is generated primarily from plant material that we grow and process ourselves. As of March 31, 2024, we produce our consumer packaged goods in seven manufacturing facilities with 250,000 square feet of total canopy. During the three months ended March 31, 2024, we sold approximately 46,000 pounds of wholesale product, on a gross basis, compared to 28,000 pounds during the three months ended March 31, 2023. In January 2024, we entered into a definitive agreement to acquire a cultivation license and a manufacturer license that we intend to use at a second cultivation site in Massachusetts to further expand our production capacity in that market. We expect to add 15,000 square feet of total additional canopy with the additional site following our planned build out, which is underway, and anticipate the transaction will close by mid-2024. Our product portfolio consists of a range of cannabis product categories including flower, pre-rolls, concentrates, vapes, edibles, and other cannabis-related products. As of March 31, 2024, we have 36 open and operating Company-owned retail locations and expect to have 39 by the end of 2024. Our new store opening plans are flexible and will ultimately depend on market conditions, local licensing, construction, and other regulatory permissions. We are also pursuing opportunities to partner with social equity license holders to expand our presence in various states. All of our expansion plans are subject to capital allocations decisions, the evolving regulatory environment, and the general economic environment.
Recent Developments
Business Developments
The Company continues to meaningfully expand its operations and reach across the markets in which it operates. Some of the highlights achieved during the quarter include:
•opening two additional medical dispensaries, including an Ohio flagship location in Cincinnati and one additional dispensary in Pennsylvania;
•entering into a definitive agreement to acquire a cultivation license and a manufacturer license for use at a second cultivation site in Massachusetts, as further discussed below, to expand our production capacity in that market, which expansion is underway;
•generating $3,900 of net cash from operating activities, as further described in “Liquidity and Capital Resources.”

Recent and Pending Transactions
Massachusetts Cultivation
In January 2024, the Company entered into a definitive agreement (the “Massachusetts Purchase Agreement”) to purchase a cultivation and manufacturer license from a third party in Massachusetts for a cash purchase price of $2,750, of which $1,500 was paid at signing, and which total may be adjusted at closing as provided in the Massachusetts Purchase Agreement. The licenses were not associated with active operations at signing and the transfer of each license is subject to regulatory review and approval, which the Company expects may occur within twelve months following the signing date. In conjunction with the Massachusetts Purchase Agreement, the parties also entered into a bridge loan which provides for the financing of certain covered expenses, at the sole discretion of the Company. This bridge loan bears interest based on the federal rate and, if not otherwise satisfied, is due on the fifth anniversary of the signing date. The parties also entered into an interim consulting services agreement, effective as of the signing date. The Company accounted for this transaction as an asset acquisition as of the signing date based on the provisions of the underlying agreements and allocated the cash consideration as the cost of the license acquired. The remaining $1,250 of the cash consideration is due on October 1, 2024 and is included as a sellers’ note within “Current portion of debt, net” on the unaudited Condensed Consolidated Balance Sheet in the Financial Statements as of March 31, 2024. The Company has agreed to assume the lease for the associated location and to reimburse the seller for the security deposit at final closing. The Company recognized a lease liability and right-of-use (“ROU”) asset of $761 as of the signing date. Refer to Note 4, “Acquisitions,” in the Financial Statements for additional information related to this transaction and to Note 10, “Leases,” for additional information regarding the Company’s leases.
Ohio Patient Access
On August 12, 2022, the Company entered into a definitive agreement (the “Ohio Agreement”) that provides the Company the option to acquire 100% of the equity of Ohio Patient Access LLC (“OPA”), the holder of a license that grants it the right to operate three medical dispensaries in Ohio. The Ohio Agreement remains subject to regulatory review and approval. Once regulatory approval is received, the Company may exercise the option, and the exercise is solely within the Company’s control. The Company may exercise the option until the fifth anniversary of the agreement date or can elect to extend the exercise period for an additional year. Under the Ohio Agreement, the Company will also acquire the real property of the three dispensary locations. OPA had not yet commenced operations as of the signing date, but subsequently opened two dispensaries in December 2023 and a third in January 2024. The Company determined OPA is a variable interest entity (“VIE”) and the Company became the primary beneficiary as of the signing date; therefore, OPA is consolidated as a VIE. Refer to Note 8, “Variable Interest Entities,” in the Financial Statements for additional information regarding the Company’s VIEs and refer to Note 4, “Acquisitions,” in the Financial Statements for additional information related to this transaction.
Illinois Licenses
In August 2022, the Company entered into definitive agreements to acquire two additional licenses in Illinois for combined total cash consideration of $11,100. Operations at one of the locations commenced during the second quarter of 2023 and the final closing occurred in April 2024. Operations at the second location commenced during the fourth quarter of 2023; final closing is pending regulatory approval, which the Company anticipates may occur by the end of 2024. Refer to Note 4, “Acquisitions,” in the Financial Statements for additional information related to these transactions.

Variable Interest Entities
January 2024 Loan Agreement
In January 2024, the Company entered into a loan agreement pursuant to which the Company may provide, at its sole discretion, up to $2,500 of financing to a third party (the “January 2024 Loan Agreement”). The January 2024 Loan Agreement contains certain provisions and restrictive covenants that provide the Company with operational and financial influence over the underlying entity and also provides the Company with financial distributions based on the underlying associated results of operations. Additionally, the January 2024 Loan Agreement provides the Company with conversion options to obtain 35% of the equity interests of the borrower upon the initial funding (which occurred in January 2024) and up to an additional 65% of the remaining equity interest of the borrower at any time through October 2033, subject to certain provisions and regulatory approvals. The Company determined that the terms and provisions of the January 2024 Loan Agreement create a variable interest in the third-party entity and met the criteria for consolidation as a VIE as of such date. The third-party entity received a conditional license approval for one dispensary in New Jersey that was determined to have a fair value of $1,050, which approximated the fair value of the non-controlling interest held by the third-party as of the effective date. Since the entity is consolidated as a VIE, the intercompany activity related to the January 2024 Loan Agreement is eliminated in consolidation. Refer to Note 8, “Variable Interest Entities,” in the Financial Statements for additional information regarding this transaction and the Company’s variable interest entities.
February 2024 Loan Agreement
In February 2024, the Company entered into a loan agreement pursuant to which the Company may provide, at its sole discretion, up to $3,750 of financing to a third party (the “February 2024 Loan Agreement”). The parties also entered into a support services agreement under which the Company will provide management and advisory services for a set monthly fee. The terms of the February 2024 Loan Agreement contain certain provisions and restrictive covenants that provide the Company with operational and financial influence over the underlying entity. The February 2024 Loan Agreement provides the Company with the option to convert the outstanding balance into equity interests of the borrower, up to 100%, as may be permissible by applicable regulations at such time. The Company determined that the terms and provisions of the February 2024 Loan Agreement and support services agreement create a variable interest in the third-party entity and met the criteria for consolidation as a VIE as of such date. The entity held no assets at the time the agreements were entered into and the non-controlling interest was determined to have a de minimis fair value as of that date. Since the entity is consolidated as a VIE, the intercompany activity related to the February 2024 Loan Agreement and the related support services agreement is eliminated in consolidation.
In April 2024, the third party entered into interim management services agreements (“MSAs”) with two distressed dispensaries in Illinois. Pursuant to these MSAs, the third party will advise on certain business, operational, and financial matters for a monthly fee while the parties finalize asset purchase agreements to acquire the underlying dispensaries for a total anticipated purchase price of approximately $10,000, to be finalized as applicable. The Company anticipates amending the February 2024 Loan Agreement to provide funding for this transaction.
Refer to Note 8, “Variable Interest Entities,” in the Financial Statements for additional information regarding this transaction and the Company’s variable interest entities.
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

Key Financial Highlights
•Revenue increased by $28,234, or 25%, during Q1 2024, as compared to Q1 2023, primarily driven by incremental revenue from acquisitions and expansion of our cultivation activities.
•Operating profit increased by $2,320 during Q1 2024, as compared to Q1 2023, primarily driven by a contribution from higher gross margin due to improved overhead utilization and expansion in certain markets.
•Net increase in cash and cash equivalents of $396 during the three months ended March 31, 2024, primarily driven by proceeds from the collection of a note receivable, lower payments associated with acquisitions, and a benefit from the timing and amount and the timing of payments related to working capital and operating activities, all partially offset by higher investments in capital assets.

RESULTS OF OPERATIONS
Three Months Ended March 31, 2024 Compared with the Three Months Ended March 31, 2023

	Three Months Ended March 31,
($ in thousands)	2024	2023	Increase / (Decrease)
Revenue, net	$142,410	$114,176	$28,234	25%
Cost of goods sold	(90,373)	(78,472)	11,901	15%
Gross profit	52,037	35,704	16,333	46%
Gross profit %	36.5%	31.3%
Operating expenses
General and administrative expenses	49,462	35,449	14,013	40%
Operating profit	2,575	255	2,320	NM*

Other income (expense)
Interest expense	(8,538)	(8,975)	(437)	(5)%
Other, net	310	265	45	17%
Total other expense	(8,228)	(8,710)	(482)	(6)%
Loss before income taxes	(5,653)	(8,455)	(2,802)	(33)%
Income tax expense	(12,510)	(10,017)	2,493	25%
Net loss	$(18,163)	$(18,472)	$(309)	(2)%
*Not meaningful
Revenue
Revenue increased by $28,234, or 25%, during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. Our revenue growth was primarily driven by $16,523 of incremental revenue from acquisitions, which includes $9,404 from the Devi Maryland acquisition that occurred during the second quarter of 2023 and a benefit from store openings in 2024 and late 2023 associated with previously acquired licenses. Additionally, we recognized $15,774 of incremental net revenue from our wholesale operations, primarily driven by expansion across the markets in which we operate, particularly in New Jersey and Massachusetts. These increases were partially offset by a decrease of $4,063 across our legacy locations, primarily in Illinois and New Jersey due to increased competition in those markets. During the three months ended March 31, 2024, we sold approximately 46,000 pounds of wholesale product, on a gross basis, compared to 28,000 pounds during the three months ended March 31, 2023.
Cost of Goods Sold and Gross Profit
Cost of goods sold increased by $11,901, or 15%, during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. Cost of goods sold represents direct and indirect expenses attributable to the production of wholesale products as well as direct expenses incurred in purchasing products from other wholesalers. Gross profit for the three months ended March 31, 2024 was $52,037, representing a gross margin of 36.5%, compared to gross profit of $35,704 and gross margin of 31.3% for the three months ended March 31, 2023. Gross margin for the current quarter benefited from improved utilization at our Massachusetts and New Jersey cultivation facilities and expansion in those markets. The current period included $474 of write-downs of certain inventory items, compared with total write-downs of $3,942 in the prior period, primarily driven by pricing pressure in the prior year.

General and Administrative Expenses
General and administrative expenses increased by $14,013, or 40%, during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. The increase was primarily driven by:
•a $7,211 increase in total compensation expense, including $3,514 of higher equity-based compensation expense;
•a $2,703 increase in an estimated reserve related to certain amounts associated with a previous transaction (refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Legal Matters–MedMen NY Litigation” for additional information);
•a $1,326 increase in depreciation and amortization expense due to $720 of incremental amortization of licenses from prior year acquisitions and $606 of incremental depreciation expense associated with a larger average balance of fixed assets in service; and
•$984 recognized as a discount on a long-term receivable.
Interest Expense
Interest expense decreased by $437, or 5%, during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, primarily driven by lower non-cash interest accretion due to a lower average balance outstanding under a financing agreement. During the three months ended March 31, 2024, the Company had a weighted-average outstanding debt balance of $315,325 with a weighted-average interest rate of 9.5%, excluding finance leases, compared to a weighted-average debt balance of $335,104 during the three months ended March 31, 2023 with a weighted-average interest rate of 9.9%.
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
The internal revenue services has taken the position that cannabis companies are subject to the limitations of Internal Revenue Code (“IRC”) Section 280E, under which such companies are only allowed to deduct expenses directly related to the sales of product. This results in permanent differences between ordinary and necessary business expenses deemed non-allowable under IRC Section 280E and those allowed for financial statement reporting purposes (“book-to-tax” differences). Cannabis companies operating in states that align their tax codes with IRC Section 280E are also unable to deduct ordinary and necessary business expenses for state tax purposes. Ordinary and necessary business expenses deemed non-deductible under IRC Section 280E are treated as permanent book-to-tax differences. Therefore, the effective tax rate on income realized by cannabis companies can be highly variable and may not necessarily correlate with pre-tax income or loss. As of March 31, 2024, the Company recorded an uncertain tax liability totaling $88,718 for uncertain tax positions related to the treatment of certain transactions and deductions under IRC Section 280E based on legal interpretations that challenge the Company’s tax liability under IRC Section 280E. Refer to Note 14, “Income Taxes,” in the Financial Statements for additional information.

The statutory federal tax rate was 21% during both periods. During the three months ended March 31, 2024 the Company had operations in seven U.S. geographic markets: Illinois, Maryland, Massachusetts, Michigan, New Jersey, Ohio, and Pennsylvania, which have state tax rates ranging from 6% to 11.5%. Certain states, including Illinois, Maryland, Michigan, and New Jersey, do not align with IRC Section 280E for state tax purposes and permit the deduction of ordinary and necessary business expenses from gross profit in the calculation of state taxable income. There have been no material changes to income tax matters in connection with the normal course of our operations during the current year.
Income tax expense was $12,510, or 24.0%, of gross profit, during the three months ended March 31, 2024, as compared to $10,017, or 28.1%, of gross profit, during the three months ended March 31, 2023. The effective tax rate on gross profit for the three months ended March 31, 2024 benefited from an incremental impact attributable to the tax accounting treatment of certain acquired intangible assets and an incremental benefit from a change in state tax legislation in Illinois and New Jersey that was effective during the second quarter of 2023 that resulted in a higher deduction of ordinary and necessary business expenses and thereby reduced taxable income. These benefits were partially offset by higher penalties and interest due on tax payments.

NON-GAAP FINANCIAL MEASURES
We define “Adjusted Gross Profit” as gross profit excluding non-cash inventory costs, which include depreciation and amortization included in cost of goods sold, equity-based compensation included in cost of goods sold, start-up costs included in cost of goods sold, and other non-cash inventory adjustments. We define “Adjusted Gross Margin” as Adjusted Gross Profit as a percentage of net revenue. Our “Adjusted EBITDA” is a non-GAAP measure used by management that is not defined by U.S. GAAP and may not be comparable to similar measures presented by other companies. We define “Adjusted EBITDA Margin” as Adjusted EBITDA as a percentage of net revenue. Management calculates Adjusted EBITDA as the reported net income or loss, adjusted to exclude: income tax expense, other (income) expense, interest expense, depreciation and amortization, depreciation and amortization included in cost of goods sold, non-cash inventory adjustments, equity-based compensation, equity-based compensation included in cost of goods sold, start-up costs, start-up costs included in cost of goods sold, transaction-related and other non-recurring expenses, and gain or loss on sale of assets. Accordingly, management believes that Adjusted EBITDA provides meaningful and useful financial information, as this measure demonstrates the operating performance of the business. Non-GAAP financial measures may be considered in addition to the results prepared in accordance with U.S. GAAP, but they should not be considered a substitute for, or superior to, U.S. GAAP results.
The following table presents Adjusted Gross Profit for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
($ in thousands)	2024	2023
Gross Profit	$52,037	$35,704
Depreciation and amortization included in cost of goods sold	7,662	6,327
Equity-based compensation included in cost of goods sold	2,211	50
Start-up costs included in cost of goods sold(1)	—	1,570
Non-cash inventory adjustments(2)	474	3,942
Adjusted Gross Profit	$62,384	$47,593
Adjusted Gross Margin	43.8%	41.7%
(1)Incremental expenses associated with the expansion of activities at our cultivation facilities that are not yet operating at scale, including excess overhead expenses resulting from delays in regulatory approvals at certain cultivation facilities.
(2)Consists of write-offs of expired products, obsolete packaging, and net realizable value adjustments related to certain inventory items.

The following table presents Adjusted EBITDA for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
($ in thousands)	2024	2023
Net loss	$(18,163)	$(18,472)
Income tax expense	12,510	10,017
Other, net	(310)	(265)
Interest expense	8,538	8,975
Depreciation and amortization	16,380	13,719
Non-cash inventory adjustments(1)	474	3,942
Equity-based compensation	8,680	3,005
Start-up costs(2)	494	2,036
Transaction-related and other non-recurring expenses(3)	3,883	793
Gain on sale of assets	(11)	(442)
Adjusted EBITDA	$32,475	$23,308
Adjusted EBITDA Margin	22.8%	20.4%
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
(3)Legal and professional fees associated with litigation matters, potential acquisitions, other regulatory matters, and other non-recurring expenses. The three months ended March 31, 2024 and 2023 include a fair value adjustment related to an acquisition earn-out of $140 and $491, respectively. The three months ended March 31, 2024 also includes a reserve of $2,703 related to certain amounts associated with a previous transaction and $984 recognized as a discount on a noncurrent receivable.

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
As of March 31, 2024 and December 31, 2023, we had total current liabilities of $103,435 and $92,686, respectively, and total current assets of $232,042 and $228,860, respectively, which includes cash and cash equivalents of $72,904 and $72,508, respectively, to meet our current obligations. As of March 31, 2024, we had working capital of $128,607, compared to $136,174 as of December 31, 2023.
Approximately 90% of our cash and cash equivalents balance as of each of March 31, 2024 and December 31, 2023 is on deposit with banks, credit unions, or other financial institutions. We have not experienced any material impacts related to banking restrictions applicable to cannabis businesses. Our cash and cash equivalents balance is not restricted for use by VIEs.
As reflected in the Financial Statements, we had an accumulated deficit as of March 31, 2024 and December 31, 2023, as well as a net loss for the three months ended March 31, 2024 and 2023, which are indicators that raise substantial doubt of our ability to continue as a going concern. Management believes that substantial doubt of our ability to continue as a going concern for at least one year from the issuance of our Financial Statements has been alleviated due to: (i) cash on hand and (ii) continued growth of sales from our consolidated operations. Management plans to continue to access capital markets for additional funding through debt and/or equity financings to supplement future cash needs, as may be required. However, management cannot provide any assurances that the Company will be successful in accomplishing its business plans. If we are unable to raise additional capital on favorable terms, if at all, whenever necessary, we may be forced to decelerate or curtail certain of our operations until such time as additional capital becomes available.

Credit Facility
In August 2021, we entered into a credit agreement with a group of lenders (the “2021 Credit Agreement”) that provided for an initial term loan of $210,000, which was borrowed in full. The 2021 Credit Agreement provided for an expansion feature that allowed us to request an increase in the term loan outstanding up to $275,000 if the existing lenders (or other lenders) agreed to provide such additional term loans. During the second quarter of 2022, we borrowed an additional $65,000 of incremental term loans through this expansion feature (the “2022 Loans” and, together with the initial term loan, the “2021 Credit Facility”) for total borrowings of $275,000 outstanding as of March 31, 2024. The 2021 Credit Facility matures on August 27, 2025 and does not require scheduled principal amortization payments. Borrowings under the 2021 Credit Facility bear interest at a rate of 9.5% per annum, payable quarterly. The proceeds from the initial term loan under the 2021 Credit Facility were used, in part, to prepay certain then-outstanding debt obligations and, together with the 2022 Loans, fund working capital and general corporate matters, including, but not limited to, growth investments, acquisitions, capital expenditures, and other strategic initiatives.
Mandatory prepayments are required following certain events, including the proceeds of indebtedness that is not permitted under the agreement, asset sales, and casualty events, subject to customary reinvestment rights. We may prepay the 2021 Credit Facility at any time, subject to a customary make-whole payment or prepayment penalty, as applicable. Once repaid, amounts borrowed under the 2021 Credit Facility may not be re-borrowed. We may request an extension of the maturity date for 364 days, which the lenders may grant at their discretion.
We are required to comply with two financial covenants under the 2021 Credit Agreement. Liquidity (defined as unrestricted cash and cash equivalents pledged under the 2021 Credit Facility plus any future revolving credit availability) may not be below $20,000 as of the last day of any fiscal quarter, and we may not permit the ratio of Consolidated EBITDA (as defined in the 2021 Credit Agreement) to consolidated cash interest expense for any period of four consecutive fiscal quarters to be less than 2.50:1.00. The Company has a customary equity cure right for each of these financial covenants. The Company is in compliance with these covenants as of March 31, 2024.
In April 2024, the 2021 Credit Agreement was amended to permit the Company to initiate, from time to time and at its discretion, a “Dutch Auction” pursuant to which it may issue a tender offer to existing lenders to re-purchase and retire their loans at a specified discount to par. No such re-purchase has occurred as of the date of filing of this Form 10-Q.
Refer to Note 11, “Debt,” in the Financial Statements for additional information regarding the Company’s debt transactions.
Financing Agreement
In December 2022, we received $19,364 pursuant to a financing agreement with a third-party lender (the “Financing Agreement”). The Company assigned to the lender its interests in the employee retention tax credit claim (the “ERTC Claim”) that it submitted in November 2022 totaling approximately $22,794. If the Company does not receive the ERTC Claim, in whole or in part, the Company is required to repay the related portion of the funds received plus interest of 10% accrued from the date of the Financing Agreement through the repayment date. The Financing Agreement does not have a stated maturity date and the discount is being accreted to interest expense over an expected term. The Company’s obligations under the Financing Agreement will be satisfied upon receipt of the ERTC Claim, in full, or other full repayment. The total claim amount of $22,794 was recognized as a component of “Other, net” on the unaudited Condensed Consolidated Statements of Operations in the Financial Statements during the year ended December 31, 2023. A total of $1,964 of the ERTC Claim remains outstanding as of March 31, 2024 and December 31, 2023, which receivable is included in “Other current assets” on the unaudited Condensed Consolidated Balance Sheets, and the balance outstanding under the Financing Agreement is included in “Current portion of debt, net.” Refer to Note 11, “Debt,” in the Financial Statements for additional information.

Cash Flows

	Three Months Ended March 31,
(in thousands)	2024	2023
Net cash provided by operating activities	$3,900	$5,778
Net cash used in investing activities	(1,988)	(5,679)
Net cash used in financing activities	(1,516)	(949)
Operating Activities
Net cash provided by operating activities decreased by $1,878 during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, primarily driven by the timing of payments to suppliers and vendors and other working capital payments.
Investing Activities
Net cash used in investing activities decreased by $3,691 during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, primarily due to collection of a note receivable and lower payments associated with acquisitions, partially offset by higher capital expenditures.
Financing Activities
Net cash used in financing activities increased by $567 during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, primarily due to higher cash remittances of taxes withheld under equity-based compensation plans.
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
The following table summarizes the Company’s material future contractual obligations as of March 31, 2024:

(in thousands)	Commitments Due by Period
Contractual Obligations	Total	Remainder of 2024	2025 - 2026	2027 - 2028	Thereafter
Term notes(1)	$275,000	$—	$275,000	$—	$—
Fixed interest related to term notes(2)	36,790	19,683	17,107	—	—
Sellers’ Notes(3)	20,410	9,410	11,000	—	—
Finance arrangements(4)	19,105	1,828	5,124	5,431	6,722
Operating leases(5)	683,110	30,673	84,164	87,952	480,321
Finance leases(5)	1,888	520	1,265	103	—
Total	$1,036,303	$62,114	$393,660	$93,486	$487,043
(1)Principal payments due under our term notes payable. Refer to Note 11, “Debt,” in the Financial Statements for additional information.
(2)Represents fixed interest rate payments on borrowings under the 2021 Credit Facility based on the principal outstanding at March 31, 2024. Interest payments could fluctuate based on prepayments or additional amounts borrowed.

(3)Consists of amounts owed for acquisitions or other purchases. Certain cash payments include an interest accretion component, and the timing of certain payments may vary based on regulatory approval. Refer to Note 11, “Debt,” in the Financial Statements for additional information.
(4)Reflects our contractual obligations to make future payments under non-cancelable operating leases that did not meet the criteria to qualify for sale leaseback treatment. Refer to Note 10, “Leases,” in the Financial Statements for additional information.
(5)Reflects our contractual obligations to make future payments under non-cancelable leases. Refer to Note 10, “Leases,” in the Financial Statements for additional information.
The table above excludes certain amounts related to recent and pending acquisitions, including the potential $7,300 earn-out payment related to the OPA acquisition that is dependent upon the commencement of adult-use cannabis sales in Ohio; refer to Note 4, “Acquisitions,” in the Financial Statements for additional information related to this transaction. The table above also excludes up to a total of $10,000 that we expect to fund under a research collaboration agreement associated with a prior acquisition. This funding will be based on a percentage of annual revenue through April 2031, unless satisfied earlier, and no related funding has occurred to date.
As of the date of this filing, we do not have any off-balance sheet arrangements, as defined by applicable regulations of the SEC, that have, or are reasonably likely to have, a material current or future effect on the results of our operations or financial condition, including, and without limitation, such considerations as liquidity and capital resources.
Capital Expenditures
We anticipate capital expenditures, net of tenant improvement allowances, of approximately $35,000 to $40,000 during the remainder of 2024. Changes to this estimate could result from the timing of various project start dates, which are subject to local and regulatory approvals, as well as capital allocation considerations. Spending at our cultivation and processing facilities includes: construction; purchase of capital equipment such as extraction equipment, heating, ventilation, and air conditioning equipment, and other manufacturing equipment; general maintenance; and information technology capital expenditures. Dispensary-related capital expenditures includes construction costs for the initial build-out of each location, general maintenance costs, and upgrades to existing locations.
During the remainder of 2024, we expect to complete the build out of three additional dispensaries in Pennsylvania, complete certain projects at the dispensaries acquired in Maryland during 2023, and fund certain expansion projects across our retail operations. We also anticipate completing certain projects across our cultivation facilities, including the build out of a second cultivation facility in Massachusetts, in addition to other enhancements and general maintenance activities across our portfolio. Management expects to fund capital expenditures primarily by utilizing cash flows from operations.
As of March 31, 2024, our construction in progress (“CIP”) balance was $5,460 and relates to capital spending on projects that were not yet complete. This balance includes amounts related to: the expansion of our New Jersey cultivation facility, certain projects at our Michigan and Illinois cultivation facilities, and other projects across our dispensaries and cultivation facilities.
Other Matters
Equity Incentive Plans
The Company’s current stock incentive plan, as amended, (the “Amended 2021 Plan”), authorizes the issuance of options, stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”), and other stock-based awards (collectively the “2021 Plan Awards”). The Amended 2021 Plan provides for a maximum number of shares of Class A common stock available for issuance to not exceed 10% of the total number of issued and outstanding shares of Class A common stock, on a non-diluted basis, as constituted on the grant date of a plan award. As of March 31, 2024, there were 2,575 shares of Class A common stock available for grant for future awards under the Amended 2021 Plan.

During the three months ended March 31, 2024, the Company granted a total of 9,863 RSUs under the Amended 2021 Plan. As of March 31, 2024, a total of 33,692 RSUs have been granted under the Amended 2021 Plan, of which 14,716 are unvested. Total unrecognized compensation cost related to the RSUs was $16,616 as of March 31, 2024, which is expected to be recognized over a weighted-average remaining period of 3.3 years.
As of March 31, 2024, a total of 3,852 stock option awards are outstanding under the Amended 2021 Plan, of which 2,141 are exercisable. No options were granted or exercised during the three months ended March 31, 2024. The outstanding options have a remaining weighted-average contractual life of 3.8 years as of March 31, 2024 and total unrecognized stock-based compensation expense related to unvested options was $1,210, which is expected to be recognized over a weighted-average remaining period of 2.5 years.
Additionally, a total of 4,000 RSUs that were granted outside of the Amended 2021 Plan remain outstanding as of March 31, 2024. These RSUs were granted pursuant to an employment agreement and vest upon the later of the second anniversary of the related employment and the achievement of certain stock price targets, which were not met as of March 31, 2024. Refer to Note 13, “Equity-Based Compensation Expense,” in the Financial Statements for additional information.
Total equity-based compensation expense was $10,716 and $4,555 during the three months ended March 31, 2024 and 2023, respectively, of which $4,247 and $1,600, respectively, was capitalized to inventory. As of March 31, 2024 and December 31, 2023, $4,004 and $1,968, respectively, remained capitalized in inventory. During the three months ended March 31, 2024 and 2023, we recognized $6,469 and $2,955, respectively, within “General and administrative expenses” on the unaudited Condensed Consolidated Statements of Operations in the Financial Statements and recognized $2,211 and $50, respectively, within “Cost of goods sold.”
In July 2021, the Company adopted an employee stock purchase plan (the “2021 ESPP”), pursuant to which 4,000 shares of Class A common stock are reserved for issuance thereunder, subject to certain adjustments and other terms. As of March 31, 2024, no shares have been issued under the 2021 ESPP.
Refer to Note 13, “Equity-Based Compensation Expense,” in the Financial Statements for additional information regarding the Company’s equity awards and equity-based compensation expense.
Lease-Related Transactions
Refer to Note 10, “Leases,” in the Financial Statements for information regarding the Company’s leases and lease-related transactions.
Loan Receivable
In June 2023, the Company purchased, at par, $12,027 of the principal of a loan (the “Maryland Loan Receivable”), outstanding pursuant to a loan agreement with a cannabis license holder in Maryland (the “Maryland Loan Agreement”), plus the associated interest receivable. The Maryland Loan Agreement had an original maturity date of August 1, 2026, required monthly repayments equal to 10.0% of the outstanding balance (including paid-in-kind interest), and could be prepaid subject to a customary make-whole payment or prepayment penalty, as applicable. Mandatory prepayments were required from the proceeds of certain events. The Maryland Loan Agreement provided for a base interest rate of 12.0% plus LIBOR (LIBOR floor of 1.0%) and a paid-in-kind interest rate of 4.5%. Following the replacement of LIBOR, effective July 1, 2023, the LIBOR component of the interest rate transitioned to the secured overnight financing rate (“SOFR”) plus an alternative reference rate committee (“ARRC”) standard adjustment.
The Company recorded the Maryland Loan Receivable at an amortized cost basis of $12,622. A total of $595 of transaction-related expenses were capitalized as part of the amortized cost basis and were being amortized to interest income over the term. The Company identified certain events of default and covenant violations, including non-payment, and provided an acceleration notice during the second quarter of 2023 that declared all amounts due and payable. As such, during the year ended December 31, 2023 the Company established a reserve of $1,804 for potential collectability.

In March 2024, the borrower refinanced the borrowings underlying the Maryland Loan Agreement with a third-party lender (the “Maryland Refinancing”). In conjunction with the Maryland Refinancing, the borrower’s obligations to the Company under the Maryland Loan Agreement were settled. As part of this settlement, the Company received a cash payment of $8,100. Additionally, the parties entered into a supply agreement that provides for the Company to receive $6,000 of inventory products from the borrower, based on market prices, over the course of three years, with a maximum of $500 per quarter. Of this total receivable, $2,000 is included within “Other current assets” and $3,016 is included within “Other noncurrent assets” on the unaudited Condensed Consolidated Balance Sheet in the Financial Statements as of March 31, 2024. The discount on the noncurrent portion was calculated utilizing the Company’s estimated incremental borrowing rate as of the agreement date and will be accreted to interest income over the agreement term. The discount is included within “General and administrative expenses” on the unaudited Condensed Consolidated Statements of Operations in the Financial Statements for the three months ended March 31, 2024 and within “Other” on the unaudited Condensed Consolidated Statements of Cash Flows. No inventory was supplied under this agreement during the three months ended March 31, 2024. The total settlement value approximated the obligations outstanding under the Maryland Loan Receivable, including $2,859 of past due interest that was outstanding as of December 31, 2023 and was included within “Other current assets” on the unaudited Condensed Consolidated Balance Sheet as of that date.
Refer to Note 6, “Notes Receivable,” in the Financial Statements for additional information regarding the Maryland Loan Receivable and the Company’s other notes receivable.
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
On February 21, 2024, the current counsel-of-record for MedMen filed an order to show cause with the Court seeking leave to withdraw as counsel and stay proceedings for thirty days to permit MedMen time to obtain new counsel. On March 20, 2024, the Court granted such withdrawal motion and appointed April 25, 2024 as the deadline for MedMen to obtain new counsel, which, as of the filing of this Form 10-Q, had not occurred.
On April 26, 2024, MedMen announced that it made an assignment into bankruptcy pursuant to Canada’s Bankruptcy and Insolvency Act on April 24, 2024 and B. Riley Farber Inc. was appointed as its bankruptcy trustee. In addition, MedMen announced that MedMen’s wholly owned subsidiary, MM CAN USA, Inc., a California corporation, was placed into receivership in the Los Angeles Superior Court, Santa Monica Division on April 23, 2024 to effectuate an orderly dissolution and liquidation of its California-based assets. MedMen further announced that it intends to initiate additional receivership proceedings in those U.S. states where MM CAN USA, Inc. controls or owns assets, through which the operations and assets of MedMen’s subsidiaries will be dissolved or liquidated pursuant to applicable laws in the United States.
During the year ended December 31, 2022, following the Company’s decision to no longer consummate the contemplated transactions, the Company established an estimated reserve of $3,700 related to the remaining amounts that it has been actively pursuing collecting. During the three months ended March 31, 2024, the Company increased the estimated reserve by $2,703, which is included within “General and administrative expenses” on the unaudited Condensed Consolidated Statements of Operations in the Financial Statements and within “Other” on the unaudited Condensed Consolidated Statements of Cash Flows. The total estimated reserve is included within “Other current assets” on the unaudited Condensed Consolidated Balance Sheets at March 31, 2024 and December 31, 2023.

Other Matter
In April 2021, the Company, through a subsidiary, entered into a settlement agreement with TVP, LLC, TVP Grand Rapids, LLC and, TVP Alma, LLC (collectively, the “TVP Parties”) regarding a dispute related to a purchase agreement for the Company’s potential acquisition of certain real estate properties in Michigan. As part of that settlement, the Company issued historical equity units to the TVP Parties to be held in the name of an escrow agent (the “Escrow Units”). The Escrow Units were fully issued and outstanding as of the settlement date and were to remain in the escrow account until such time as the TVP Parties exercised an option to hold the Escrow Units directly (the “Put Option”), which could be exercised for three years. Upon their exercise of the Put Option, the Escrow Units were to be released to the TVP Parties and the TVP Parties would transfer to the Company the equity interests of the entities that hold three real estate properties to be acquired. In February 2024, the TVP Parties notified the Company that they were exercising the Put Option. The transfer is in process and is expected to be completed during the second quarter of 2024. The Company currently operates dispensaries at these locations pursuant to lease agreements. The underlying properties were determined to have a fair value of $5,400 as of the settlement date, which was included within “Other noncurrent assets” on the unaudited Condensed Consolidated Balance Sheets in the Financial Statements as of March 31, 2024 and December 31, 2023 and will be re-classified to “Property and equipment, net” as of the transfer date.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our accompanying Financial Statements are prepared in accordance with U.S. GAAP, which requires us to make certain estimates in the application of our accounting policies based on the best assumptions, judgments, and opinions of our management. The Company’s significant accounting policies are described in Note 2, “Basis of Presentation and Significant Accounting Policies,” in the Financial Statements. For a description of our critical accounting policies, see Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report. There have been no significant changes to our critical accounting policies and estimates, except as disclosed in Note 2, “Basis of Presentation and Significant Accounting Policies,” in the Financial Statements.
Recently Adopted Accounting Standards and Recently Issued Accounting Pronouncements
For information about recently issued accounting standards that have not yet been adopted, see Note 2, “Basis of Presentation and Significant Accounting Policies,” to the Financial Statements.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are exposed in varying degrees to various market risks, including changes in interest rates, prices of raw materials, and other financial instrument related risks. There have been no material changes in our market risks from those disclosed in Item 7A., “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2023.
Liquidity Risk
Liquidity risk is the risk that we will not be able to meet our financial obligations associated with financial liabilities. We manage liquidity risk through the effective management of our capital structure. Our approach to managing liquidity is to ensure that we will have sufficient liquidity at all times to settle obligations and liabilities when due.
As reflected in the Financial Statements, the Company had an accumulated deficit as of March 31, 2024 and December 31, 2023, as well as a net loss for the three months ended March 31, 2024 and 2023, which are indicators that raise substantial doubt of our ability to continue as a going concern. Management believes that substantial doubt of our ability to continue as a going concern for at least one year from the issuance of our Financial Statements has been alleviated due to: (i) cash on hand and (ii) continued growth of sales from our consolidated operations. Management plans to continue to access capital markets for additional funding through debt and/or equity financings to supplement future cash needs, as may be required. However, management cannot provide any assurances that we will be successful in accomplishing our business plans. If we are unable to raise additional capital on favorable terms, if at all, whenever necessary, we may be forced to decelerate or curtail certain of our operations until such time as additional capital becomes available.
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
ITEM 1A. RISK FACTORS.
As of the date of this filing, there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, in response to Item 1A., “Risk Factors,” of Part I of the Annual Report.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
There have been no sales of unregistered securities during the quarter ended March 31, 2024, and from the period from April 1, 2024 to the filing date of this report, which have not been previously disclosed in a prior Quarterly Report on Form 10-Q or Current Report on Form 8-K.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
Securities Trading Plans of Directors and Executive Officers
During the three months ended March 31, 2024, none of our executive officers or directors adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

ITEM 6. EXHIBITS.
(a) EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Certificate of Incorporation	S-1	333-254800	3.4	April 23, 2021
3.2	Bylaws	S-1	333-254800	3.5	April 23, 2021
4.1	Specimen Stock Certificate evidencing the shares of common stock	S-1	333-254800	4.1	April 15, 2021
4.2	Form of Registration Rights Agreement	S-1	333-254800	4.2	April 23, 2021
4.3	Form of Warrant Agreement between Ascend Wellness Holdings, Inc. and each of the several lenders, dated June 30, 2022	10-Q	333-254800	4.5	August 15, 2022
10.1*#	Amendment No. 1 to Credit Agreement, dated April 12, 2024, by and among Ascend Wellness Holdings, Inc., group of lenders, and Acquiom Agency Services LLC, as administrative agent and collateral agent
10.2*†#	Employment Agreement between Ascend Wellness Holdings, Inc. and Abner Kurtin, dated March 29, 2024
10.3*†#	Employee Separation and Release Agreement between Ascend Wellness Holdings, Inc. and Abner Kurtin, dated March 29, 2024
10.4*†#	Employment Agreement between Ascend Wellness Holdings, Inc. and Francis Perullo, dated March 26, 2024
10.5*†#	Employee Separation and Release Agreement between Ascend Wellness Holdings, Inc. and Francis Perullo, dated March 26, 2024
31.1*	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32‡	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Label Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
#    Certain schedules and exhibits have been omitted in compliance with Regulation S-K Item 601(a)(5). The Company agrees to furnish a copy of any omitted schedule or exhibit to the SEC upon its request. Certain personal information has been redacted from this exhibit pursuant to Item 601(a)(6) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ascend Wellness Holdings, Inc.

May 8, 2024	/s/ Mark Cassebaum
Mark Cassebaum Chief Financial Officer (Principal Financial Officer)

May 8, 2024	/s/ Roman Nemchenko
Roman Nemchenko Executive Vice President, Chief Accounting Officer (Principal Accounting Officer)