Form 10-Q
period 2024-06-30
Ascend Wellness Holdings, Inc.
filed 2024-08-07
CIK 1756390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
44 Whippany Rd.
Suite 101
Morristown, NJ 07960
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 5, 2024, there were 214,266,801 shares of the registrant’s Class A common stock, par value $0.001, and 65,000 shares of the registrant’s Class B common stock, par value $0.001, outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.
ASCEND WELLNESS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except per share amounts)	June 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$83,713	$72,508
Accounts receivable, net	35,314	28,298
Inventory	103,829	95,294
Notes receivable	1,209	13,116
Other current assets	12,199	19,644
Total current assets	236,264	228,860
Property and equipment, net	269,699	268,082
Operating lease right-of-use assets	137,324	130,556
Intangible assets, net	216,153	221,452
Goodwill	50,032	47,538
Other noncurrent assets	19,891	23,062
TOTAL ASSETS	$929,363	$919,550

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$70,838	$71,112
Current portion of debt, net	19,762	11,148
Operating lease liabilities, current	4,762	3,660
Income taxes payable	816	—
Other current liabilities	6,878	6,766
Total current liabilities	103,056	92,686
Long-term debt, net	289,530	297,565
Operating lease liabilities, noncurrent	266,499	261,087
Deferred tax liabilities, net	30,267	35,745
Other non-current liabilities	122,468	89,595
Total liabilities	811,820	776,678
Commitments and contingencies (Note 15)
Stockholders' Equity
Preferred stock, $0.001 par value per share; 10,000 shares authorized, none issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Class A common stock, $0.001 par value per share; 750,000 shares authorized; 213,755 and 206,810 shares issued and outstanding at June 30, 2024 and December 31, 2023	215	207
Class B common stock, $0.001 par value per share, 100 shares authorized; 65 issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Additional paid-in capital	471,587	458,027
Accumulated deficit	(355,309)	(315,362)
Equity of Ascend Wellness Holdings, Inc. common stockholders	116,493	142,872
Non-controlling interests	1,050	—
Total stockholders' equity	117,543	142,872
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$929,363	$919,550
The accompanying notes are an integral part of the condensed consolidated financial statements.

ASCEND WELLNESS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2024	2023	2024	2023
Revenue, net	$141,536	$122,988	$283,946	$237,164
Cost of goods sold	(99,963)	(94,669)	(190,336)	(173,141)
Gross profit	41,573	28,319	93,610	64,023
Operating expenses
General and administrative expenses	43,095	36,304	92,557	71,753
Operating (loss) profit	(1,522)	(7,985)	1,053	(7,730)

Other (expense) income
Interest expense	(8,535)	(10,481)	(17,073)	(19,456)
Other, net	379	24,044	689	24,309
Total other (expense) income	(8,156)	13,563	(16,384)	4,853
(Loss) income before income taxes	(9,678)	5,578	(15,331)	(2,877)
Income tax expense	(12,106)	(4,737)	(24,616)	(14,754)
Net (loss) income	$(21,784)	$841	$(39,947)	$(17,631)

Net (loss) income per share attributable to Class A and Class B common stockholders — basic and diluted	$(0.10)	$—	$(0.19)	$(0.09)
Weighted-average common shares outstanding — basic and diluted	213,160	195,650	211,057	192,068

The accompanying notes are an integral part of the condensed consolidated financial statements.

ASCEND WELLNESS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Six Months Ended June 30, 2024
	Class A and Class B Common Stock		Attributable to Ascend Wellness Holdings, Inc. Common Stockholders
(in thousands)	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity	Non- Controlling Interests	Total
December 31, 2023	206,875	$207	$458,027	$(315,362)	$142,872	$—	$142,872
Vesting of equity-based payment awards	7,053	7	(7)	—	—	—	—
Equity-based compensation expense	—	—	13,554	—	13,554	—	13,554
Taxes withheld under equity-based compensation plans, net	(2,433)	(2)	(3,481)	—	(3,483)	—	(3,483)
Recognition of non-controlling interests	—	—	—	—	—	1,050	1,050
Net loss	—	—	—	(18,163)	(18,163)	—	(18,163)
March 31, 2024	211,495	$212	$468,093	$(333,525)	$134,780	$1,050	$135,830
Vesting of equity-based payment awards	3,712	4	(4)	—	—	—	—
Equity-based compensation expense	—	—	5,284	—	5,284	—	5,284
Taxes withheld under equity-based compensation plans, net	(1,387)	(1)	(1,786)	—	(1,787)	—	(1,787)
Net loss	—	—	—	(21,784)	(21,784)	—	(21,784)
June 30, 2024	213,820	$215	$471,587	$(355,309)	$116,493	$1,050	$117,543

	Six Months Ended June 30, 2023
	Class A and Class B Common Stock
(in thousands)	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
December 31, 2022	188,064	$188	$430,375	$(267,148)	$163,415
Vesting of equity-based payment rewards	2,023	2	(2)	—	—
Equity-based compensation expense	—	—	4,555	—	4,555
Taxes withheld under equity-based compensation plans, net	(521)	(1)	(536)	—	(537)
Net loss	—	—	—	(18,472)	(18,472)
March 31, 2023	189,566	$189	$434,392	$(285,620)	$148,961
Shares issued in private placement, net of offering expenses	9,859	10	6,990	—	7,000
Shares issued in acquisitions or asset purchases	5,185	5	4,765	—	4,770
Vesting of equity-based payment awards	382	1	(1)	—	—
Equity-based compensation expense	—	—	4,457	—	4,457
Taxes withheld under equity-based compensation plans, net	(102)	—	(74)	—	(74)
Net income	—	—	—	841	841
June 30, 2023	204,890	$205	$450,529	$(284,779)	$165,955
The accompanying notes are an integral part of the condensed consolidated financial statements.

ASCEND WELLNESS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(in thousands)	2024	2023
Cash flows from operating activities
Net loss	$(39,947)	$(17,631)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	32,061	29,264
Amortization of operating lease assets	965	531
Non-cash interest expense	2,796	5,280
Equity-based compensation expense	16,000	9,012
Deferred income taxes	(5,478)	(4,381)
Gain on sale of assets	(11)	(226)
Other	7,308	12,881
Changes in operating assets and liabilities, net of effects of acquisitions
Accounts receivable	(7,015)	(8,020)
Inventory	(8,723)	(2,698)
Other current assets	1,141	(7,136)
Other noncurrent assets	(218)	(667)
Accounts payable and accrued liabilities	(2,089)	3,390
Other current liabilities	112	(188)
Lease liabilities	(1,109)	(514)
Income taxes payable	40,361	12,278
Net cash provided by operating activities	36,154	31,175
Cash flows from investing activities
Additions to capital assets	(12,538)	(4,715)
Investments in notes receivable	(600)	(14,585)
Collection of notes receivable	8,264	164
Proceeds from sale of assets	11	15,000
Acquisition of businesses, net of cash acquired	(10,000)	(19,857)
Purchase of intangible assets	(4,000)	(943)
Net cash used in investing activities	(18,863)	(24,936)
Cash flows from financing activities
Proceeds from issuance of common stock in private placement	—	7,000
Repayments of debt	(786)	(19,092)
Repayments under finance leases	(240)	(147)
Taxes withheld under equity-based compensation plans, net	(5,060)	(100)
Net cash used in financing activities	(6,086)	(12,339)
Net increase (decrease) in cash, cash equivalents, and restricted cash	11,205	(6,100)
Cash, cash equivalents, and restricted cash at beginning of period	72,508	74,146
Cash, cash equivalents, and restricted cash at end of period	$83,713	$68,046

The accompanying notes are an integral part of the condensed consolidated financial statements.

ASCEND WELLNESS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED, UNAUDITED)

	Six Months Ended June 30,
(in thousands)	2024	2023
Supplemental Cash Flow Information
Interest paid	$12,992	$14,064
Income tax (refunds) payments, net	(10,250)	6,817

Non-cash investing and financing activities
Capital expenditures incurred but not yet paid	$4,230	$5,103
Taxes withheld under equity-based compensation plans, net	822	611
Non-controlling interest recognized upon initial consolidation of variable interest entities	1,050	—
Issuance of shares in business acquisitions	—	4,770
The accompanying notes are an integral part of the condensed consolidated financial statements.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

1. THE COMPANY AND NATURE OF OPERATIONS
Ascend Wellness Holdings, Inc., which operates through its subsidiaries (collectively referred to as “AWH,” “Ascend,” “we,” “us,” “our,” or the “Company”), is a vertically integrated multi-state operator in the United States cannabis industry. AWH owns, manages, and operates cannabis cultivation facilities and dispensaries in several states across the United States, including Illinois, Maryland, Massachusetts, Michigan, New Jersey, Ohio, and Pennsylvania. Our core business is the cultivation, manufacturing, and distribution of cannabis consumer packaged goods, which are sold through company-owned retail stores and to third-party licensed retail cannabis stores. AWH is headquartered in Morristown, New Jersey.
Shares of the Company’s Class A common stock are listed on the Canadian Securities Exchange (the “CSE”) under the ticker symbol “AAWH.U” and are quoted on the OTCQX® Best Market (the “OTCQX”) under the symbol “AAWH.”
2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with (i) United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information, and (ii) the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of our management, our unaudited condensed consolidated financial statements and accompanying notes (the “Financial Statements”) include all normal recurring adjustments that are necessary for the fair statement of the interim periods presented. Interim results of operations are not necessarily indicative of results for the full year, or any other period. The Financial Statements should be read in conjunction with our audited consolidated financial statements (and notes thereto) in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “Annual Report”), as filed with the United States Securities and Exchange Commission (“SEC”) and with the relevant Canadian securities regulatory authorities under its profile on the System for Electronic Document Analysis and Retrieval Plus (“SEDAR+”). Except as noted below, there have been no material changes to the Company’s significant accounting policies and estimates during the six months ended June 30, 2024.
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

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

Liquidity
As reflected in the Financial Statements, the Company had an accumulated deficit as of June 30, 2024 and December 31, 2023, as well as a net loss for the six months ended June 30, 2024 and 2023, which are indicators that raise substantial doubt of our ability to continue as a going concern. Management believes that substantial doubt of our ability to continue as a going concern for at least one year from the issuance of these Financial Statements has been alleviated due to: (i) cash on hand and (ii) continued growth of sales from our consolidated operations. Management plans to continue to access capital markets for additional funding through debt and/or equity financings to supplement future cash needs, as may be required. However, management cannot provide any assurances that the Company will be successful in accomplishing its business plans. If the Company is unable to raise additional capital whenever necessary, it may be forced to decelerate or curtail certain of its operations until such time as additional capital becomes available.
Cash and Cash Equivalents and Restricted Cash
As of June 30, 2024 and December 31, 2023, we did not hold significant restricted cash or cash equivalents.
Fair Value of Financial Instruments
During the six months ended June 30, 2024 and 2023, we had no transfers of assets or liabilities between any of the hierarchy levels.
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
Basic EPS is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects potential dilution and is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period increased by the number of additional common shares that would have been outstanding if all potential common shares had been issued and were dilutive. However, potentially dilutive securities are excluded from the computation of diluted EPS to the extent that their effect is anti-dilutive. Potential dilutive securities include incremental shares of common stock issuable upon the exercise of warrants, unvested restricted stock awards, unvested restricted stock units, and outstanding stock options, as applicable. At June 30, 2024 and 2023, 25,270 and 24,133 shares of common stock equivalents, respectively, were excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Retail revenue	$93,078	$89,854	$188,283	$172,599
Wholesale revenue	79,588	61,178	158,542	119,592
	172,666	151,032	346,825	292,191
Elimination of inter-company revenue	(31,130)	(28,044)	(62,879)	(55,027)
Total revenue, net	$141,536	$122,988	$283,946	$237,164
The liability related to the loyalty program we offer dispensary customers at certain locations was $1,521 and $1,317 at June 30, 2024 and December 31, 2023, respectively, and is included within “Other current liabilities” on the unaudited Condensed Consolidated Balance Sheets. The Company recorded $1,961 and $1,939 in allowance for doubtful accounts as of June 30, 2024 and December 31, 2023, respectively. Write-offs were not significant during the three and six months ended June 30, 2024 and 2023.
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

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

2024 Acquisition
Effective in April 2024, a consolidated variable interest entity (“VIE”) of the Company acquired two dispensaries in the greater Chicago, Illinois area (the “Chicago Partner Dispensaries”). The parties entered into interim management services agreements (“MSAs”) pursuant to which the consolidated entity will advise on certain business, operational, and financial matters for a monthly fee while the parties finalize asset purchase agreements to acquire the underlying dispensaries (the “Illinois MSAs”). The total purchase price of approximately $10,000 of cash consideration is subject to certain closing adjustments. An initial deposit of $1,500 was remitted during the three months ended March 31, 2024 and the remainder of $8,500 was remitted to escrow during the three months ended June 30, 2024. The asset purchase agreements in respect of the Chicago Partner Dispensaries are subject to regulatory review and approval. Based on the provisions of the Illinois MSAs, the third party obtained operational and financial influence over the dispensaries and therefore recognized the transaction as a business combination as of the April 2024 regulatory approval date of the Illinois MSAs. Refer to Note 8, “Variable Interest Entities,” for additional information regarding the Company’s VIEs.
The following table summarizes the preliminary purchase price allocation, which remains preliminary as management refines certain estimates during the measurement period:

(in thousands)
Assets acquired (liabilities assumed):
Property and equipment(1)	$2,832
Other assets	76
Licenses(2)	4,470
Goodwill(3)	2,694
Accounts payable and accrued liabilities	(72)
Net assets acquired	$10,000
(1)Consists of leasehold improvements of $2,705 and furniture, fixtures, and equipment of $127.
(2)The amortization period for acquired licenses is 10 years.
(3)Goodwill is largely attributable to the value expected to be obtained from long-term business growth and buyer-specific synergies. Goodwill is largely not deductible for tax purposes under the limitations under IRC Section 280E; see Note 14, “Income Taxes,” for additional information.
The consolidated entity has also agreed to assume the lease for the associated locations and recognized a total lease liability and ROU asset of $3,065 as of the effective date; refer to Note 10, “Leases,” for additional information regarding the Company’s leases. Direct transaction costs were not material.
The net revenue and net loss related to the Chicago Partner Dispensaries that are included in our consolidated results of operations was not material for the three and six months ended June 30, 2024. Pro forma financial information is not presented, as such results are immaterial to both the current and prior periods.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

2023 Acquisition
Effective April 27, 2023, the Company acquired 100% of the membership interests of certain entities related to Devi Holdings, Inc. (“Devi”), pursuant to a definitive agreement that was entered into on January 25, 2023 (the “Maryland Agreement”). Through the Maryland Agreement, the Company acquired the four licensed medical cannabis dispensaries that Devi owned and operated in Maryland (“Devi Maryland”). Total consideration at closing consisted of cash consideration of $12,000, subject to customary closing conditions and working capital adjustments, and 5,185 shares of Class A common stock with an estimated fair value of $4,770 at issuance. As of March 31, 2024, the purchase price allocation remained preliminary as the Company finalized certain estimates of the fair value of the net assets acquired within the measurement period. Subsequently, in April 2024 the Company finalized the working capital settlement and reduced consideration and goodwill by $200. Our results of operations for the three and six months ended June 30, 2024 include $9,737 and $19,141 of net revenue, respectively, and $949 and $1,926 of net income, respectively, related to Devi Maryland. Our results of operations for each of the three and six months ended June 30, 2023 include $1,729 of net revenue and $673 of net loss related to Devi Maryland. Pro forma financial information is not presented, as such results are immaterial to both the current and prior periods.
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
2024 Asset Acquisition
In January 2024, the Company entered into a definitive agreement (the “Massachusetts Purchase Agreement”) to purchase a cultivation license and a manufacturer license from a third party in Massachusetts for a cash purchase price of $2,750, of which $1,500 was paid at signing, and which total may be adjusted at closing, as provided in the Massachusetts Purchase Agreement. The transfer of each license is subject to regulatory review and approval, which the Company expects may occur within twelve months following the signing date. The licenses were not associated with active operations at signing, but operations have since commenced. In conjunction with the Massachusetts Purchase Agreement, the parties also entered into a bridge loan which provides for the financing of certain covered expenses, at the sole discretion of the Company. This bridge loan bears interest based on the federal rate and, if not otherwise satisfied, is due on the fifth anniversary of the signing date. The parties also entered into an interim consulting services agreement, effective as of the signing date. The Company accounted for this transaction as an asset acquisition as of the signing date based on the provisions of the underlying agreements and allocated the cash consideration as the cost of the license acquired. The remaining $1,250 of the cash consideration is due on October 1, 2024 and is included as a sellers’ note within “Current portion of debt, net” on the unaudited Condensed Consolidated Balance Sheet as of June 30, 2024; refer to Note 11, “Debt,” for additional information. The Company has also agreed to assume the lease for the associated location and to reimburse the seller for the security deposit at final closing. The Company recognized a lease liability and ROU asset of $761 as of the signing date; refer to Note 10, “Leases,” for additional information regarding the Company’s leases. Direct transaction costs were not material.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

Previous Asset Acquisitions
Ohio Patient Access
On August 12, 2022, the Company entered into a definitive agreement (the “Ohio Agreement”) that provides the Company the option to acquire 100% of the equity of Ohio Patient Access LLC (“OPA”), the holder of a license that grants it the right to operate three medical dispensaries in Ohio. The Ohio Agreement is subject to regulatory review and approval. Once regulatory approval is received, the Company may exercise the option, and the exercise is solely within the Company’s control. As initially provided by the Ohio Agreement, the Company had the right to exercise the option until the fifth anniversary of the agreement date, but was subsequently amended in June 2024 so that such option will expire on March 22, 2026. The Company anticipates exercising the option prior to the amended expiration date.
In conjunction with the Ohio Agreement, the parties also entered into a support services agreement under which the Company is providing management and advisory services to OPA for a set monthly fee. The parties also entered into a working capital loan agreement under which the Company may, at its full discretion, loan OPA up to $10,000 for general working capital needs. Under the Ohio Agreement, the Company will also acquire the real property of the three dispensary locations. OPA had not yet commenced operations as of the signing date, but subsequently opened two dispensaries in December 2023 and a third in January 2024.
The purchase price per the Ohio Agreement consists of total cash consideration of $22,300. The Ohio Agreement also includes an earn-out provision of $7,300 that is dependent upon the commencement of adult-use cannabis sales in Ohio and which the sellers could elect to receive as either cash or shares of the Company’s Class A common stock, or a combination thereof. The sellers elected to receive the payment in cash and such payment was made in July 2024. The parties amended the Ohio Agreement in June 2024 to incorporate certain provisions regarding evolving regulations in Ohio, including that the Company will, upon final closing of the Ohio Agreement, receive two additional adult-use licenses that are expected to be awarded to OPA.
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
The estimated fair value of the contingent consideration was determined utilizing an income approach based on a probability-weighted estimate of the future payment discounted using the Company’s estimated incremental borrowing rate and is classified within Level 3 of the fair value hierarchy. As of June 30, 2024 and December 31, 2023, the estimated fair value of this contingent consideration was $7,300 and $6,670, respectively, and is included within “Accounts Payable and accrued liabilities” on the unaudited Condensed Consolidated Balance Sheets at June 30, 2024 and within “Other non-current liabilities” at December 31, 2023. The $490 and $630 change in fair value during the three and six months ended June 30, 2024, respectively, is included within “General and administrative expenses” on the unaudited Condensed Consolidated Statement of Operations. The Company determined the fair value of any noncontrolling interest is de minimis. Refer to Note 8, “Variable Interest Entities,” for additional information regarding the Company’s VIEs.

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
One transaction was entered on August 11, 2022 for total cash consideration of $5,500. The Company accounted for this transaction as an asset acquisition and allocated the cash consideration plus an acquisition-related deferred tax liability of $2,414 as the total cost of the license. Of the total cash consideration, $3,000 was paid at signing and $2,500 was due at final closing, which occurred in April 2024. The closing payment is included as a sellers’ note within “Current portion of debt, net” on the unaudited Condensed Consolidated Balance Sheet at December 31, 2023; refer to Note 11, “Debt,” for additional information. Operations at the associated location commenced during the second quarter of 2023.
The second transaction was entered on August 12, 2022 for total cash consideration of $5,600. The Company accounted for this transaction as an asset acquisition and allocated the cash consideration plus an acquisition-related deferred tax liability of $2,458 as the total cost of the license. The cash consideration was paid at final closing in July 2024 and was included as a sellers’ note within “Current portion of debt, net” on the unaudited Condensed Consolidated Balance Sheets at June 30, 2024 and December 31, 2023; refer to Note 11, “Debt,” for additional information. Operations at the associated location commenced in December 2023.
5. INVENTORY
The components of inventory are as follows:

(in thousands)	June 30, 2024	December 31, 2023
Materials and supplies	$14,092	$16,824
Work in process	36,696	36,612
Finished goods	53,041	41,858
Total	$103,829	$95,294
Total compensation expense capitalized to inventory was $18,629 and $17,174 during the three months ended June 30, 2024 and 2023, respectively, and $38,973 and $34,295 during the six months ended June 30, 2024 and 2023, respectively. At June 30, 2024 and December 31, 2023, $15,105 and $13,730, respectively, of compensation expense remained capitalized as part of inventory. The Company recognized, as a component of cost of goods sold, total write-downs related to net realizable value adjustments, expired products, and obsolete packaging totaling $474 during the six months ended June 30, 2024 and $6,172 and $10,114 during the three and six months ended June 30, 2023, respectively. Such write-downs were not material during the three months ended June 30, 2024. These amounts are included within “Other” on the unaudited Condensed Consolidated Statements of Cash Flows.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

6. NOTES RECEIVABLE

(in thousands)	June 30, 2024	December 31, 2023
Massachusetts Note(1)	$1,209	$147
MMNY - working capital loan(2)	—	2,422
Maryland Loan Receivable(3)	—	10,547
Total	$1,209	$13,116
(1)In May 2022 the Company issued a secured promissory note to a retail dispensary license holder in Massachusetts providing up to $3,500 of funding, which note was amended in December 2023 (the “Massachusetts Note”). As amended, the Massachusetts Note bears interest at a rate of 12.5% per annum, which is to be paid monthly beginning in January 2024, and principal is to be repaid monthly commencing in December 2024 based on a period of twenty-four months, with the remainder due at the December 1, 2025 revised maturity date. In April 2024, the Massachusetts Note was further amended to increase the principal to $4,100 and the additional payment was funded at that time. A total of $4,100 is outstanding under the Massachusetts Note as of June 30, 2024, of which $1,209 is included in “Notes receivable” and $2,891 is included in “Other noncurrent assets,” respectively, on the unaudited Condensed Consolidated Balance Sheet as of that date. A total of $3,500 was outstanding as of December 31, 2023, of which $147 was included in “Notes receivable” and $3,353 was included in “Other noncurrent assets.” The borrower may prepay the outstanding principal amount, plus accrued interest thereon. Borrowings under the Massachusetts Note are secured by the assets of the borrower. The borrower is partially owned by an entity that is managed, in part, by one of the founders of the Company. Additionally, the Company transacts with the retail dispensary in the ordinary course of business.
(2)On February 25, 2021, the Company entered into a working capital advance agreement with MedMen NY, Inc. (“MMNY”), an unrelated third party, in conjunction with an Investment Agreement (as defined in Note 15, “Commitments and Contingencies”). The working capital advance agreement allows for initial maximum borrowings of up to $10,000, which may be increased to $17,500, and was issued to provide MMNY with additional funding for operations in conjunction with the Investment Agreement. Borrowings do not bear interest, but may be subject to a financing fee. The outstanding balance is due and payable at the earlier of the initial closing of the Investment Agreement or, if the Investment Agreement is terminated for certain specified reasons, three business days following such termination. During the three and six months ended June 30, 2024, the Company increased its estimated reserve on the amounts outstanding from MMNY to include the remaining balances, including this working capital loan. The Company is pursuing collection of these amounts through its legal proceedings against MMNY, refer to Note 15, “Commitments and Contingencies,” for additional information.
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

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

In March 2024 the borrower refinanced the borrowings underlying the Maryland Loan Agreement with a third-party lender (the “Maryland Refinancing”). In conjunction with the Maryland Refinancing, the borrower’s obligations to the Company under the Maryland Loan Agreement were settled. As part of this settlement, the Company received a cash payment of $8,100. Additionally, the parties entered into a supply agreement that provides for the Company to receive $6,000 of inventory products from the borrower, based on market prices, over the course of three years, with a maximum of $500 per quarter. The initial discount of $984 on the noncurrent portion is included within “General and administrative expenses” on the unaudited Condensed Consolidated Statements of Operations for the six months ended June 30, 2024 and within “Other” on the unaudited Condensed Consolidated Statements of Cash Flows. This discount was calculated utilizing the Company’s estimated incremental borrowing rate as of the agreement date and will be accreted to interest income over the agreement term. Of the total receivable, $2,000 is included within “Other current assets” and $3,098 is included within “Other noncurrent assets” on the unaudited Condensed Consolidated Balance Sheet as of June 30, 2024. A total of $500 of inventory was supplied under this agreement during the three months ended June 30, 2024. The total settlement value, excluding the discount, approximated the obligations outstanding under the Maryland Loan Receivable, including $2,859 of past due interest that was outstanding as of December 31, 2023 and was included within “Other current assets” on the unaudited Condensed Consolidated Balance Sheet as of that date.
Additionally, a total of $3,934 is outstanding at June 30, 2024 related to a promissory note issued to the owner of a property that the Company is leasing, of which $173 and $3,761 is included in “Other current assets” and “Other noncurrent assets,” respectively, on the unaudited Condensed Consolidated Balance Sheets. At December 31, 2023, $4,018 was outstanding, of which $170 and $3,848 is included in “Other current assets” and “Other noncurrent assets,” respectively, on the unaudited Condensed Consolidated Balance Sheets.
No impairment losses on notes receivable were recognized during the six months ended June 30, 2024 or 2023, other than as described above.
7. PROPERTY AND EQUIPMENT
Property and equipment consists of the following:

(in thousands)	June 30, 2024	December 31, 2023
Leasehold improvements	$200,719	$192,807
Buildings	83,239	72,204
Furniture, fixtures, and equipment	73,857	71,474
Construction in progress	4,542	6,511
Land	5,782	5,242
Property and equipment, gross	368,139	348,238
Less: accumulated depreciation	98,440	80,156
Property and equipment, net	$269,699	$268,082
Total depreciation expense was $9,139 and $8,281 during the three months ended June 30, 2024 and 2023, respectively, and $18,284 and $16,427 during the six months ended June 30, 2024 and 2023, respectively. Total depreciation expense capitalized to inventory was $6,488 and $6,231 during the three months ended June 30, 2024 and 2023, respectively, and $13,051 and $12,401 during the six months ended June 30, 2024 and 2023, respectively. At June 30, 2024 and December 31, 2023, $4,920 and $5,510, respectively, of depreciation expense remained capitalized as part of inventory.
The table above includes equipment with a gross value of $2,321 as of each of June 30, 2024 and December 31, 2023 and accumulated amortization of $827 and $549, respectively, that the Company is renting under finance leases pursuant to a master lease agreement that was entered into in June 2022 and allows for an aggregate of $15,000 of such leases. Refer to Note 10, “Leases,” for additional information regarding our lease arrangements.

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
Recent Transactions
January 2024 Loan Agreement
In January 2024, the Company entered into a loan agreement pursuant to which the Company may provide, at its sole discretion, up to $2,500 of financing to a third party (the “January 2024 Loan Agreement”). The January 2024 Loan Agreement contains certain provisions and restrictive covenants that provide the Company with operational and financial influence over the underlying entity and also provides the Company with financial distributions based on the underlying associated results of operations. Additionally, the January 2024 Loan Agreement provides the Company with conversion options to obtain 35% of the equity interests of the borrower upon the initial funding (which occurred in January 2024) and up to an additional 65% of the remaining equity interest of the borrower at any time through October 2033, subject to certain provisions and regulatory approvals. The Company determined that the terms and provisions of the January 2024 Loan Agreement create a variable interest in the third-party entity and met the criteria for consolidation as of such date. The third-party entity received a conditional license approval for one dispensary in New Jersey that was determined to have a fair value of $1,050, which approximated the fair value of the non-controlling interest held by the third-party member as of the effective date. The net loss attributable to the non-controlling interest was not significant during the three and six months ended June 30, 2024.
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

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

February 2024 Loan Agreement
In February 2024, the Company entered into a loan agreement pursuant to which the Company may provide financing to a third party, at its sole discretion (the “February 2024 Loan Agreement”). The February 2024 Loan Agreement initially provided for up to $3,750 of financing, but was amended in July 2024 to increase the funding amount based on the Company’s sole discretion at such a time that the borrower requests additional funding. The parties also entered into a support services agreement under which the Company will provide management and advisory services for a set monthly fee. The terms of the February 2024 Loan Agreement contain certain provisions and restrictive covenants that provide the Company with operational and financial influence over the underlying entity. The February 2024 Loan Agreement provides the Company with the option to convert the outstanding balance into equity interests of the borrower, up to 100%, as may be permissible by applicable regulations at such time. The Company determined that the terms and provisions of the February 2024 Loan Agreement and support services agreement create a variable interest in the third-party entity and met the criteria for consolidation as of such date. The entity held no assets at the time the agreements were entered into and the non-controlling interest was determined to have a de minimis fair value as of that date. The net loss attributable to the non-controlling interest was not significant during the three and six months ended June 30, 2024.
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
Financial Information
The following tables present the summarized financial information about the Company’s consolidated VIEs which are included in the unaudited Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023 and in the unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2024 and 2023, as applicable. The underlying entities were determined to be VIEs since the Company possesses the power to direct the significant activities of the VIEs and has the obligation to absorb losses or the right to receive benefits from the VIEs. The information below excludes intercompany balances and activity that eliminate in consolidation and includes the related acquisition details disclosed in Note 4, “Acquisitions.”

(in thousands)	June 30, 2024	December 31, 2023
Current assets	$2,313	$585
Other noncurrent assets	59,629	44,722
Current liabilities	3,009	25,460
Noncurrent liabilities	11,851	9,516
Deficit	(7,948)	(3,476)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Revenue, net	$1,068	$—	$1,772	$—
Net loss	(2,701)	(599)	(4,472)	(1,197)

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

9. INTANGIBLE ASSETS AND GOODWILL

(in thousands)	June 30, 2024	December 31, 2023
Intangible Assets
Licenses and permits	$259,137	$250,867
In-place leases	19,963	19,963
Trade names	380	380
	279,480	271,210
Accumulated amortization:
Licenses and permits	(47,108)	(34,427)
In-place leases	(15,839)	(14,951)
Trade names	(380)	(380)
	(63,327)	(49,758)

Total intangible assets, net	$216,153	$221,452
Amortization expense related to intangible assets was $6,679 and $5,676 during the three months ended June 30, 2024 and 2023, respectively, and $13,569 and $11,827 during the six months ended June 30, 2024 and 2023, respectively. Total amortization expense capitalized to inventory was $754 and $686 during the three months ended June 30, 2024 and 2023, respectively, and $1,508 and $1,421 during the six months ended June 30, 2024 and 2023, respectively. At June 30, 2024 and December 31, 2023, $1,298 and $916, respectively, of amortization expense remained capitalized as part of inventory.
No impairment indicators were noted during the six months ended June 30, 2024 or 2023 and, as such, we did not record any impairment charges during either period.
Goodwill

(in thousands)
Balance, December 31, 2023	$47,538
Acquisitions(1)	2,694
Adjustments to purchase price allocation(1)	(200)
Balance, June 30, 2024	$50,032
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
The components of lease assets and lease liabilities and their classification on the unaudited Condensed Consolidated Balance Sheets were as follows:

(in thousands)	Classification	June 30, 2024	December 31, 2023
Lease assets
Operating leases	Operating lease right-of-use assets	$137,324	$130,556
Finance leases	Property and equipment, net	1,494	1,772
Total lease assets		$138,818	$132,328

Lease liabilities
Current liabilities
Operating leases	Operating lease liabilities, current	$4,762	$3,660
Finance leases	Current portion of debt, net	530	496
Noncurrent liabilities
Operating leases	Operating lease liabilities, noncurrent	266,499	261,087
Finance leases	Long-term debt, net	922	1,196
Total lease liabilities		$272,713	$266,439

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

The components of lease costs and classification within the unaudited Condensed Consolidated Statements of Operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Operating lease costs
Capitalized to inventory	$8,977	$8,471	$18,110	$16,698
General and administrative expenses	1,264	923	2,137	1,263
Total operating lease costs	$10,241	$9,394	$20,247	$17,961

Finance lease costs
Amortization of leased assets(1)	$139	$108	$278	$182
Interest on lease liabilities	51	34	106	70
Total finance lease costs	$190	$142	$384	$252
(1)Included as a component of depreciation expense within “General and administrative expenses” on the accompanying unaudited Condensed Consolidated Statements of Operations.
At June 30, 2024 and December 31, 2023, $6,760 and $6,028, respectively, of lease costs remained capitalized in inventory.
The following table presents information on short-term and variable lease costs:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Total short-term and variable lease costs	$902	$1,043	$1,967	$2,177
Sublease income generated during the three and six months ended June 30, 2024 and 2023 was immaterial.
The following table includes supplemental cash and non-cash information related to our leases:

	Six Months Ended June 30,
(in thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$20,351	$17,919
Operating cash flows from finance leases	106	70
Financing cash flows from finance leases	240	147
ROU assets obtained in exchange for new lease obligations
Operating leases	$7,623	$31,731
Finance leases	—	1,131

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

The following table summarizes the weighted-average remaining lease term and discount rate:

	June 30, 2024	December 31, 2023
Weighted-average remaining term (years)
Operating leases	13.8	14.3
Finance leases	2.6	3.0
Weighted-average discount rate
Operating leases	15.1%	15.1%
Finance leases	13.7%	13.7%
The amounts of future undiscounted cash flows related to the lease payments over the lease terms and the reconciliation to the present value of the lease liabilities as recorded on our unaudited Condensed Consolidated Balance Sheet as of June 30, 2024 are as follows:

(in thousands)	Operating Lease Liabilities	Finance Lease Liabilities
Remainder of 2024	$20,989	$347
2025	42,927	693
2026	43,256	572
2027	44,410	103
2028	45,607	—
Thereafter	486,453	—
Total lease payments	683,642	1,715
Less: imputed interest	412,381	263
Present value of lease liabilities	$271,261	$1,452
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

(in thousands)	Remainder of 2024	2025	2026	2027	2028	Thereafter	Total
Cash payments due under financing liabilities	$1,238	$2,525	$2,599	$2,676	$2,755	$6,722	$18,515

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

11. DEBT

(in thousands)	June 30, 2024	December 31, 2023
2021 Credit Facility(1)	$275,000	$275,000
Finance liabilities(2)	18,100	18,100
Sellers’ notes(3)	17,268	18,591
Financing Agreement(4)	1,964	1,766
Finance leases(5)	1,452	1,692
Total debt	$313,784	$315,149

Current portion of debt, net	$19,762	$11,148

Long-term debt	294,022	304,001
Less: unamortized deferred financing costs	4,492	6,436
Long-term debt, net	$289,530	$297,565
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
The Company is required to comply with two financial covenants under the 2021 Credit Agreement. The Company may not permit its liquidity (defined as unrestricted cash and cash equivalents pledged under the 2021 Credit Facility plus any future revolving credit availability) to be below $20,000 as of the last day of any fiscal quarter. Additionally, the Company may not permit the ratio of Consolidated EBITDA (as defined in the 2021 Credit Agreement) to consolidated cash interest expense for any period of four consecutive fiscal quarters to be less than 2.50:1.00. The Company has a customary equity cure right for each of these financial covenants. The Company is in compliance with these covenants as of June 30, 2024.
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

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

In June 2024, the 2021 Credit Agreement was amended to, among other things, permit the Company to issue new senior secured notes. In July 2024, the Company issued new senior secured notes, the proceeds of which issuance were, in part, utilized to pre-pay a portion of the amounts outstanding under the 2021 Credit Facility. Refer to Note 18, “Subsequent Events,” for additional information.
(2)Finance liabilities related to failed sale leaseback transactions. See Note 10, “Leases,” for additional information.
(3)Sellers’ notes consist of amounts owed for acquisitions or other purchases. As of June 30, 2024 and December 31, 2023, $5,600 is outstanding related to the acquisition of one license in Illinois, which is included in “Current portion of debt, net” on the unaudited Condensed Consolidated Balance Sheet at each date and was paid in July 2024. In April 2024, we paid $2,500 related to the acquisition of a second license in Illinois, which was included in “Current portion of debt, net” at December 31, 2023. Sellers’ notes also includes the OPA Sellers’ Note which had balance of $10,358 included in “Current portion of debt, net” at June 30, 2024 and $9,705 that was included within “Long-term debt, net” at December 31, 2023. The $11,000 OPA Sellers’ Note was recorded net of a discount of $3,010 that was calculated utilizing the Company’s estimated incremental borrowing rate based on the anticipated close date that is being accreted to interest expense over the expected term. Additionally, sellers’ notes includes $1,310 related to the Massachusetts Purchase Agreement entered into during 2024, which is included within “Current portion of debt, net” at June 30, 2024. Refer to Note 4, “Acquisitions,” for additional information regarding these transactions.
During the six months ended June 30, 2024, we repaid $786 of sellers’ notes related to the former owners of a previous non-controlling interest, which was included in “Current portion of debt, net” at December 31, 2023.
(4)In December 2022, the Company received $19,364 pursuant to a financing agreement with a third-party lender (the “Financing Agreement”). The Company assigned to the lender its interests in an employee retention tax credit claim (the “ERTC Claim”) that it submitted in November 2022 totaling approximately $22,794. If the Company does not receive the ERTC Claim, in whole or in part, the Company is required to repay the related portion of the funds received plus interest of 10% accrued from the date of the Financing Agreement through the repayment date. The Financing Agreement does not have a stated maturity date and the discount is being accreted to interest expense over an expected term. The Company’s obligations under the Financing Agreement will be satisfied upon receipt of the ERTC Claim, in full, or other full repayment. The total claim amount of $22,794 was recognized during the second quarter of 2023. A total of $1,964 of the ERTC Claim remains outstanding as of June 30, 2024 and December 31, 2023, which receivable is included in “Other current assets” on the unaudited Condensed Consolidated Balance Sheets, and the balance outstanding under the Financing Agreement is included in “Current portion of debt, net.”
(5)Liabilities related to finance leases. See Note 10, “Leases,” for additional information.
Debt Maturities
At June 30, 2024, the following cash payments are payable under our debt arrangements:

(in thousands)	Remainder of 2024	2025	Total
Sellers’ notes(1)	$6,910	$11,000	$17,910
Term note maturities(2)	—	275,000	275,000
(1)Certain cash payments include an interest accretion component. The timing of certain payments may vary based on regulatory approval of the underlying transactions.
(2)Reflects the borrowings that were outstanding under the 2021 Credit Facility as of June 30, 2024. In July 2024, the Company prepaid of $215,000 of term loans previously issued thereunder, as further discussed in Note 18, “Subsequent Events.”

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

Interest Expense
Interest expense during the three and six months ended June 30, 2024 and 2023 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Cash interest	$6,496	$6,514	$12,992	$12,964
Accretion	1,397	3,361	2,796	5,280
Interest on financing liabilities(1)	591	572	1,179	1,142
Interest on finance leases	51	34	106	70
Total	$8,535	$10,481	$17,073	$19,456
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
The following table summarizes the total shares of Class A common stock and Class B common stock outstanding as of June 30, 2024 and December 31, 2023:

(in thousands)	June 30, 2024	December 31, 2023
Shares of Class A common stock	213,755	206,810
Shares of Class B common stock	65	65
Total	213,820	206,875

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

Warrants
The following table summarizes the warrants activity during the six months ended June 30, 2024:

	Number of Warrants (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Exercise Period (years)	Aggregate Intrinsic Value (in thousands)(1)
Outstanding, December 31, 2023	4,568	$3.33	2.3	$—
Outstanding, June 30, 2024(2)	4,568	$3.33	1.8	$—
(1)Based on the amount by which the closing market price of our Class A common stock exceeds the exercise price on each date indicated.
(2)The warrants outstanding as of June 30, 2024 are equity-classified instruments, are subject to customary anti-dilution adjustments, and are stand-alone instruments. The fair value per warrant was calculated at issuance using a Black-Scholes model and ranged from $0.06 to $0.84. Significant assumptions used in the calculations included volatility ranging from 70.0% to 87.5% and risk-free rates ranging from 0.3% to 4.2%. No warrants were exercised during the six months ended June 30, 2024.
13. EQUITY-BASED COMPENSATION EXPENSE
Equity Incentive Plans
The Company adopted an incentive plan in November 2020 (the “2020 Plan”) which authorized the issuance of incentive common unit options and restricted common units (collectively, “Awards”). The maximum number of Awards to be issued under the 2020 Plan is 10,031 and any Awards that expire or are forfeited may be re-issued. As of June 30, 2024, a total of 9,994 Awards had been granted under the 2020 Plan and, as of June 30, 2024, there are no remaining unvested Awards and no remaining unrecognized compensation cost associated with these Awards. The Awards issued generally vested over two or three years and the estimated fair value of the Awards at issuance was recognized as compensation expense over the related vesting period.
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
On March 9, 2023, the Company’s board of directors unanimously approved, subject to stockholder approval, an amendment to the 2021 Plan (the “Amendment” and together with the 2021 Plan, the “Amended 2021 Plan”) to increase the maximum number of shares of Class A common stock available for issuance under the Amended 2021 Plan to an amount not to exceed 10% of the total number of issued and outstanding shares of Class A common stock, on a non-diluted basis, as constituted on the grant date of an award pursuant to the Amended 2021 Plan. On May 5, 2023, the stockholders of the Company voted to approve the Amendment. As of June 30, 2024, there were 4,672 shares of Class A common stock available for grant for future equity-based compensation awards under the Amended 2021 Plan. Activity related to awards issued under the Amended 2021 Plan is further described below. As of June 30, 2024, no SAR Awards and no RSAs had been granted under the Amended 2021 Plan.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

Stock Options
The following table summarizes stock option activity during the six months ended June 30, 2024:

	Options Outstanding
(in thousands, except per share amounts)	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value(1)
Outstanding, December 31, 2023	4,010	$1.80	3.9	$353
Forfeited	(33)	1.58
Expired	(125)	4.10
Outstanding, June 30, 2024	3,852	$1.73	3.1	$141
Exercisable at June 30, 2024	2,478	$1.82	2.9	$92
(1)Based on the amount by which the closing market price of our Class A common stock exceeds the exercise price on each date indicated.
No options were exercised during the six months ended June 30, 2024. Total unrecognized stock-based compensation expense related to unvested options was $902 as of June 30, 2024, which is expected to be recognized over a weighted-average remaining period of 2.2 years.
Restricted Stock Units
The following table summarizes the RSU activity during the six months ended June 30, 2024:

	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value per Share
Unvested, December 31, 2023	12,021	$2.15
Granted(1)	11,821	1.30
Vested(1)(2)	(10,765)	2.26
Forfeited	(227)	1.19
Unvested, June 30, 2024	12,850	$1.30
(1)Includes RSUs issued for the 2023 annual performance bonus that vested at issuance with a value of $3,304, of which $2,838 is included in “Accounts payable and accrued liabilities” on the unaudited Condensed Consolidated Balance Sheet at December 31, 2023, with the remainder reflected as a change in estimate that is included within “General and administrative expenses” on the unaudited Condensed Consolidated Statements of Operations for the six months ended June 30, 2024.
(2)Includes 3,820 vested shares that were withheld to cover tax obligations and were subsequently cancelled.
As of June 30, 2024, total unrecognized compensation cost related to the RSUs was $14,161, which is expected to be recognized over a weighted-average remaining period of 3.1 years.

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
In addition to the time-based vesting condition and market conditions, which must both be met and were not achieved as of June 30, 2024, continued service to the Company is required as of the date the conditions are satisfied. The grant date fair value of the August 2023 Grant was calculated using a Monte Carlo simulation, which inputs included a volatility rate of 107.7%, a risk-free rate of 4.0%, a market price of $0.65 per share on the grant date, and an expected term of 9 years. The total fair value of the August 2023 Grant was $2,177 and will be recognized as compensation expense over the requisite service period, which, for this award, is the longer of the explicit, implicit, and derived service period. The total fair value of the August 2023 Grant will be recognized regardless of whether the market conditions are satisfied, provided that the requisite service period has been completed. As of June 30, 2024, the total unrecognized compensation expense related to the August 2023 Grant was $1,539, which is expected to be recognized over a weighted-average period of 2.2 years.
Compensation Expense by Type of Award
The following table details the equity-based compensation expense by type of award for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
RSUs	$5,137	$4,149	$14,862	$8,477
Stock Options	147	243	1,138	420
Restricted Common Shares	—	65	—	115
Total equity-based compensation expense	$5,284	$4,457	$16,000	$9,012
Of the total equity-based compensation expense, $2,105 and $2,259 was capitalized to inventory during the three months ended June 30, 2024 and 2023, respectively, and $6,352 and $3,859 was capitalized to inventory during the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024 and December 31, 2023, $1,773 and $1,968, respectively, remained capitalized in inventory. During the three months ended June 30, 2024 and 2023, we recognized $3,179 and $2,198, respectively, within “General and administrative expenses” on the unaudited Condensed Consolidated Statements of Operations and we recognized $4,336 and $1,931, respectively, within “Cost of goods sold.” During the six months ended June 30, 2024 and 2023, we recognized $9,648 and $5,153, respectively, within “General and administrative expenses” on the unaudited Condensed Consolidated Statements of Operations and we recognized $6,547 and $1,981, respectively, within “Cost of goods sold.”

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

Employee Stock Purchase Plan
In July 2021, the Company also adopted an employee stock purchase plan (the “2021 ESPP”), pursuant to which 4,000 shares of Class A common stock are reserved for issuance thereunder, subject to certain adjustments and other terms. No shares have been issued under the 2021 ESPP as of June 30, 2024.
14. INCOME TAXES

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
(Loss) income before income taxes	$(9,678)	$5,578	$(15,331)	$(2,877)
Income tax expense	12,106	4,737	24,616	14,754
Effective tax rate	(125.1)%	84.9%	(160.6)%	(512.8)%

Gross profit	$41,573	$28,319	$93,610	$64,023
Effective tax rate on gross profit	29.1%	16.7%	26.3%	23.0%
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
Effective during the second quarter of 2023, Illinois and New Jersey, two states in which the Company has significant operations, began permitting cannabis businesses to deduct ordinary and necessary business expenses from gross profit for state tax purposes. As such, the effective tax rate for the three and six months ended June 30, 2024 reflects an incremental benefit from this change and varies from the effective tax rate for the three and six months ended June 30, 2023.
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

Six Months Ended June 30, 2024
Balance, December 31, 2023	$72,955
Additions for tax positions related to the current year	15,715
Additions for tax positions related to prior years(1)	23,798
Balance, June 30, 2024	$112,468
(1)Includes approximately $17,000 of IRC Section 280E refunds received during the six months ended June 30, 2024.
A total of $11,918 of interest and penalties is accrued for the uncertain tax positions as of June 30, 2024, which includes $6,494 related to the current year and $5,424 for prior years. If favorably resolved, the unrecognized tax benefits would decrease the Company’s effective tax rate. The Company has been selected for examination of its amended tax returns filed with these unrecognized tax benefits but does not currently anticipate its unrecognized tax benefits to be resolved in the next twelve months and anticipates that the total amount of unrecognized tax benefits may change within the next twelve months for additional uncertain tax positions taken on a go-forward basis.
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
Through the acquisition of Story of PA CR, LLC (“Story of PA”) in April 2022, the Company is party to a research collaboration agreement with the Geisinger Commonwealth School of Medicine (“Geisinger”), a Pennsylvania Department of Health-Certified Medical Marijuana Academic Clinical Research Center, through which to which the Company will help fund clinical research to benefit the patients of Pennsylvania. A total of up to $10,000 of additional funding may be provided pursuant to the research collaboration agreement and is expected to be funded over the course of the ten years following the transaction date based on a percentage of annual revenues associated with the underlying operations, of which none has been funded to date. This additional $10,000 is included within “Other non-current liabilities” on the unaudited Condensed Consolidated Balance Sheets at June 30, 2024 and December 31, 2023.
Legal and Other Matters
The Company’s operations are subject to a variety of local and state regulations. Failure to comply with one or more of those regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company ceasing operations. While management believes that the Company is in compliance with applicable local and state regulations as of June 30, 2024 in all material respects, cannabis regulations continue to evolve and are subject to differing interpretations, and accordingly, the Company may be subject to regulatory fines, penalties, or restrictions in the future.

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
The Company may be, from time to time, subject to various administrative, regulatory, and other legal proceedings arising in the ordinary course of business. Contingent liabilities associated with legal proceedings are recorded when a liability is probable and the contingent liability can be estimated. We do not accrue for contingent losses that, in our judgment, are considered to be reasonably possible but not probable. At June 30, 2024 there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on our consolidated results of operations, other than as disclosed below.
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
On April 26, 2024, MedMen announced that it made an assignment into bankruptcy pursuant to Canada’s Bankruptcy and Insolvency Act on April 24, 2024 and B. Riley Farber Inc. was appointed as its bankruptcy trustee. In addition, MedMen announced that MedMen’s wholly owned subsidiary, MM CAN USA, Inc., a California corporation, was placed into receivership in the Los Angeles Superior Court, Santa Monica Division on April 23, 2024 to effectuate an orderly dissolution and liquidation of its California-based assets. MedMen further announced that it intends to initiate additional receivership proceedings in those U.S. states where MM CAN USA, Inc. controls or owns assets, through which the operations and assets of MedMen’s subsidiaries will be dissolved or liquidated pursuant to applicable laws in the United States. On May 21, 2024, the Los Angeles Superior Court issued an order confirming the appointment a receiver for MM CAN USA, Inc. The receiver has submitted two monthly reports to the Los Angeles Superior Court estimating that the liabilities of MedMen’s subsidiaries likely significantly exceed the estimated liquidated value of MedMen's subsidiaries and their respective assets, and such reports indicate that efforts to dissolve, liquidate, or abandon such assets are ongoing
During the year ended December 31, 2022, following the Company’s decision to no longer consummate the contemplated transactions, the Company established an estimated reserve of $3,700 related to the amounts that it has been actively pursuing collecting. The estimated reserve as of December 31, 2023 is included within “Other current assets” on the unaudited Condensed Consolidated Balance Sheet. During the three and six months ended June 30, 2024, the Company increased the estimated reserve by $2,744 and $5,447, respectively, which is included within “General and administrative expenses” on the unaudited Condensed Consolidated Statements of Operations and within “Other” on the unaudited Condensed Consolidated Statements of Cash Flows. The total reserve as of June 30, 2024 is reflective of all outstanding balances and of which $2,422 is included within “Notes receivable” on the unaudited Condensed Consolidated Balance Sheet, $6,695 is included within “Other current assets,” and the remainder is included within “Other noncurrent assets.”

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

Other Matter
In April 2021, the Company, through a subsidiary, entered into a settlement agreement with TVP, LLC, TVP Grand Rapids, LLC and, TVP Alma, LLC (collectively, the “TVP Parties”) regarding a dispute related to a purchase agreement for the Company’s potential acquisition of certain real estate properties in Michigan. As part of that settlement, the Company issued historical equity units to the TVP Parties to be held in the name of an escrow agent (the “Escrow Units”). The Escrow Units were fully issued and outstanding as of the settlement date and were to remain in the escrow account until such time as the TVP Parties exercised an option to hold the Escrow Units directly (the “Put Option”), which could be exercised for three years. In February 2024, the TVP Parties notified the Company that they were exercising the Put Option and the transfer was completed in May 2024, at which time the Escrow Units were released to the TVP Parties and the TVP Parties transferred to the Company the equity interests of the entities that hold three real estate properties. The underlying properties were determined to have a total fair value of $5,400 as of the settlement date, which was included within “Other noncurrent assets” on the unaudited Condensed Consolidated Balance Sheet as of December 31, 2023 and was reclassified to “Property and equipment, net” as of the transfer date. Prior to the completion of the transfer, the Company operated dispensaries at these locations pursuant to lease agreements, which operations will continue at the now-owned properties.
16. RELATED PARTY TRANSACTIONS
There were no significant related party transactions during the six months ended June 30, 2024, other than as disclosed in Note 6, “Notes Receivable.”
17. SUPPLEMENTAL INFORMATION
The following table presents supplemental information regarding our other current assets:

(in thousands)	June 30, 2024	December 31, 2023
Prepaid expenses	$6,074	$7,270
Deposits and other receivables	4,677	9,302
Tenant improvement allowance	500	1,010
Construction deposits	444	569
Other	504	1,493
Total	$12,199	$19,644
The following table presents supplemental information regarding our accounts payable and accrued liabilities:

(in thousands)	June 30, 2024	December 31, 2023
Accounts payable	$37,566	$34,687
Accrued payroll and related expenses	13,109	21,306
Acquisition-related liabilities	7,300	—
Fixed asset purchases	4,230	5,738
Other	8,633	9,381
Total	$70,838	$71,112

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

The following table presents supplemental information regarding our general and administrative expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Compensation	$17,127	$14,700	$40,826	$31,188
Depreciation and amortization	8,576	7,040	17,294	14,432
Rent and utilities	5,571	4,689	10,839	9,200
Professional services	4,504	3,275	8,274	6,647
Insurance	1,390	1,324	2,945	2,743
Marketing	1,163	1,255	2,144	2,269
Loss (gain) on sale of assets	—	216	(11)	(226)
Other	4,764	3,805	10,246	5,500
Total	$43,095	$36,304	$92,557	$71,753
18. SUBSEQUENT EVENTS
Management has evaluated subsequent events to determine if events or transactions occurring through the filing date of this Quarterly Report on Form 10-Q require adjustment to or disclosure in the Company’s Financial Statements. There were no events that require adjustment to or disclosure in the Financial Statements, except as disclosed.
2024 Notes Offering
On July 16, 2024, the Company issued $235,000 aggregate principal amount of senior secured notes due July 16, 2029 (the “Term Notes”) through a private placement (the “2024 Notes Offering”) pursuant to an indenture agreement (the “July 2024 Loan Agreement”). The Term Notes were issued at 94.75% of face value and do not require scheduled principal amortization payments. The Term Notes bear interest at a rate of 12.75% per annum, payable semi-annually in arrears on January 15 and July 15 of each year until the maturity date, commencing on January 15, 2025, unless earlier prepaid in accordance with the terms of the July 2024 Loan Agreement. The total of the original issue discount and other direct financing fees was approximately $22,700, which is expected to be amortized over the associated term. The Company utilized the proceeds from the 2024 Notes Offering, along with cash on hand, to prepay $215,000 of borrowings outstanding under the 2021 Credit Facility, and incurred approximately $6,110 of prepayment fees and accrued and unpaid interest on the prepayment. The remaining $60,000 of borrowings outstanding under the 2021 Credit Facility will remain outstanding based on the original terms of the 2021 Credit Agreement.
The Term Notes are irrevocably and unconditionally guaranteed, jointly and severally, on a senior secured basis by certain of the Company’s subsidiaries (the “Guarantees”). The Term Notes and the Guarantees are (i) secured, on a first lien basis, by substantially all assets of the Company and the guarantors of the Term Notes, subject to certain carveouts, and (ii) issued and governed by the July 2024 Loan Agreement. In addition, subject to certain limitations, the July 2024 Loan Agreement permits the Company to issue additional notes thereunder, including up to an additional $60,000 in aggregate principal in the future, with the proceeds therefrom to be used to prepay the remaining outstanding balance under, and to terminate, the 2021 Credit Facility.
The Company may, at any time and from time to time upon not less than 15 nor more than 60 days’ prior notice, prepay the Term Notes, along with accrued and unpaid interest, subject to a prepayment premium equal to: zero between issuance through July 15, 2026, 4.5% if paid between July 16, 2026 through July 15, 2027, 3.0% if paid between July 16, 2027 through July 15, 2028, and zero if paid July 16, 2028 and thereafter. The July 2024 Loan Agreement requires mandatory prepayments from proceeds of certain events. In the event of a change of control, as provided in the July 2024 Loan Agreement, the Company will be required to make an offer to each holder of the Term Notes to repay all or any part of such holders’ Term Notes at a price in cash equal to not less than 101% of the aggregate principal amount of such Term Notes repaid, plus accrued and unpaid interest thereon.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

Pursuant to the July 2024 Loan Agreement, the Company has agreed to comply with certain customary covenants, including, but not limited to, restrictions on the Company’s ability to: declare or pay dividends or make certain other payments; purchase, redeem, or otherwise purchase or retire for value any equity interests or any subordinated indebtedness or otherwise make any restricted investment or restricted payment; incur certain indebtedness; create certain liens; consolidate, amalgamate, merge, or transfer all or substantially all of the assets of the Company and certain restricted subsidiaries taken as a whole; enter into certain transactions with affiliates; and engage in certain types of businesses. Additionally, the July 2024 Loan Agreement provides for customary events of default which, if certain of them occur, would permit certain parties, including holders of not less than 25% in aggregate principal of the then-outstanding Term Notes to declare the principal of, and interest or premium, if any, and any other monetary obligations on, all the then-outstanding Term Notes to be due and payable immediately. The July 2024 Loan Agreement also requires the Company, on a consolidated basis, to maintain liquidity, consisting of cash and/or cash equivalents plus any future revolving credit availability, at all times in an aggregate amount of at least $20,000. The Company is required to comply with certain other financial covenants in contemplation of certain transactions or events, such as acquisitions and other financing activities, as defined within and provided for under the July 2024 Loan Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following management discussion and analysis, which we refer to as the “MD&A,” of the financial condition and results of operations of Ascend Wellness Holdings, Inc. (the “Company,” “AWH,” or “Ascend”) is for the three and six months ended June 30, 2024 and 2023. It is supplemental to, and should be read in conjunction with, the unaudited condensed consolidated financial statements, and the accompanying notes thereto, (the “Financial Statements”) appearing elsewhere in this Quarterly Report on Form 10-Q (the “Quarterly Report” or “Form 10-Q”) and our Annual Report on Form 10-K for the year ended December 31, 2023 (the “Annual Report”), which has been filed with the United States Securities and Exchange Commission (“SEC”) and with the relevant Canadian securities regulatory authorities under its profile on the System for Electronic Document Analysis and Retrieval Plus (“SEDAR+”). The Financial Statements and Annual Report were prepared in accordance with accounting principles generally accepted in the United States of America, which we refer to as “U.S. GAAP.”
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

BUSINESS OVERVIEW
Established in 2018 and headquartered in Morristown, New Jersey, AWH is a vertically integrated multi-state operator focused on adult-use or near-term adult-use cannabis states in limited license markets. Our core business is the cultivation, manufacturing, and distribution of cannabis consumer packaged goods, which we sell through our company-owned retail stores and to third-party licensed retail cannabis stores. We believe in bettering lives through cannabis. Our mission is to improve the lives of our employees, patients, customers, and the communities we serve through the use of the cannabis plant. We are committed to providing safe, reliable, and high-quality products and providing consumers options and education to ensure they are able to identify and obtain the products that fit their personal needs.
Since our formation, we have expanded our operational footprint, primarily through acquisitions, and, as of June 30, 2024, had direct or indirect operations or financial interests in seven United States geographic markets: Illinois, Maryland, Massachusetts, Michigan, New Jersey, Ohio, and Pennsylvania. While we have been successful in opening facilities and dispensaries, we expect continued growth to be driven by opening new operational facilities and dispensaries under our current licenses, expansion of our current facilities, and increased consumer demand. We currently employ approximately 2,300 people.
Our consumer products portfolio is generated primarily from plant material that we grow and process ourselves. As of June 30, 2024, we produce our consumer packaged goods in seven manufacturing facilities with 255,000 square feet of total canopy. During the three and six months ended June 30, 2024, we sold approximately 47,000 and 93,000 pounds of wholesale product, on a gross basis, respectively, compared to 33,000 and 61,000 pounds during the three and six months ended June 30, 2023, respectively. In January 2024, we entered into a definitive agreement to acquire a cultivation license and a manufacturer license that we intend to use at a second cultivation site in Massachusetts to further expand our production capacity in that market. We added approximately 15,000 square feet of total additional canopy with this additional site, which build out was largely completed during the second quarter of 2024, and anticipate the transaction will close by the end of 2024. Our product portfolio consists of a range of cannabis product categories including flower, pre-rolls, concentrates, vapes, edibles, and other cannabis-related products. As of June 30, 2024, we have 38 open and operating retail locations, which includes 2 partner locations, and by the end of 2024 we expect to have 40 total retail locations, including 2 partner locations. Our new store opening plans are flexible and will ultimately depend on market conditions, local licensing, construction, and other regulatory permissions. We are also pursuing opportunities to partner with social equity license holders to expand our presence in various states. All of our expansion plans are subject to capital allocations decisions, the evolving regulatory environment, and the general economic environment.
Recent Developments
Business Developments
The Company continues to meaningfully expand its presence across the markets in which it operates. Some of the highlights achieved during the quarter include:
•opening a fourth dispensary in Pennsylvania and providing support to two partnership dispensaries in Illinois that are consolidated through our VIEs;
•completing the build out of a second cultivation facility in Massachusetts and adding an additional 10,000 square feet of canopy to further expand production capacity in that market;
•generating positive net cash from operating activities, as further described in “Liquidity and Capital Resources.”

Recent and Pending Transactions
Massachusetts Cultivation
In January 2024, the Company entered into a definitive agreement (the “Massachusetts Purchase Agreement”) to purchase a cultivation and manufacturer license from a third party in Massachusetts for a cash purchase price of $2,750, of which $1,500 was paid at signing, and which total may be adjusted at closing as provided in the Massachusetts Purchase Agreement. The transfer of each license is subject to regulatory review and approval, which the Company expects may occur within twelve months following the signing date. The licenses were not associated with active operations at signing, but operations have since commenced. In conjunction with the Massachusetts Purchase Agreement, the parties also entered into a bridge loan which provides for the financing of certain covered expenses, at the sole discretion of the Company. This bridge loan bears interest based on the federal rate and, if not otherwise satisfied, is due on the fifth anniversary of the signing date. The parties also entered into an interim consulting services agreement, effective as of the signing date. The Company accounted for this transaction as an asset acquisition as of the signing date based on the provisions of the underlying agreements and allocated the cash consideration as the cost of the license acquired. The remaining $1,250 of the cash consideration is due on October 1, 2024 and is included as a sellers’ note within “Current portion of debt, net” on the unaudited Condensed Consolidated Balance Sheet in the Financial Statements as of June 30, 2024. The Company has agreed to assume the lease for the associated location and to reimburse the seller for the security deposit at final closing. The Company recognized a lease liability and right-of-use (“ROU”) asset of $761 as of the signing date. Refer to Note 4, “Acquisitions,” in the Financial Statements for additional information related to this transaction and to Note 10, “Leases,” for additional information regarding the Company’s leases.
Ohio Patient Access
On August 12, 2022, the Company entered into a definitive agreement (the “Ohio Agreement”) that provides the Company the option to acquire 100% of the equity of Ohio Patient Access LLC (“OPA”), the holder of a license that grants it the right to operate three medical dispensaries in Ohio. The Ohio Agreement remains subject to regulatory review and approval. Once regulatory approval is received, the Company may exercise the option, and the exercise is solely within the Company’s control. The Company anticipates exercising the option prior to the March 22, 2026 amended expiration date. Under the Ohio Agreement, the Company will also acquire the real property of the three dispensary locations. OPA had not yet commenced operations as of the signing date, but subsequently opened two dispensaries in December 2023 and a third in January 2024. The Company determined OPA is a variable interest entity (“VIE”) and the Company became the primary beneficiary as of the signing date; therefore, OPA is consolidated as a VIE. Refer to Note 8, “Variable Interest Entities,” in the Financial Statements for additional information regarding the Company’s VIEs and refer to Note 4, “Acquisitions,” in the Financial Statements for additional information related to this transaction.
Illinois Licenses
In August 2022, the Company entered into definitive agreements to acquire two additional licenses in Illinois for combined total cash consideration of $11,100. Operations at one of the locations commenced during the second quarter of 2023 and the final closing occurred in April 2024. Operations at the second location commenced during the fourth quarter of 2023 and final closing occurred in July 2024. Refer to Note 4, “Acquisitions,” in the Financial Statements for additional information related to these transactions.

Variable Interest Entities
January 2024 Loan Agreement
In January 2024, the Company entered into a loan agreement pursuant to which the Company may provide, at its sole discretion, up to $2,500 of financing to a third party (the “January 2024 Loan Agreement”). The January 2024 Loan Agreement contains certain provisions and restrictive covenants that provide the Company with operational and financial influence over the underlying entity and also provides the Company with financial distributions based on the underlying associated results of operations. Additionally, the January 2024 Loan Agreement provides the Company with conversion options to obtain 35% of the equity interests of the borrower upon the initial funding (which occurred in January 2024) and up to an additional 65% of the remaining equity interest of the borrower at any time through October 2033, subject to certain provisions and regulatory approvals. The Company determined that the terms and provisions of the January 2024 Loan Agreement create a variable interest in the third-party entity and met the criteria for consolidation as a VIE as of such date. The third-party entity received a conditional license approval for one dispensary in New Jersey that was determined to have a fair value of $1,050, which approximated the fair value of the non-controlling interest held by the third-party as of the effective date. The net loss attributable to the non-controlling interest was not significant during the three and six months ended June 30, 2024. Since the entity is consolidated as a VIE, the intercompany activity related to the January 2024 Loan Agreement is eliminated in consolidation. Refer to Note 8, “Variable Interest Entities,” in the Financial Statements for additional information regarding this transaction and the Company’s variable interest entities.
February 2024 Loan Agreement
In February 2024, the Company entered into a loan agreement pursuant to which the Company may provide financing to a third party at its sole discretion (the “February 2024 Loan Agreement”). The February 2024 Loan Agreement initially provided for up to $3,750 of financing, but was amended in July 2024 to increase the funding amount based on the Company’s sole discretion at such a time that the borrower requests additional funding. The parties also entered into a support services agreement under which the Company will provide management and advisory services for a set monthly fee. The terms of the February 2024 Loan Agreement contain certain provisions and restrictive covenants that provide the Company with operational and financial influence over the underlying entity. The February 2024 Loan Agreement provides the Company with the option to convert the outstanding balance into equity interests of the borrower, up to 100%, as may be permissible by applicable regulations at such time. The Company determined that the terms and provisions of the February 2024 Loan Agreement and support services agreement create a variable interest in the third-party entity and met the criteria for consolidation as a VIE as of such date. The entity held no assets at the time the agreements were entered into and the non-controlling interest was determined to have a de minimis fair value as of that date. Since the entity is consolidated as a VIE, the intercompany activity related to the February 2024 Loan Agreement and the related support services agreement is eliminated in consolidation.
Effective in April 2024, this third party acquired two dispensaries in the greater Chicago, Illinois area (the “Chicago Partner Dispensaries”). The parties entered into interim management services agreements (“MSAs”) pursuant to which the consolidated VIE will advise on certain business, operational, and financial matters for a monthly fee while the parties finalize asset purchase agreements to acquire the underlying dispensaries (the “Illinois MSAs”). The total purchase price of approximately $10,000 of cash consideration is subject to certain closing adjustments. An initial deposit of $1,500 was remitted during the three months ended March 31, 2024 and the remainder of $8,500 was remitted to escrow during the three months ended June 30, 2024. The asset purchase agreements in respect of the Chicago Partner Dispensaries are subject to regulatory review and approval. Based on the provisions of the Illinois MSAs, the third party obtained operational and financial influence over the dispensaries and therefore recognized the transaction as a business combination as of the April 2024 regulatory approval date of the Illinois MSAs. The net revenue and net loss related to the Chicago Partner Dispensaries that are included in our consolidated results of operations was not material for the three and six months ended June 30, 2024. Refer to Note 4, “Acquisitions,” in the Financial Statements for additional information related to this transaction and Note 8, “Variable Interest Entities,” for additional information regarding the Company’s VIEs.

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
Key Financial Highlights
•Revenue increased by $18,548, or 15%, during the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, primarily driven by incremental revenue from acquisitions and expansion of our cultivation activities.
•Operating loss decreased by $6,463 during the three months ended June 30, 2024, as compared to the three months ended Q2 2023, primarily driven by a contribution from higher gross margin due to expansion in certain markets and improved overhead utilization.
•Net increase in cash and cash equivalents of $11,205 during the six months ended June 30, 2024, primarily driven by a benefit from the timing and amount of tax payments, including certain tax refunds received, as well as the timing of timing of payments related to working capital activities and the collection of a note receivable, all partially offset by payments associated with acquisitions and investments in capital assets.

RESULTS OF OPERATIONS
Three Months Ended June 30, 2024 Compared with the Three Months Ended June 30, 2023

	Three Months Ended June 30,
($ in thousands)	2024	2023	Increase / (Decrease)
Revenue, net	$141,536	$122,988	$18,548	15%
Cost of goods sold	(99,963)	(94,669)	5,294	6%
Gross profit	41,573	28,319	13,254	47%
Gross profit %	29.4%	23.0%
Operating expenses
General and administrative expenses	43,095	36,304	6,791	19%
Operating loss	(1,522)	(7,985)	(6,463)	(81)%

Other (expense) income
Interest expense	(8,535)	(10,481)	(1,946)	(19)%
Other, net	379	24,044	(23,665)	(98)%
Total other (expense) income	(8,156)	13,563	(21,719)	(160)%
(Loss) income before income taxes	(9,678)	5,578	(15,256)	(274)%
Income tax expense	(12,106)	(4,737)	7,369	156%
Net (loss) income	$(21,784)	$841	$(22,625)	NM*
*Not meaningful
Revenue
Revenue increased by $18,548, or 15%, during the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. Our revenue growth was primarily driven by $15,324 of incremental net revenue from our wholesale operations, in large part as a result of expansion across the markets in which we operate, particularly in New Jersey and Massachusetts. During the three months ended June 30, 2024, we sold approximately 47,000 pounds of wholesale product, on a gross basis, compared to 33,000 pounds during the three months ended June 30, 2023. Additionally, we recognized $14,070 of incremental revenue from acquisitions, which includes $8,008 from the Devi Maryland acquisition that occurred during the second quarter of 2023 and a benefit from store openings in 2024 and late 2023 associated with previously acquired licenses. These increases were partially offset by a decrease of $10,846 across our legacy locations, primarily in Illinois and New Jersey due to increased competition in those markets.
Cost of Goods Sold and Gross Profit
Cost of goods sold increased by $5,294, or 6%, during the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. Cost of goods sold represents direct and indirect expenses attributable to the production of wholesale products as well as direct expenses incurred in purchasing products from other wholesalers. Gross profit for the three months ended June 30, 2024 was $41,573, representing a gross margin of 29.4%, compared to gross profit of $28,319 and gross margin of 23.0% for the three months ended June 30, 2023. Gross margin for the current quarter benefited from improved utilization at our Massachusetts and New Jersey cultivation facilities and expansion in those markets. The current period also benefited from $6,172 of lower write-downs of certain inventory items that were largely driven by pricing pressure in the prior year.

General and Administrative Expenses
General and administrative expenses increased by $6,791, or 19%, during the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. The increase was primarily driven by:
•a $2,744 increase in an estimated reserve related to certain amounts associated with a previous transaction (refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Legal Matters–MedMen NY Litigation” for additional information);
•a $2,427 increase in total compensation expense, including $981 of higher equity-based compensation expense, due to higher average headcount associated with the expansion of operations;
•a $1,536 increase in depreciation and amortization expense due to $935 of incremental amortization of licenses from prior year acquisitions and $601 of incremental depreciation expense associated with a larger average balance of fixed assets in service;
•$1,229 of higher professional services fees associated with certain projects and strategic initiatives; and
•an $882 increase in overhead expenses due to expansion of operations.
These increases were partially offset by the absence of a $1,804 estimated reserve for a note receivable recognized during the prior year period.
Interest Expense
Interest expense decreased by $1,946, or 19%, during the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, primarily driven by lower non-cash interest accretion due to a lower average balance outstanding under a financing agreement. During the three months ended June 30, 2024, the Company had a weighted-average outstanding debt balance of $312,923 with a weighted-average interest rate of 9.5%, excluding finance leases, compared to a weighted-average debt balance of $326,528 during the three months ended June 30, 2023 with a weighted-average interest rate of 9.8%.
Other, net
Other, net decreased by $23,665 during the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, primarily driven by the absence of a $22,794 employee retention tax credit claim (the “ERTC Claim”) recognized during the prior year period.
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

The internal revenue services has taken the position that cannabis companies are subject to the limitations of Internal Revenue Code (“IRC”) Section 280E, under which such companies are only allowed to deduct expenses directly related to the sales of product. This results in permanent differences between ordinary and necessary business expenses deemed non-allowable under IRC Section 280E and those allowed for financial statement reporting purposes (“book-to-tax” differences). Cannabis companies operating in states that align their tax codes with IRC Section 280E are also unable to deduct ordinary and necessary business expenses for state tax purposes. Ordinary and necessary business expenses deemed non-deductible under IRC Section 280E are treated as permanent book-to-tax differences. Therefore, the effective tax rate on income realized by cannabis companies can be highly variable and may not necessarily correlate with pre-tax income or loss. As of June 30, 2024, the Company recorded an uncertain tax liability totaling $112,468 for uncertain tax positions related to the treatment of certain transactions and deductions under IRC Section 280E based on legal interpretations that challenge the Company’s tax liability under IRC Section 280E. Refer to Note 14, “Income Taxes,” in the Financial Statements for additional information regarding the Company’s income taxes.
The statutory federal tax rate was 21% during both periods. During the three months ended June 30, 2024 the Company had operations in seven U.S. geographic markets: Illinois, Maryland, Massachusetts, Michigan, New Jersey, Ohio, and Pennsylvania, which have state tax rates ranging from 6% to 11.5%. Certain states, including Illinois, Maryland, Michigan, and New Jersey, do not align with IRC Section 280E for state tax purposes and permit the deduction of ordinary and necessary business expenses from gross profit in the calculation of state taxable income. There have been no material changes to income tax matters in connection with the normal course of our operations during the current year.
Income tax expense was $12,106, or 29.1%, of gross profit, during the three months ended June 30, 2024, as compared to $4,737, or 16.7%, of gross profit, during the three months ended June 30, 2023. The effective tax rate on gross profit for the three months ended June 30, 2024 was impacted by higher penalties and interest due on tax payments and uncertain tax positions and the tax treatment of certain accounting reserves, partially offset by a benefit from an incremental impact attributable to the tax treatment of certain acquired intangible assets. The effective tax rate during the three months ended June 30, 2023 reflects an incremental benefit from a change in state tax legislation in Illinois and New Jersey that became effective during that quarter and which thereby reduced taxable income.

RESULTS OF OPERATIONS
Six Months Ended June 30, 2024 Compared with the Six Months Ended June 30, 2023

	Six Months Ended June 30,
($ in thousands)	2024	2023	Increase / (Decrease)
Revenue, net	$283,946	$237,164	$46,782	20%
Cost of goods sold	(190,336)	(173,141)	17,195	10%
Gross profit	93,610	64,023	29,587	46%
Gross profit %	33.0%	27.0%
Operating expenses
General and administrative expenses	92,557	71,753	20,804	29%
Operating profit (loss)	1,053	(7,730)	(8,783)	(114)%

Other (expense) income
Interest expense	(17,073)	(19,456)	(2,383)	(12)%
Other, net	689	24,309	(23,620)	(97)%
Total other (expense) income	(16,384)	4,853	(21,237)	(438)%
Loss before income taxes	(15,331)	(2,877)	12,454	433%
Income tax expense	(24,616)	(14,754)	9,862	67%
Net loss	$(39,947)	$(17,631)	$22,316	127%
Revenue
Revenue increased by $46,782, or 20%, during the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. Our revenue growth was primarily driven by $31,098 of incremental net revenue from our wholesale operations, in large part as a result of expansion across the markets in which we operate, particularly in New Jersey and Massachusetts. During the six months ended June 30, 2024, we sold approximately 93,000 pounds of wholesale product, on a gross basis, compared to 61,000 pounds during the six months ended June 30, 2023. Additionally, we recognized $30,598 of incremental revenue from acquisitions, which includes $17,412 from the Devi Maryland acquisition that occurred during the second quarter of 2023 and a benefit from store openings in 2024 and late 2023 associated with previously acquired licenses. These increases were partially offset by a decrease of $14,914 across our legacy locations, primarily in Illinois and New Jersey due to increased competition in those markets.
Cost of Goods Sold and Gross Profit
Cost of goods sold increased by $17,195, or 10%, during the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. Cost of goods sold represents direct and indirect expenses attributable to the production of wholesale products as well as direct expenses incurred in purchasing products from other wholesalers. Gross profit for the six months ended June 30, 2024 was $93,610, representing a gross margin of 33.0%, compared to gross profit of $64,023 and gross margin of 27.0% for the six months ended June 30, 2023. Gross margin for the current period benefited from improved utilization at our Massachusetts and New Jersey cultivation facilities and expansion in those markets. The current period also benefited from $9,640 of lower write-downs of certain inventory items that were largely driven by pricing pressure in the prior year.

General and Administrative Expenses
General and administrative expenses increased by $20,804, or 29%, during the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. The increase was primarily related to:
•a $9,638 increase in total compensation expense, including $4,495 of higher equity-based compensation expense, due to higher average headcount associated with the expansion of operations;
•a $5,447 increase in an estimated reserve related to certain amounts associated with a previous transaction (refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Legal Matters–MedMen NY Litigation” for additional information);
•a $2,862 increase in depreciation and amortization expense due to $1,655 of incremental amortization of licenses driven by prior year acquisitions and $1,207 of incremental depreciation expense due to a larger average balance of fixed assets in service;
•a $1,639 increase in overhead expenses due to expansion of operations;
•$1,627 of higher professional services fees associated with certain projects and strategic initiatives; and
•$984 recognized as a discount on a long-term receivable.
These increases were partially offset by the absence of a $1,804 estimated reserve for a note receivable recognized during the prior year period.
Interest Expense
Interest expense decreased by $2,383, or 12%, during the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, primarily driven by lower non-cash interest accretion due to a lower average balance outstanding under a financing agreement. During the six months ended June 30, 2024, the Company had a weighted-average outstanding debt balance of $314,149 with a weighted-average interest rate of 9.5%, excluding finance leases, compared to a weighted-average debt balance of $330,816 during the six months ended June 30, 2023 with a weighted-average interest rate of 9.8%.
Other, net
Other, net decreased by $23,620 during the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, primarily driven by the absence of a $22,794 ERTC Claim recognized during the prior year period.
Income Tax Expense
Income tax expense was $24,616, or 26.3%, of gross profit, during the six months ended June 30, 2024, as compared to $14,754, or 23.0%, of gross profit, during the six months ended June 30, 2023. The effective tax rate on gross profit for the six months ended June 30, 2024 was impacted by higher penalties and interest due on tax payments and uncertain tax positions and the tax treatment of certain accounting reserves, which was partially offset by a benefit from an incremental impact attributable to the tax treatment of certain acquired intangible assets and an incremental benefit from a change in state tax legislation in Illinois and New Jersey that became effective during the second quarter of 2023 and which thereby reduced taxable income. Refer to Note 14, “Income Taxes,” in the Financial Statements for additional information regarding the Company’s income taxes.

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
The following table presents Adjusted Gross Profit for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Gross Profit	$41,573	$28,319	$93,610	$64,023
Depreciation and amortization included in cost of goods sold	7,105	8,503	14,767	14,830
Equity-based compensation included in cost of goods sold	4,336	1,931	6,547	1,981
Start-up costs included in cost of goods sold(1)	—	—	—	1,570
Non-cash inventory adjustments(2)	—	6,172	474	10,114
Adjusted Gross Profit	$53,014	$44,925	$115,398	$92,518
Adjusted Gross Margin	37.5%	36.5%	40.6%	39.0%
(1)Incremental expenses associated with the expansion of activities at our cultivation facilities that are not yet operating at scale, including excess overhead expenses resulting from delays in regulatory approvals at certain cultivation facilities.
(2)Consists of write-offs of expired products, obsolete packaging, and net realizable value adjustments related to certain inventory items.

The following table presents Adjusted EBITDA for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Net (loss) income	$(21,784)	$841	$(39,947)	$(17,631)
Income tax expense	12,106	4,737	24,616	14,754
Other, net	(379)	(24,044)	(689)	(24,309)
Interest expense	8,535	10,481	17,073	19,456
Depreciation and amortization	15,681	15,543	32,061	29,262
Non-cash inventory adjustments(1)	—	6,172	474	10,114
Equity-based compensation	7,515	4,129	16,195	7,134
Start-up costs(2)	951	278	1,445	2,805
Transaction-related and other non-recurring expenses(3)	5,721	2,971	9,604	3,273
Loss (gain) on sale of assets	—	216	(11)	(226)
Adjusted EBITDA	$28,346	$21,324	$60,821	$44,632
Adjusted EBITDA Margin	20.0%	17.3%	21.4%	18.8%
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
(3)Legal and professional fees associated with litigation matters, potential acquisitions, other regulatory matters, and other non-recurring expenses. The three and six months ended June 30, 2024 include a fair value adjustment related to an acquisition earn-out of $490 and $630, respectively, and the three and six months ended June 30, 2023 include $497 and $988, respectively. The three and six months ended June 30, 2024 also include a reserve of $2,744 and $5,447, respectively, related to certain amounts associated with a previous transaction. Additionally, the six months ended June 30, 2024 includes $984 recognized as a discount on a noncurrent receivable. The three and six months ended June 30, 2023 include a $1,804 reserve recorded on a note receivable.

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
Financing History and Future Capital Requirements
Historically, we have used private financing as a source of liquidity for short-term working capital needs and general corporate purposes. In May 2021, we completed an initial public offering of shares of our Class A common stock through which we raised aggregate net proceeds of approximately $86,065, after deducting underwriting discounts and commissions and certain direct offering expenses paid by us, and in August 2021 we entered into a credit facility under which we initially borrowed a $210,000 term loan. During the second quarter of 2022, we borrowed an additional $65,000 of term loans from certain lenders under the expansion feature of the credit facility, as further described below. Additionally, during the second quarter of 2023, we raised an aggregate of $7,000 in gross proceeds through a non-brokered private placement offering of an aggregate of 9,859 shares of the Company’s Class A common stock to a single investor. Most recently, in July 2024 we issued term notes with aggregate principal of $235,000, which proceeds were used, together with cash on hand, to prepay a portion of our other term loans then-outstanding, as discussed further below.
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
As of June 30, 2024 and December 31, 2023, we had total current liabilities of $103,056 and $92,686, respectively, and total current assets of $236,264 and $228,860, respectively, which includes cash and cash equivalents of $83,713 and $72,508, respectively, to meet our current obligations. As of June 30, 2024, we had working capital of $133,208, compared to $136,174 as of December 31, 2023.
Approximately 92% and 90% of our cash and cash equivalents balance as of June 30, 2024 and December 31, 2023, respectively, is on deposit with banks, credit unions, or other financial institutions. We have not experienced any material impacts related to banking restrictions applicable to cannabis businesses. Our cash and cash equivalents balance is not restricted for use by VIEs.
As reflected in the Financial Statements, we had an accumulated deficit as of June 30, 2024 and December 31, 2023, as well as a net loss for the six months ended June 30, 2024 and 2023, which are indicators that raise substantial doubt of our ability to continue as a going concern. Management believes that substantial doubt of our ability to continue as a going concern for at least one year from the issuance of our Financial Statements has been alleviated due to: (i) cash on hand and (ii) continued growth of sales from our consolidated operations. Management plans to continue to access capital markets for additional funding through debt and/or equity financings to supplement future cash needs, as may be required. However, management cannot provide any assurances that the Company will be successful in accomplishing its business plans. If we are unable to raise additional capital on favorable terms, if at all, whenever necessary, we may be forced to decelerate or curtail certain of our operations until such time as additional capital becomes available.

Credit Facility
In August 2021, we entered into a credit agreement with a group of lenders (the “2021 Credit Agreement”) that provided for an initial term loan of $210,000, which was borrowed in full. The 2021 Credit Agreement provided for an expansion feature that allowed us to request an increase in the term loan outstanding up to $275,000 if the existing lenders (or other lenders) agreed to provide such additional term loans. During the second quarter of 2022, we borrowed an additional $65,000 of incremental term loans through this expansion feature (the “2022 Loans” and, together with the initial term loan, the “2021 Credit Facility”) for total borrowings of $275,000 outstanding as of June 30, 2024. The 2021 Credit Facility matures on August 27, 2025 and does not require scheduled principal amortization payments. Borrowings under the 2021 Credit Facility bear interest at a rate of 9.5% per annum, payable quarterly. The proceeds from the initial term loan under the 2021 Credit Facility were used, in part, to prepay certain then-outstanding debt obligations and, together with the 2022 Loans, fund working capital and general corporate matters, including, but not limited to, growth investments, acquisitions, capital expenditures, and other strategic initiatives.
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
We are required to comply with two financial covenants under the 2021 Credit Agreement. Liquidity (defined as unrestricted cash and cash equivalents pledged under the 2021 Credit Facility plus any future revolving credit availability) may not be below $20,000 as of the last day of any fiscal quarter, and we may not permit the ratio of Consolidated EBITDA (as defined in the 2021 Credit Agreement) to consolidated cash interest expense for any period of four consecutive fiscal quarters to be less than 2.50:1.00. The Company has a customary equity cure right for each of these financial covenants. The Company is in compliance with these covenants as of June 30, 2024.
In April 2024, the 2021 Credit Agreement was amended to permit the Company to initiate, from time to time and at its discretion, a “Dutch Auction” pursuant to which it may issue a tender offer to existing lenders to re-purchase and retire their loans at a specified discount to par. No such re-purchase has occurred as of the date of filing of this Form 10-Q. In June 2024, the 2021 Credit Agreement was amended to, among other things, permit the Company to issue new senior secured notes. In July 2024, the Company issued new senior secured notes, the proceeds of which issuance were, in part, utilized to pre-pay a portion of the amounts outstanding under the 2021 Credit Facility, as further discussed under the sub-heading “2024 Notes Offering,” below.
Refer to Note 11, “Debt,” in the Financial Statements for additional information regarding the Company’s debt transactions.
2024 Notes Offering
On July 16, 2024, the Company issued $235,000 aggregate principal amount of senior secured notes due July 16, 2029 (the “Term Notes”) through a private placement (the “2024 Notes Offering”) pursuant to an indenture agreement (the “July 2024 Loan Agreement”). The Term Notes were issued at 94.75% of face value and do not require scheduled principal amortization payments. The Term Notes bear interest at a rate of 12.75% per annum, payable semi-annually in arrears on January 15 and July 15 of each year until the maturity date, commencing on January 15, 2025, unless earlier prepaid in accordance with the terms of the July 2024 Loan Agreement. The total of the original issue discount and other direct financing fees was approximately $22,700, which is expected to be amortized over the associated term. The Company utilized the proceeds from the 2024 Notes Offering, along with cash on hand, to prepay $215,000 of borrowings outstanding under the 2021 Credit Facility, and incurred approximately $6,110 of prepayment fees and accrued and unpaid interest on the prepayment. The remaining $60,000 of borrowings outstanding under the 2021 Credit Facility will remain outstanding based on the original terms of the 2021 Credit Agreement.

The Term Notes are irrevocably and unconditionally guaranteed, jointly and severally, on a senior secured basis by certain of the Company’s subsidiaries (the “Guarantees”). The Term Notes and the Guarantees are (i) secured, on a first lien basis, by substantially all assets of the Company and the guarantors of the Term Notes, subject to certain carveouts, and (ii) issued and governed by the July 2024 Loan Agreement. In addition, subject to certain limitations, the July 2024 Loan Agreement permits the Company to issue additional notes thereunder, including up to an additional $60,000 in aggregate principal in the future, with the proceeds therefrom to be used to prepay the remaining outstanding balance under, and to terminate, the 2021 Credit Facility.
The Company may, at any time and from time to time upon not less than 15 nor more than 60 days’ prior notice, prepay the Term Notes, along with accrued and unpaid interest, subject to a prepayment premium equal to: zero between issuance through July 15, 2026, 4.5% if paid between July 16, 2026 through July 15, 2027, 3.0% if paid between July 16, 2027 through July 15, 2028, and zero if paid July 16, 2028 and thereafter. The July 2024 Loan Agreement requires mandatory prepayments from proceeds of certain events. In the event of a change of control, as provided in the July 2024 Loan Agreement, the Company will be required to make an offer to each holder of the Term Notes to repay all or any part of such holders’ Term Notes at a price in cash equal to not less than 101% of the aggregate principal amount of such Term Notes repaid, plus accrued and unpaid interest thereon.
Pursuant to the July 2024 Loan Agreement, the Company has agreed to comply with certain customary covenants, including, but not limited to, restrictions on the Company’s ability to: declare or pay dividends or make certain other payments; purchase, redeem, or otherwise purchase or retire for value any equity interests or any subordinated indebtedness or otherwise make any restricted investment or restricted payment; incur certain indebtedness; create certain liens; consolidate, amalgamate, merge, or transfer all or substantially all of the assets of the Company and certain restricted subsidiaries taken as a whole; enter into certain transactions with affiliates; and engage in certain types of businesses. Additionally, the July 2024 Loan Agreement provides for customary events of default which, if certain of them occur, would permit certain parties, including holders of not less than 25% in aggregate principal of the then-outstanding Term Notes to declare the principal of, and interest or premium, if any, and any other monetary obligations on, all the then-outstanding Term Notes to be due and payable immediately. The July 2024 Loan Agreement also requires the Company, on a consolidated basis, to maintain liquidity, consisting of cash and/or cash equivalents plus any future revolving credit availability, at all times in an aggregate amount of at least $20,000. The Company is required to comply with certain other financial covenants in contemplation of certain transactions or events, such as acquisitions and other financing activities, as defined within and provided for under the July 2024 Loan Agreement.
Financing Agreement
In December 2022, we received $19,364 pursuant to a financing agreement with a third-party lender (the “Financing Agreement”). The Company assigned to the lender its interests in the ERTC Claim that it submitted in November 2022 totaling approximately $22,794. If the Company does not receive the ERTC Claim, in whole or in part, the Company is required to repay the related portion of the funds received plus interest of 10% accrued from the date of the Financing Agreement through the repayment date. The Financing Agreement does not have a stated maturity date and the discount is being accreted to interest expense over an expected term. The Company’s obligations under the Financing Agreement will be satisfied upon receipt of the ERTC Claim, in full, or other full repayment. The total claim amount of $22,794 was recognized as a component of “Other, net” on the unaudited Condensed Consolidated Statements of Operations in the Financial Statements during the year ended December 31, 2023. A total of $1,964 of the ERTC Claim remains outstanding as of June 30, 2024 and December 31, 2023, which receivable is included in “Other current assets” on the unaudited Condensed Consolidated Balance Sheets, and the balance outstanding under the Financing Agreement is included in “Current portion of debt, net.” Refer to Note 11, “Debt,” in the Financial Statements for additional information.

Cash Flows

	Six Months Ended June 30,
(in thousands)	2024	2023
Net cash provided by operating activities	$36,154	$31,175
Net cash used in investing activities	(18,863)	(24,936)
Net cash used in financing activities	(6,086)	(12,339)
Operating Activities
Net cash provided by operating activities increased by $4,979 during the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, primarily driven by the timing of payments to suppliers and vendors and other working capital payments. The six months ended June 30, 2024 includes income tax refunds totaling approximately $17,800. The six months ended June 30, 2023 includes the recognition of the $22,794 ERTC Claim, of which $17,520 was received during that period.
Investing Activities
Net cash used in investing activities decreased by $6,073 during the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, primarily due to lower net investments in notes receivable and lower payments associated with acquisitions, partially offset by higher capital expenditures and the absence of proceeds from the sale of assets.
Financing Activities
Net cash used in financing activities decreased by $6,253 during the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, primarily due to lower repayments of debt partially offset by higher cash remittances of taxes withheld under equity-based compensation plans.
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
The following table summarizes the Company’s material future contractual obligations as of June 30, 2024:

(in thousands)	Commitments Due by Period
Contractual Obligations	Total	Remainder of 2024	2025 - 2026	2027 - 2028	Thereafter
Sellers’ notes(1)	$17,910	$6,910	$11,000	$—	$—
Finance arrangements(2)	18,515	1,238	5,124	5,431	6,722
Operating leases(3)	683,642	20,989	86,183	90,017	486,453
Finance leases(3)	1,715	347	1,265	103	—
Total	$721,782	$29,484	$103,572	$95,551	$493,175
(1)Consists of amounts owed for acquisitions or other purchases. Certain cash payments include an interest accretion component, and the timing of certain payments may vary based on regulatory approval. Refer to Note 11, “Debt,” in the Financial Statements for additional information.
(2)Reflects our contractual obligations to make future payments under non-cancelable operating leases that did not meet the criteria to qualify for sale leaseback treatment. Refer to Note 10, “Leases,” in the Financial Statements for additional information.
(3)Reflects our contractual obligations to make future payments under non-cancelable leases. Refer to Note 10, “Leases,” in the Financial Statements for additional information.

In addition to the amounts included in the table above, as of June 30, 2024 total borrowings of $275,000 were outstanding under the 2021 Credit Facility, which matures on August 27, 2025 and which borrowings bear interest at a rate of 9.5% per annum, payable quarterly. In July 2024, the Company prepaid a total of $215,000 of these borrowings by utilizing proceeds received from the issuance of $235,000 of the Term Notes that were issued in July 2024. These Term Notes mature in July 2029 and bear interest at a rate of 12.75% per annum, payable semi-annually in arrears on January 15 and July 15 of each year until the maturity date, commencing on January 15, 2025; refer to the sub-heading “2024 Notes Offering,” above, for additional information. Principal and interest payments could fluctuate based on prepayments or additional amounts borrowed. Refer to Note 11, “Debt,” in the Financial Statements for additional information regarding the Company’s debt transactions.
The table above excludes certain amounts related to recent and pending acquisitions, including the $7,300 earn-out payment related to the OPA acquisition that was paid in July 2024; refer to Note 4, “Acquisitions,” in the Financial Statements for additional information related to this transaction. The table above also excludes up to a total of $10,000 that we expect to fund under a research collaboration agreement associated with a prior acquisition. This funding will be based on a percentage of annual revenue through April 2031, unless satisfied earlier, and no related funding has occurred to date.
As of the date of this filing, we do not have any off-balance sheet arrangements, as defined by applicable regulations of the SEC, that have, or are reasonably likely to have, a material current or future effect on the results of our operations or financial condition, including, and without limitation, such considerations as liquidity and capital resources.
Capital Expenditures
We anticipate capital expenditures, net of tenant improvement allowances, of approximately $20,000 to $25,000 during the remainder of 2024. Changes to this estimate could result from the timing of various project start dates, which are subject to local and regulatory approvals, as well as capital allocation considerations. Spending at our cultivation and processing facilities includes: construction; purchase of capital equipment such as extraction equipment, heating, ventilation, and air conditioning equipment, and other manufacturing equipment; general maintenance; and information technology capital expenditures. Dispensary-related capital expenditures includes construction costs for the initial build-out of each location, general maintenance costs, and upgrades to existing locations.
During the remainder of 2024, we expect to complete the build out of one additional dispensary in Pennsylvania and fund certain expansion projects across our retail operations. We also anticipate completing certain projects across our cultivation facilities in addition to other enhancements and general maintenance activities across our portfolio. Management expects to fund capital expenditures primarily by utilizing cash flows from operations.
As of June 30, 2024, our construction in progress (“CIP”) balance was $4,542 and relates to capital spending on projects that were not yet complete. This balance includes amounts related to certain expansion projects at our Massachusetts and New Jersey cultivation facilities and other projects across our dispensaries and cultivation facilities.

Other Matters
Equity Incentive Plans
The Company’s current stock incentive plan, as amended, (the “Amended 2021 Plan”), authorizes the issuance of options, stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”), and other stock-based awards (collectively the “2021 Plan Awards”). The Amended 2021 Plan provides for a maximum number of shares of Class A common stock available for issuance to not exceed 10% of the total number of issued and outstanding shares of Class A common stock, on a non-diluted basis, as constituted on the grant date of a plan award. As of June 30, 2024, there were 4,672 shares of Class A common stock available for grant for future awards under the Amended 2021 Plan.
During the six months ended June 30, 2024, the Company granted a total of 11,821 RSUs under the Amended 2021 Plan. As of June 30, 2024, a total of 35,650 RSUs have been granted under the Amended 2021 Plan, of which 12,850 are unvested. Total unrecognized compensation cost related to the RSUs was $14,161 as of June 30, 2024, which is expected to be recognized over a weighted-average remaining period of 3.1 years.
As of June 30, 2024, a total of 3,852 stock option awards are outstanding under the Amended 2021 Plan, of which 2,478 are exercisable. No options were granted or exercised during the six months ended June 30, 2024. The outstanding options have a remaining weighted-average contractual life of 3.1 years as of June 30, 2024 and total unrecognized stock-based compensation expense related to unvested options was $902, which is expected to be recognized over a weighted-average remaining period of 2.2 years.
Additionally, a total of 4,000 RSUs that were granted outside of the Amended 2021 Plan remain outstanding as of June 30, 2024. These RSUs were granted pursuant to an employment agreement and vest upon the later of the second anniversary of the related employment and the achievement of certain stock price targets, which were not met as of June 30, 2024. Refer to Note 13, “Equity-Based Compensation Expense,” in the Financial Statements for additional information.
Total equity-based compensation expense was $5,284 and $4,457 during the three months ended June 30, 2024 and 2023, respectively, of which $3,179 and $2,198, respectively, was recognized within “General and administrative expenses” on the unaudited Condensed Consolidated Statements of Operations in the Financial Statements and of which $4,336 and $1,931, respectively, was recognized within “Cost of goods sold.” Total equity-based compensation expense was $16,000 and $9,012 during the six months ended June 30, 2024 and 2023, respectively, of which $9,648 and $5,153, respectively, was recognized within “General and administrative expenses” and of which $6,547 and $1,981, respectively, was recognized within “Cost of goods sold.”
In July 2021, the Company adopted an employee stock purchase plan (the “2021 ESPP”), pursuant to which 4,000 shares of Class A common stock are reserved for issuance thereunder, subject to certain adjustments and other terms. As of June 30, 2024, no shares have been issued under the 2021 ESPP.
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
In March 2024, the borrower refinanced the borrowings underlying the Maryland Loan Agreement with a third-party lender (the “Maryland Refinancing”). In conjunction with the Maryland Refinancing, the borrower’s obligations to the Company under the Maryland Loan Agreement were settled. As part of this settlement, the Company received a cash payment of $8,100. Additionally, the parties entered into a supply agreement that provides for the Company to receive $6,000 of inventory products from the borrower, based on market prices, over the course of three years, with a maximum of $500 per quarter. Of this total receivable, $2,000 is included within “Other current assets” and $3,098 is included within “Other noncurrent assets” on the unaudited Condensed Consolidated Balance Sheet in the Financial Statements as of June 30, 2024. The initial discount of $984 on the noncurrent portion was calculated utilizing the Company’s estimated incremental borrowing rate as of the agreement date and will be accreted to interest income over the agreement term. This discount is included within “General and administrative expenses” on the unaudited Condensed Consolidated Statements of Operations in the Financial Statements for the six months ended June 30, 2024 and within “Other” on the unaudited Condensed Consolidated Statements of Cash Flows. A total of $500 of inventory was supplied under this agreement during the three months ended June 30, 2024. The total settlement value approximated the obligations outstanding under the Maryland Loan Receivable, including $2,859 of past due interest that was outstanding as of December 31, 2023 and was included within “Other current assets” on the unaudited Condensed Consolidated Balance Sheet as of that date.
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
On April 26, 2024, MedMen announced that it made an assignment into bankruptcy pursuant to Canada’s Bankruptcy and Insolvency Act on April 24, 2024 and B. Riley Farber Inc. was appointed as its bankruptcy trustee. In addition, MedMen announced that MedMen’s wholly owned subsidiary, MM CAN USA, Inc., a California corporation, was placed into receivership in the Los Angeles Superior Court, Santa Monica Division on April 23, 2024 to effectuate an orderly dissolution and liquidation of its California-based assets. MedMen further announced that it intends to initiate additional receivership proceedings in those U.S. states where MM CAN USA, Inc. controls or owns assets, through which the operations and assets of MedMen’s subsidiaries will be dissolved or liquidated pursuant to applicable laws in the United States. On May 21, 2024, the Los Angeles Superior Court issued an order confirming the appointment a receiver for MM CAN USA, Inc. The receiver has submitted two monthly reports to the Los Angeles Superior Court estimating that the liabilities of MedMen’s subsidiaries likely significantly exceed the estimated liquidated value of MedMen's subsidiaries and their respective assets, and such reports indicate that efforts to dissolve, liquidate, or abandon such assets are ongoing.
During the year ended December 31, 2022, following the Company’s decision to no longer consummate the contemplated transactions, the Company established an estimated reserve of $3,700 related to the amounts that it has been actively pursuing collecting. The estimated reserve as of December 31, 2023 is included within “Other current assets” on the unaudited Condensed Consolidated Balance Sheet in the Financial Statements. During the three and six months ended June 30, 2024, the Company increased the estimated reserve by $2,744 and $5,447, respectively, which is included within “General and administrative expenses” on the unaudited Condensed Consolidated Statements of Operations and within “Other” on the unaudited Condensed Consolidated Statements of Cash Flows. The total reserve as of June 30, 2024 is reflective of all outstanding balances and of which $2,422 is included within “Notes receivable” on the unaudited Condensed Consolidated Balance Sheet, $6,695 is included within “Other current assets,” and the remainder is included within “Other noncurrent assets.”
Other Matter
In April 2021, the Company, through a subsidiary, entered into a settlement agreement with TVP, LLC, TVP Grand Rapids, LLC and, TVP Alma, LLC (collectively, the “TVP Parties”) regarding a dispute related to a purchase agreement for the Company’s potential acquisition of certain real estate properties in Michigan. As part of that settlement, the Company issued historical equity units to the TVP Parties to be held in the name of an escrow agent (the “Escrow Units”). The Escrow Units were fully issued and outstanding as of the settlement date and were to remain in the escrow account until such time as the TVP Parties exercised an option to hold the Escrow Units directly (the “Put Option”), which could be exercised for three years. In February 2024, the TVP Parties notified the Company that they were exercising the Put Option and the transfer was completed in May 2024, at which time the Escrow Units were released to the TVP Parties and the TVP Parties transferred to the Company the equity interests of the entities that hold three real estate properties. The underlying properties were determined to have a total fair value of $5,400 as of the settlement date, which was included within “Other noncurrent assets” on the unaudited Condensed Consolidated Balance Sheet in the Financial Statements as of December 31, 2023 and was reclassified to “Property and equipment, net” as of the transfer date. Prior to the completion of the transfer, the Company operated dispensaries at these locations pursuant to lease agreements, which operations will continue at the now-owned properties.
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
As reflected in the Financial Statements, the Company had an accumulated deficit as of June 30, 2024 and December 31, 2023, as well as a net loss for the six months ended June 30, 2024 and 2023, which are indicators that raise substantial doubt of our ability to continue as a going concern. Management believes that substantial doubt of our ability to continue as a going concern for at least one year from the issuance of our Financial Statements has been alleviated due to: (i) cash on hand and (ii) continued growth of sales from our consolidated operations. Management plans to continue to access capital markets for additional funding through debt and/or equity financings to supplement future cash needs, as may be required. However, management cannot provide any assurances that we will be successful in accomplishing our business plans. If we are unable to raise additional capital on favorable terms, if at all, whenever necessary, we may be forced to decelerate or curtail certain of our operations until such time as additional capital becomes available.

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
ITEM 1A. RISK FACTORS.
Other than as set forth below, as of the date of this filing, there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, in response to Item 1A., “Risk Factors,” of Part I of the Annual Report.
We face risks related to U.S. tax provisions related to controlled substances.
Limits on U.S. deductibility of certain expenses may have a material adverse effect on our financial condition, results of operations and cash flows. Section 280E (“Section 280E”) of the Internal Revenue Code of 1986, as amended, prohibits businesses from deducting certain expenses associated with the trafficking of controlled substances (within the meaning of Schedule I and II of the Controlled Substances Act (21 U.S.C. § 811) (the “CSA”)). The Internal Revenue Service (“IRS”) has applied Section 280E broadly in tax audits against various cannabis businesses in the U.S. that are permitted under applicable state laws, seeking substantial sums in tax liabilities, interest, and penalties resulting from the underpayment of taxes due to the lack of deductibility of otherwise ordinary business expenses the deduction of which is prohibited by Section 280E. Although the IRS issued a clarification allowing the deduction of certain expenses that can be categorized as cost of goods sold, the scope of such items is interpreted very narrowly, and the bulk of operating costs and general administrative costs are not permitted to be deducted. While there are currently several pending cases before various administrative and federal courts challenging these restrictions, there is no guarantee that these courts will issue an interpretation of Section 280E that is favorable to cannabis businesses.
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
On May 21, 2024, the United States Department of Justice published a notice of proposed rulemaking with the Federal Register to initiate a formal rulemaking process to consider rescheduling cannabis under the CSA. In June 2024, the IRS issued a press release stating that, until a final rule is published, cannabis remains a Schedule I controlled substance and is subject to the limitations of Section 280E. In this press release, the IRS also announced that taxpayers seeking a refund of taxes paid related to Section 280E by filing amended returns are not entitled to a refund or payment and that it is taking steps to address these claims. From time to time, the Company receives notices from various local, state, and federal tax agencies in the normal course of business. The Company is currently engaged with certain state and federal departments of revenue in respect to certain of the Company’s income tax returns that have been selected for examination.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
There have been no sales of unregistered securities during the quarter ended June 30, 2024, and from the period from July 1, 2024 to the filing date of this report, which have not been previously disclosed in a prior Quarterly Report on Form 10-Q or Current Report on Form 8-K.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
Securities Trading Plans of Directors and Executive Officers
During the three months ended June 30, 2024, none of our executive officers or directors adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

ITEM 6. EXHIBITS.
(a) EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Certificate of Incorporation	S-1	333-254800	3.4	April 23, 2021
3.2	Bylaws	S-1	333-254800	3.5	April 23, 2021
4.1	Specimen Stock Certificate evidencing the shares of common stock	S-1	333-254800	4.1	April 15, 2021
4.2	Form of Registration Rights Agreement	S-1	333-254800	4.2	April 23, 2021
4.3	Form of Warrant Agreement between Ascend Wellness Holdings, Inc. and each of the several lenders, dated June 30, 2022	10-Q	333-254800	4.5	August 15, 2022
4.4	Indenture dated July 16, 2024 by and between Ascend Wellness Holdings, Inc. and Odyssey Trust Company	8-K	333-254800	4.1	July 22, 2024
4.5#	Guaranty dated July 16, 2024 by and between Chicago Alternative Health Center, LLC, HealthCentral, LLC, MOCA LLC, Revolution Cannabis-Barry, LLC, The Homecoming Group, LLC, Ascend Maryland, LLC, Ascend Mass, LLC, MassGrow, LLC, FPAW Michigan LLC, Ascend New Jersey, LLC, BCCO, LLC, Ohio Cannabis Clinic LLC, and Story of PA CR, LLC (collectively, the “Guarantors”)	8-K	333-254800	4.2	July 22, 2024
4.6#
Pledge and Security Agreement dated July 16, 2024 by and between Ascend Wellness Holdings, Inc., and Revolution Cannabis-Barry, LLC, Chicago Alternative Health Center, LLC, MOCA LLC, Healthcentral, LLC, The Homecoming Group, LLC, Ascend Mass, LLC, Massgrow, LLC, FPAW Michigan, LLC, BCCO, LLC, Ohio Cannabis Clinic LLC, Ascend New Jersey, LLC, Story Of PA CR, LLC, Ascend Maryland, LLC, Ascend Mass, Inc., Ascend Illinois Holdings, LLC, Ascend Illinois, LLC, Massgrow, Inc., AWH Pennsylvania, LLC, FPAW Michigan 2, Inc., as the initial grantors (collectively, the “Initial Grantors”), and Odyssey Trust Company
		8-K	333-254800	4.3	July 22, 2024
31.1*	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32‡	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Label Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Ascend Wellness Holdings, Inc.

August 7, 2024	/s/ Mark Cassebaum
Mark Cassebaum Chief Financial Officer (Principal Financial Officer)

August 7, 2024	/s/ Roman Nemchenko
Roman Nemchenko Executive Vice President, Chief Accounting Officer (Principal Accounting Officer)