Form 10-Q
period 2024-09-30
Ascend Wellness Holdings, Inc.
filed 2024-11-12
CIK 1756390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 8, 2024, there were 214,365,317 shares of the registrant’s Class A common stock, par value $0.001, and 65,000 shares of the registrant’s Class B common stock, par value $0.001, outstanding.

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
•the effect of risks related to U.S. tax provisions related to controlled substances;
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

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.
ASCEND WELLNESS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except per share amounts)	September 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$65,279	$72,508
Accounts receivable, net	38,775	28,298
Inventory	97,387	95,294
Notes receivable	1,764	13,116
Other current assets	10,373	19,644
Total current assets	213,578	228,860
Property and equipment, net	263,491	268,082
Operating lease right-of-use assets	138,776	130,556
Intangible assets, net	212,191	221,452
Goodwill	49,599	47,538
Other noncurrent assets	18,238	23,062
TOTAL ASSETS	$895,873	$919,550

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$58,894	$71,112
Current portion of debt, net	73,739	11,148
Operating lease liabilities, current	5,125	3,660
Income taxes payable	753	—
Other current liabilities	6,618	6,766
Total current liabilities	145,129	92,686
Long-term debt, net	232,162	297,565
Operating lease liabilities, noncurrent	267,414	261,087
Deferred tax liabilities, net	25,568	35,745
Other non-current liabilities	136,691	89,595
Total liabilities	806,964	776,678
Commitments and contingencies (Note 15)
Stockholders' Equity
Preferred stock, $0.001 par value per share; 10,000 shares authorized, none issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Class A common stock, $0.001 par value per share; 750,000 shares authorized; 214,346 and 206,810 shares issued and outstanding at September 30, 2024 and December 31, 2023	215	207
Class B common stock, $0.001 par value per share, 100 shares authorized; 65 issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Additional paid-in capital	471,436	458,027
Accumulated deficit	(383,565)	(315,362)
Equity of Ascend Wellness Holdings, Inc. common stockholders	88,086	142,872
Non-controlling interests	823	—
Total stockholders' equity	88,909	142,872
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$895,873	$919,550
The accompanying notes are an integral part of the condensed consolidated financial statements.

ASCEND WELLNESS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2024	2023	2024	2023
Revenue, net	$141,647	$141,268	$425,593	$378,432
Cost of goods sold	(97,918)	(97,712)	(288,254)	(270,853)
Gross profit	43,729	43,556	137,339	107,579
Operating expenses
General and administrative expenses	46,146	40,009	138,703	111,762
Operating (loss) profit	(2,417)	3,547	(1,364)	(4,183)

Other (expense) income
Interest expense	(16,481)	(8,963)	(33,554)	(28,419)
Other, net	409	902	1,098	25,211
Total other expense	(16,072)	(8,061)	(32,456)	(3,208)
Loss before income taxes	(18,489)	(4,514)	(33,820)	(7,391)
Income tax expense	(9,767)	(6,726)	(34,383)	(21,480)
Net loss	$(28,256)	$(11,240)	$(68,203)	$(28,871)

Net loss per share attributable to Class A and Class B common stockholders — basic and diluted	$(0.13)	$(0.05)	$(0.32)	$(0.15)
Weighted-average common shares outstanding — basic and diluted	214,290	205,710	212,134	196,616

The accompanying notes are an integral part of the condensed consolidated financial statements.

ASCEND WELLNESS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Nine Months Ended September 30, 2024
	Class A and Class B Common Stock		Attributable to Ascend Wellness Holdings, Inc. Common Stockholders
(in thousands)	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity	Non- Controlling Interests	Total
December 31, 2023	206,875	$207	$458,027	$(315,362)	$142,872	$—	$142,872
Vesting of equity-based payment awards	7,053	7	(7)	—	—	—	—
Equity-based compensation expense	—	—	13,554	—	13,554	—	13,554
Taxes withheld under equity-based compensation plans, net	(2,433)	(2)	(3,481)	—	(3,483)	—	(3,483)
Recognition of non-controlling interests	—	—	—	—	—	1,050	1,050
Net loss	—	—	—	(18,163)	(18,163)	—	(18,163)
March 31, 2024	211,495	$212	$468,093	$(333,525)	$134,780	$1,050	$135,830
Vesting of equity-based payment awards	3,712	4	(4)	—	—	—	—
Equity-based compensation expense	—	—	5,284	—	5,284	—	5,284
Taxes withheld under equity-based compensation plans, net	(1,387)	(1)	(1,786)	—	(1,787)	—	(1,787)
Net loss	—	—	—	(21,784)	(21,784)	—	(21,784)
June 30, 2024	213,820	$215	$471,587	$(355,309)	$116,493	$1,050	$117,543
Vesting of equity-based payment awards	529	—	—	—	—	—	—
Equity-based compensation expense	—	—	(195)	—	(195)	—	(195)
Taxes withheld under equity-based compensation plans, net	(144)	—	(131)	—	(131)	—	(131)
Exercise of stock options	206	—	175	—	175	—	175
Distributions to non-controlling interests	—	—	—	—	—	(227)	(227)
Net loss	—	—	—	(28,256)	(28,256)	—	(28,256)
September 30, 2024	214,411	$215	$471,436	$(383,565)	$88,086	$823	$88,909

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

ASCEND WELLNESS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
(in thousands)	2024	2023
Cash flows from operating activities
Net loss	$(68,203)	$(28,871)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	48,689	44,192
Amortization of operating lease assets	1,451	827
Non-cash interest expense	6,380	7,082
Equity-based compensation expense	15,805	13,976
Deferred income taxes	(10,177)	(10,875)
Gain on sale of assets	(11)	(226)
Other	11,765	17,837
Changes in operating assets and liabilities, net of effects of acquisitions
Accounts receivable	(10,477)	(11,278)
Inventory	(4,760)	(5,693)
Other current assets	1,186	(5,726)
Other noncurrent assets	(759)	(484)
Accounts payable and accrued liabilities	(5,079)	12,601
Other current liabilities	(148)	615
Lease liabilities	(1,767)	(569)
Income taxes payable	54,231	25,258
Net cash provided by operating activities	38,126	58,666
Cash flows from investing activities
Additions to capital assets	(17,510)	(16,012)
Investments in notes receivable	(600)	(15,169)
Collection of notes receivable	8,345	245
Proceeds from sale of assets	11	15,000
Acquisition of businesses, net of cash acquired	(9,800)	(19,857)
Purchase of intangible assets	(10,450)	(15,943)
Net cash used in investing activities	(30,004)	(51,736)
Cash flows from financing activities
Proceeds from issuance of common stock in private placement	—	7,000
Proceeds from issuance of debt	217,413	—
Repayments of debt	(215,786)	(23,188)
Debt issuance costs	(6,658)	—
Repayments under finance leases	(366)	(256)
Taxes withheld under equity-based compensation plans, net	(5,060)	(711)
Proceeds from the exercise of stock options	175	—
Payment of contingent consideration	(4,842)	—
Distributions to non-controlling interests	(227)	—
Net cash used in financing activities	(15,351)	(17,155)
Net decrease in cash, cash equivalents, and restricted cash	(7,229)	(10,225)
Cash, cash equivalents, and restricted cash at beginning of period	72,508	74,146
Cash, cash equivalents, and restricted cash at end of period	$65,279	$63,921

The accompanying notes are an integral part of the condensed consolidated financial statements.

ASCEND WELLNESS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED, UNAUDITED)

	Nine Months Ended September 30,
(in thousands)	2024	2023
Supplemental Cash Flow Information
Interest paid	$15,460	$20,579
Income tax (refunds) payments, net	(9,671)	7,057

Non-cash investing and financing activities
Capital expenditures incurred but not yet paid	$2,981	$6,102
Taxes withheld under equity-based compensation plans, net	953	214
Financing costs incurred but not yet paid	535	—
Non-controlling interest recognized upon initial consolidation of variable interest entities	1,050	—
Issuance of shares in business acquisitions	—	4,770
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
2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with (i) United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information, and (ii) the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of our management, our unaudited condensed consolidated financial statements and accompanying notes (the “Financial Statements”) include all normal recurring adjustments that are necessary for the fair statement of the interim periods presented. Interim results of operations are not necessarily indicative of results for the full year, or any other period. The Financial Statements should be read in conjunction with our audited consolidated financial statements (and notes thereto) in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “Annual Report”), as filed with the United States Securities and Exchange Commission (“SEC”) and with the relevant Canadian securities regulatory authorities under its profile on the System for Electronic Document Analysis and Retrieval Plus (“SEDAR+”). Except as noted below, there have been no material changes to the Company’s significant accounting policies and estimates during the nine months ended September 30, 2024.
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

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

Liquidity
As reflected in the Financial Statements, the Company had an accumulated deficit as of September 30, 2024 and December 31, 2023, as well as a net loss for the nine months ended September 30, 2024 and 2023, which are indicators that raise substantial doubt of our ability to continue as a going concern. Management believes that substantial doubt of our ability to continue as a going concern for at least one year from the issuance of these Financial Statements has been alleviated due to: (i) cash on hand and (ii) continued growth of sales from our consolidated operations. Management plans to continue to access capital markets for additional funding through debt and/or equity financings to supplement future cash needs, as may be required. However, management cannot provide any assurances that the Company will be successful in accomplishing its business plans. If the Company is unable to raise additional capital whenever necessary, it may be forced to decelerate or curtail certain of its operations until such time as additional capital becomes available.
Cash and Cash Equivalents and Restricted Cash
As of September 30, 2024 and December 31, 2023, we did not hold significant restricted cash or cash equivalents.
Fair Value of Financial Instruments
During the nine months ended September 30, 2024 and 2023, we had no transfers of assets or liabilities between any of the hierarchy levels.
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
Basic EPS is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects potential dilution and is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period increased by the number of additional common shares that would have been outstanding if all potential common shares had been issued and were dilutive. However, potentially dilutive securities are excluded from the computation of diluted EPS to the extent that their effect is anti-dilutive. Potential dilutive securities include incremental shares of common stock issuable upon the exercise of warrants, unvested restricted stock awards, unvested restricted stock units, and outstanding stock options, as applicable. At September 30, 2024 and 2023, 15,273 and 26,840 shares of common stock equivalents, respectively, were excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Retail revenue	$93,599	$101,263	$281,882	$273,862
Wholesale revenue	77,894	68,671	236,436	188,263
	171,493	169,934	518,318	462,125
Elimination of inter-company revenue	(29,846)	(28,666)	(92,725)	(83,693)
Total revenue, net	$141,647	$141,268	$425,593	$378,432
The liability related to the loyalty program we offer dispensary customers at certain locations was $1,566 and $1,317 at September 30, 2024 and December 31, 2023, respectively, and is included within “Other current liabilities” on the unaudited Condensed Consolidated Balance Sheets. The Company recorded $2,047 and $1,939 in allowance for doubtful accounts as of September 30, 2024 and December 31, 2023, respectively. Write-offs were not significant during the three and nine months ended September 30, 2024 and 2023.
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

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

2024 Acquisition
Effective in April 2024, a consolidated variable interest entity (“VIE”) of the Company acquired two dispensaries in the greater Chicago, Illinois area (the “Chicago Partner Dispensaries”). The parties entered into interim management services agreements (“MSAs”) pursuant to which the consolidated entity will advise on certain business, operational, and financial matters for a monthly fee while the parties finalize asset purchase agreements to acquire the underlying dispensaries (the “Illinois MSAs”). The total purchase price of approximately $10,000 of cash consideration is subject to certain closing adjustments. An initial deposit of $1,500 was remitted during the three months ended March 31, 2024. The remainder of $8,500 was remitted to escrow during the three months ended June 30, 2024 and remained in escrow as of September 30, 2024. The asset purchase agreements in respect of the Chicago Partner Dispensaries are subject to regulatory review and approval. Based on the provisions of the Illinois MSAs, the third party obtained operational and financial influence over the dispensaries and therefore recognized the transaction as a business combination as of the April 2024 regulatory approval date of the Illinois MSAs. Refer to Note 8, “Variable Interest Entities,” for additional information regarding the Company’s VIEs.
The following table summarizes the preliminary purchase price allocation, which remains preliminary as management refines certain estimates during the measurement period:

(in thousands)
Assets acquired (liabilities assumed):
Property and equipment(1)	$1,525
Other assets	76
Licenses(2)	6,210
Goodwill(3)	2,261
Accounts payable and accrued liabilities	(72)
Net assets acquired	$10,000
(1)Consists of leasehold improvements of $1,398 and furniture, fixtures, and equipment of $127. During the three months ended September 30, 2024, certain estimates related to the fair value of the acquired leasehold improvements were refined, resulting in a measurement period purchase accounting adjustment that decreased the estimated fair value of the leasehold improvements by $1,307, with a related impact to goodwill.
(2)The amortization period for acquired licenses is 10 years. During the three months ended September 30, 2024, certain estimates related to the fair value of the acquired licenses were refined, resulting in a measurement period purchase accounting adjustment that increased the value by $1,740, with a related impact to goodwill.
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
Our consolidated results of operations for the three and nine months ended September 30, 2024 include $1,323 and $1,435, respectively, of net revenue and $160 and $493, respectively, of net loss related to the Chicago Partner Dispensaries. Pro forma financial information is not presented, as such results are immaterial to both the current and prior periods.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

2023 Acquisition
Effective April 27, 2023, the Company acquired 100% of the membership interests of certain entities related to Devi Holdings, Inc. (“Devi”), pursuant to a definitive agreement that was entered into on January 25, 2023 (the “Maryland Agreement”). Through the Maryland Agreement, the Company acquired the four licensed medical cannabis dispensaries that Devi owned and operated in Maryland (“Devi Maryland”). Total consideration at closing consisted of cash consideration of $12,000, which was subject to customary closing conditions and working capital adjustments, and 5,185 shares of Class A common stock with an estimated fair value of $4,770 at issuance. In April 2024 the Company finalized the working capital settlement and reduced consideration and goodwill by $200. Our results of operations for the three and nine months ended September 30, 2024 include $9,719 and $28,860 of net revenue, respectively, and $1,080 and $3,006 of net income, respectively, related to Devi Maryland. Our results of operations for the three and nine months ended September 30, 2023 include $9,541 and $11,270, respectively, of net revenue and $688 and $15, respectively, of net loss related to Devi Maryland. Pro forma financial information is not presented, as such results are immaterial to both the current and prior periods.
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
2024 Asset Acquisitions
Massachusetts Purchase Agreement
In January 2024, the Company entered into a definitive agreement (the “Massachusetts Purchase Agreement”) to purchase a cultivation license and a manufacturer license from a third party in Massachusetts for a cash purchase price of $2,750, which total may be adjusted at closing, as provided in the Massachusetts Purchase Agreement and of which $1,500 was paid at signing and $1,250 was paid on October 1, 2024. The transfer of each license is subject to regulatory review and approval, which the Company expects may occur within twelve months following the signing date. The licenses were not associated with active operations at signing, but operations have since commenced. In conjunction with the Massachusetts Purchase Agreement, the parties also entered into a bridge loan which provides for the financing of certain covered expenses, at the sole discretion of the Company. This bridge loan bears interest based on the federal funds rate and, if not otherwise satisfied, is due on the fifth anniversary of the signing date. The parties also entered into an interim consulting services agreement, effective as of the signing date. The Company accounted for this transaction as an asset acquisition as of the signing date based on the provisions of the underlying agreements and allocated the cash consideration as the cost of the license acquired. The Company has also agreed to assume the lease for the associated location and to reimburse the seller for the security deposit at final closing. The Company recognized a lease liability and ROU asset of $761 as of the signing date; refer to Note 10, “Leases,” for additional information regarding the Company’s leases. Direct transaction costs were not material.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

Detroit License
In September 2024, the Company acquired 49% of the member interests of an entity (the “Detroit License Holder”) that received conditional approval for an adult-use license in Detroit, Michigan (the “Detroit License”). The Detroit License was not associated with active operations as of the closing date and the Detroit License Holder had no other active operations as of that date. The Company anticipates transferring the Detroit License to its existing dispensary in Detroit, Michigan, subject to regulatory approvals. The Company paid $850 of cash consideration at closing and the sellers may receive up to an additional $2,250 based upon the achievement of certain levels of sales during a specified twelve month period following the commencement of adult-use sales at the dispensary. The underlying agreement provides the Company with an option to acquire the remaining ownership interests in the Detroit License Holder, after such is permissible by applicable regulations, for no additional consideration. The parties also entered into a management services agreement, pursuant to which the Company is providing management and advisory services for a set monthly fee, which is expected to expire upon the Company’s exercise of the option.
The Company determined that the Detroit License Holder is a VIE and the Company became the primary beneficiary as of the closing date; therefore, the Detroit License Holder is consolidated as a VIE. Management applied the acquisition method discussed above and allocated the total estimated fair value of the transaction consideration of $1,140 as the estimated fair value of the license. This total consisted of the fair value of the cash consideration of $850 plus the initial estimated fair value of the contingent consideration of $290, which was determined utilizing an income approach based on a probability-weighted estimate of the future payment discounted using the Company’s estimated incremental borrowing rate, is classified within Level 3 of the fair value hierarchy, and is included within “Other non-current liabilities” on the unaudited Condensed Consolidated Balance Sheet as of September 30, 2024. The Company determined the fair value of any noncontrolling interest is de minimis. Refer to Note 8, “Variable Interest Entities,” for additional information regarding the Company’s VIEs.
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

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

The purchase price per the Ohio Agreement consisted of total cash consideration of $22,300. The Ohio Agreement also includes an earn-out provision of $7,300 that is dependent upon the commencement of adult-use cannabis sales in Ohio and which the sellers could elect to receive as either cash or shares of the Company’s Class A common stock, or a combination thereof. The sellers elected to receive the payment in cash and such payment was made in July 2024. The parties amended the Ohio Agreement in June 2024 to incorporate certain provisions regarding evolving regulations in Ohio, including that the Company will, upon final closing of the Ohio Agreement, receive two additional adult-use licenses that are expected to be awarded to OPA.
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
The estimated fair value of the contingent consideration was determined utilizing an income approach based on a probability-weighted estimate of the future payment discounted using the Company’s estimated incremental borrowing rate and is classified within Level 3 of the fair value hierarchy. As of December 31, 2023, the estimated fair value of this contingent consideration was $6,670 and is included within “Other non-current liabilities on the unaudited Condensed Consolidated Balance Sheet at that date. The $630 change in fair value through the payment date was recognized during the nine months ended September 30, 2024 and is included within “General and administrative expenses” on the unaudited Condensed Consolidated Statement of Operations. The Company determined the fair value of any noncontrolling interest is de minimis. Refer to Note 8, “Variable Interest Entities,” for additional information regarding the Company’s VIEs.
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
The second transaction was entered on August 12, 2022 for total cash consideration of $5,600. The Company accounted for this transaction as an asset acquisition and allocated the cash consideration plus an acquisition-related deferred tax liability of $2,458 as the total cost of the license. The cash consideration was paid at final closing in July 2024 and was included as a sellers’ note within “Current portion of debt, net” on the unaudited Condensed Consolidated Balance Sheets at December 31, 2023; refer to Note 11, “Debt,” for additional information. Operations at the associated location commenced in December 2023.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

5. INVENTORY
The components of inventory are as follows:

(in thousands)	September 30, 2024	December 31, 2023
Materials and supplies	$10,983	$16,824
Work in process	40,114	36,612
Finished goods	46,290	41,858
Total	$97,387	$95,294
Total compensation expense capitalized to inventory was $19,566 and $18,552 during the three months ended September 30, 2024 and 2023, respectively, and $58,539 and $52,847 during the nine months ended September 30, 2024 and 2023, respectively. At September 30, 2024 and December 31, 2023, $16,030 and $13,730, respectively, of compensation expense remained capitalized as part of inventory. The Company recognized, as a component of cost of goods sold, total write-downs related to net realizable value adjustments, expired products, and obsolete packaging totaling $1,749 and $2,223 during the three and nine months ended September 30, 2024, respectively, and $2,938 and $13,052 during the three and nine months ended September 30, 2023, respectively. These amounts are included within “Other” on the unaudited Condensed Consolidated Statements of Cash Flows.
6. NOTES RECEIVABLE

(in thousands)	September 30, 2024	December 31, 2023
Massachusetts Note(1)	$1,764	$147
MMNY - working capital loan(2)	—	2,422
Maryland Loan Receivable(3)	—	10,547
Total	$1,764	$13,116
(1)In May 2022 the Company issued a secured promissory note to a retail dispensary license holder in Massachusetts providing up to $3,500 of funding, which note was amended in December 2023 (the “Massachusetts Note”). As amended, the Massachusetts Note bears interest at a rate of 12.5% per annum, which is to be paid monthly beginning in January 2024, and principal is to be repaid monthly commencing in December 2024 based on a period of twenty-four months, with the remainder due at the December 1, 2025 revised maturity date. In April 2024, the Massachusetts Note was further amended to increase the principal to $4,100 and the additional payment was funded at that time. A total of $4,100 is outstanding under the Massachusetts Note as of September 30, 2024, of which $1,764 is included in “Notes receivable” and $2,336 is included in “Other noncurrent assets,” respectively, on the unaudited Condensed Consolidated Balance Sheet as of that date. A total of $3,500 was outstanding as of December 31, 2023, of which $147 was included in “Notes receivable” and $3,353 was included in “Other noncurrent assets.” The borrower may prepay the outstanding principal amount, plus accrued interest thereon. Borrowings under the Massachusetts Note are secured by the assets of the borrower. The borrower is partially owned by an entity that is managed, in part, by one of the founders of the Company. Additionally, the Company transacts with the retail dispensary in the ordinary course of business.
(2)On February 25, 2021, the Company entered into a working capital advance agreement with MedMen NY, Inc. (“MMNY”), an unrelated third party, in conjunction with an Investment Agreement (as defined in Note 15, “Commitments and Contingencies”). The working capital advance agreement allows for initial maximum borrowings of up to $10,000, which may be increased to $17,500, and was issued to provide MMNY with additional funding for operations in conjunction with the Investment Agreement. Borrowings do not bear interest, but may be subject to a financing fee. The outstanding balance is due and payable at the earlier of the initial closing of the Investment Agreement or, if the Investment Agreement is terminated for certain specified reasons, three business days following such termination. During the nine months ended September 30, 2024, the Company increased its estimated reserve on the amounts outstanding from MMNY to include the remaining balances, including this working capital loan. The Company is pursuing collection of these amounts through its legal proceedings against MMNY, refer to Note 15, “Commitments and Contingencies,” for additional information.
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
In March 2024 the borrower refinanced the borrowings underlying the Maryland Loan Agreement with a third-party lender (the “Maryland Refinancing”). In conjunction with the Maryland Refinancing, the borrower’s obligations to the Company under the Maryland Loan Agreement were settled. As part of this settlement, the Company received a cash payment of $8,100. Additionally, the parties entered into a supply agreement that provides for the Company to receive $6,000 of inventory products from the borrower, based on market prices, over the course of three years, with a maximum of $500 per quarter. The Company recorded this receivable net of an initial discount of $984 that is included within “General and administrative expenses” on the unaudited Condensed Consolidated Statements of Operations for the nine months ended September 30, 2024 and within “Other” on the unaudited Condensed Consolidated Statements of Cash Flows. This discount was calculated utilizing the Company’s estimated incremental borrowing rate as of the agreement date and will be accreted to interest income over the agreement term. The total settlement value, excluding the discount, approximated the obligations outstanding under the Maryland Loan Receivable, including $2,859 of past due interest that was outstanding as of December 31, 2023 and was included within “Other current assets” on the unaudited Condensed Consolidated Balance Sheet as of that date.
A total of $500 of inventory was supplied under this agreement during the nine months ended September 30, 2024. During the three months ended September 30, 2024, the Company established a reserve of $2,083 on the remaining receivable due to collection risk. This reserve was recognized within “General and administrative expenses” on the unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2024 and within “Other” on the unaudited Condensed Consolidated Statements of Cash Flows. As of September 30, 2024, $1,000 of the remaining receivable is included within “Other current assets” and $1,543 is included within “Other noncurrent assets” on the unaudited Condensed Consolidated Balance Sheet, which amounts are net of $1,000 and $1,083 respectively, associated with this reserve.
Additionally, a total of $3,891 was outstanding at September 30, 2024 related to a promissory note issued to the owner of a property that the Company is leasing, of which $175 and $3,716 is included in “Other current assets” and “Other noncurrent assets,” respectively, on the unaudited Condensed Consolidated Balance Sheets. At December 31, 2023, $4,018 was outstanding, of which $170 and $3,848 is included in “Other current assets” and “Other noncurrent assets,” respectively, on the unaudited Condensed Consolidated Balance Sheets.
No impairment losses on notes receivable were recognized during the nine months ended September 30, 2024 or 2023, other than as described above.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

7. PROPERTY AND EQUIPMENT
Property and equipment consists of the following:

(in thousands)	September 30, 2024	December 31, 2023
Leasehold improvements	$202,341	$192,807
Buildings	83,703	72,204
Furniture, fixtures, and equipment	75,833	71,474
Construction in progress	3,329	6,511
Land	5,782	5,242
Property and equipment, gross	370,988	348,238
Less: accumulated depreciation	107,497	80,156
Property and equipment, net	$263,491	$268,082
Total depreciation expense was $9,057 and $8,531 during the three months ended September 30, 2024 and 2023, respectively, and $27,341 and $24,958 during the nine months ended September 30, 2024 and 2023, respectively. Total depreciation expense capitalized to inventory was $6,380 and $6,227 during the three months ended September 30, 2024 and 2023, respectively, and $19,431 and $18,628 during the nine months ended September 30, 2024 and 2023, respectively. At September 30, 2024 and December 31, 2023, $4,211 and $5,510, respectively, of depreciation expense remained capitalized as part of inventory.
The table above includes equipment with a gross value of $2,321 as of each of September 30, 2024 and December 31, 2023 and accumulated amortization of $966 and $549, respectively, that the Company is renting under finance leases pursuant to a master lease agreement that was entered into in June 2022 and, as amended, allows for an aggregate of up to $3,000 of such leases to be entered during the current annual renewal period. Refer to Note 10, “Leases,” for additional information regarding our lease arrangements.
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

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

Recent Transactions
January 2024 Loan Agreement
In January 2024, the Company entered into a loan agreement pursuant to which the Company may provide, at its sole discretion, up to $2,500 of financing to a third party (the “January 2024 Loan Agreement”). The January 2024 Loan Agreement contains certain provisions and restrictive covenants that provide the Company with operational and financial influence over the underlying entity and also provides the Company with financial distributions based on the underlying associated results of operations. Additionally, the January 2024 Loan Agreement provides the Company with conversion options to obtain 35% of the equity interests of the borrower upon the initial funding (which occurred in January 2024) and up to an additional 65% of the remaining equity interest of the borrower at any time through October 2033, subject to certain provisions and regulatory approvals. The Company determined that the terms and provisions of the January 2024 Loan Agreement create a variable interest in the third-party entity and met the criteria for consolidation as of such date. The third-party entity received a conditional license approval for one dispensary in New Jersey that was determined to have a fair value of $1,050, which approximated the fair value of the non-controlling interest held by the third-party member as of the effective date. The non-controlling interest received a distribution during the three months ended September 30, 2024 in accordance with the provisions of the January 2024 Loan Agreement. The net loss attributable to the non-controlling interest was not significant during the three and nine months ended September 30, 2024.
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
February 2024 Loan Agreement
In February 2024, the Company entered into a loan agreement pursuant to which the Company may provide financing to a third party, at its sole discretion (the “February 2024 Loan Agreement”). The February 2024 Loan Agreement initially provided for up to $3,750 of financing, but was amended in July 2024 to increase the funding amount based on the Company’s sole discretion at such a time that the borrower requests additional funding. The parties also entered into a support services agreement under which the Company will provide management and advisory services for a set monthly fee. The terms of the February 2024 Loan Agreement contain certain provisions and restrictive covenants that provide the Company with operational and financial influence over the underlying entity. The February 2024 Loan Agreement provides the Company with the option to convert the outstanding balance into equity interests of the borrower, up to 100%, as may be permissible by applicable regulations at such time. The Company determined that the terms and provisions of the February 2024 Loan Agreement and support services agreement create a variable interest in the third-party entity and met the criteria for consolidation as of such date. The entity held no assets at the time the agreements were entered into and the non-controlling interest was determined to have a de minimis fair value as of that date. The net loss attributable to the non-controlling interest was not significant during the three and nine months ended September 30, 2024.
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

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

Financial Information
The following tables present the summarized financial information about the Company’s consolidated VIEs which are included in the unaudited Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023 and in the unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2024 and 2023, as applicable. The underlying entities were determined to be VIEs since the Company possesses the power to direct the significant activities of the VIEs and has the obligation to absorb losses or the right to receive benefits from the VIEs. The information below excludes intercompany balances and activity that eliminate in consolidation and includes the related acquisition details disclosed in Note 4, “Acquisitions.”

(in thousands)	September 30, 2024	December 31, 2023
Current assets	$4,414	$585
Other noncurrent assets	61,754	44,722
Current liabilities	6,144	25,460
Noncurrent liabilities	13,418	9,516
Deficit	(8,838)	(3,476)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Revenue, net	$5,980	$—	$7,752	$—
Net loss	(891)	(672)	(5,362)	(1,869)
9. INTANGIBLE ASSETS AND GOODWILL

(in thousands)	September 30, 2024	December 31, 2023
Intangible Assets
Licenses and permits	$262,017	$250,867
In-place leases	19,963	19,963
Trade names	380	380
	282,360	271,210
Accumulated amortization:
Licenses and permits	(53,708)	(34,427)
In-place leases	(16,081)	(14,951)
Trade names	(380)	(380)
	(70,169)	(49,758)

Total intangible assets, net	$212,191	$221,452
Amortization expense related to intangible assets was $6,842 and $5,876 during the three months ended September 30, 2024 and 2023, respectively, and $20,411 and $17,703 during the nine months ended September 30, 2024 and 2023, respectively. Total amortization expense capitalized to inventory was $755 and $685 during the three months ended September 30, 2024 and 2023, respectively, and $2,263 and $2,106 during the nine months ended September 30, 2024 and 2023, respectively. At September 30, 2024 and December 31, 2023, $1,278 and $916, respectively, of amortization expense remained capitalized as part of inventory.
No impairment indicators were noted during the nine months ended September 30, 2024 or 2023 and, as such, we did not record any impairment charges during either period.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

Goodwill

(in thousands)
Balance, December 31, 2023	$47,538
Acquisitions(1)	2,261
Adjustments to purchase price allocation(1)	(200)
Balance, September 30, 2024	$49,599
(1)Refer to Note 4, “Acquisitions,” for additional information.
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
The components of lease assets and lease liabilities and their classification on the unaudited Condensed Consolidated Balance Sheets were as follows:

(in thousands)	Classification	September 30, 2024	December 31, 2023
Lease assets
Operating leases	Operating lease right-of-use assets	$138,776	$130,556
Finance leases	Property and equipment, net	1,355	1,772
Total lease assets		$140,131	$132,328

Lease liabilities
Current liabilities
Operating leases	Operating lease liabilities, current	$5,125	$3,660
Finance leases	Current portion of debt, net	549	496
Noncurrent liabilities
Operating leases	Operating lease liabilities, noncurrent	267,414	261,087
Finance leases	Long-term debt, net	777	1,196
Total lease liabilities		$273,865	$266,439

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

The components of lease costs and classification within the unaudited Condensed Consolidated Statements of Operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Operating lease costs
Capitalized to inventory	$9,349	$9,262	$27,459	$25,960
General and administrative expenses	980	651	3,117	1,914
Total operating lease costs	$10,329	$9,913	$30,576	$27,874

Finance lease costs
Amortization of leased assets(1)	$139	$138	$417	$320
Interest on lease liabilities	48	68	154	138
Total finance lease costs	$187	$206	$571	$458
(1)Included as a component of depreciation expense within “General and administrative expenses” on the accompanying unaudited Condensed Consolidated Statements of Operations.
At September 30, 2024 and December 31, 2023, $7,312 and $6,028, respectively, of lease costs remained capitalized in inventory.
The following table presents information on short-term and variable lease costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Total short-term and variable lease costs	$1,195	$1,176	$3,162	$3,353
Sublease income generated during the three and nine months ended September 30, 2024 and 2023 was immaterial.
The following table includes supplemental cash and non-cash information related to our leases:

	Nine Months Ended September 30,
(in thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$30,898	$27,581
Operating cash flows from finance leases	154	138
Financing cash flows from finance leases	366	256
ROU assets obtained in exchange for new lease obligations
Operating leases	$9,560	$34,583
Finance leases	—	1,159

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

The following table summarizes the weighted-average remaining lease term and discount rate:

	September 30, 2024	December 31, 2023
Weighted-average remaining term (years)
Operating leases	13.5	14.3
Finance leases	2.3	3.0
Weighted-average discount rate
Operating leases	15.1%	15.1%
Finance leases	13.7%	13.7%
The amounts of future undiscounted cash flows related to the lease payments over the lease terms and the reconciliation to the present value of the lease liabilities as recorded on our unaudited Condensed Consolidated Balance Sheet as of September 30, 2024 are as follows:

(in thousands)	Operating Lease Liabilities	Finance Lease Liabilities
Remainder of 2024	$10,586	$173
2025	43,257	693
2026	43,595	572
2027	44,759	103
2028	45,967	—
Thereafter	488,667	—
Total lease payments	676,831	1,541
Less: imputed interest	404,292	215
Present value of lease liabilities	$272,539	$1,326
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

(in thousands)	Remainder of 2024	2025	2026	2027	2028	Thereafter	Total
Cash payments due under financing liabilities	$623	$2,525	$2,599	$2,676	$2,755	$6,722	$17,900

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

11. DEBT

(in thousands)	September 30, 2024	December 31, 2023
2024 Term Notes(1)	$235,000	$—
2021 Credit Facility(2)	60,000	275,000
Finance liabilities(3)	18,100	18,100
Sellers’ notes(4)	11,996	18,591
Financing Agreement(5)	1,964	1,766
Finance leases(6)	1,326	1,692
Total debt	$328,386	$315,149

Current portion of debt	74,509	11,148
Less: unamortized deferred financing costs	770	—
Current portion of debt, net	$73,739	$11,148

Long-term debt	253,877	304,001
Less: unamortized deferred financing costs	21,715	6,436
Long-term debt, net	$232,162	$297,565
(1)On July 16, 2024, the Company issued $235,000 in aggregate principal of senior secured notes due July 16, 2029 (the “2024 Term Notes”) through a private placement (the “2024 Notes Offering”) pursuant to an indenture agreement (the “July 2024 Loan Agreement”). The 2024 Term Notes were issued at 94.75% of face value and do not require scheduled principal amortization payments. The 2024 Term Notes bear interest at a rate of 12.75% per annum, payable semi-annually in arrears on January 15 and July 15 of each year until the maturity date, commencing on January 15, 2025, unless earlier prepaid in accordance with the terms of the July 2024 Loan Agreement. The total of the original issue discount and other capitalized direct financing fees was approximately $21,200 and will be amortized over the associated term using the straight-line method, which approximates the interest method. The Company utilized the proceeds from the 2024 Notes Offering, along with cash on hand, to prepay $215,000 of borrowings outstanding under the 2021 Credit Facility, as further described below. The 2024 Term Notes were funded by a combination of new and existing lenders. Borrowings from these existing lenders were accounted for as a modification of existing debt. The Company incurred approximately $3,600 of other expenses associated with this transaction that are included within “General and administrative expenses” on the unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2024.
The 2024 Term Notes are irrevocably and unconditionally guaranteed, jointly and severally, on a senior secured basis by certain of the Company’s subsidiaries (the “Guarantees”). The 2024 Term Notes and the Guarantees are (i) secured, on a first lien basis, by substantially all assets of the Company and the guarantors of the 2024 Term Notes, subject to certain carveouts, and (ii) issued and governed by the July 2024 Loan Agreement. In addition, subject to certain limitations, the July 2024 Loan Agreement permits the Company to issue additional notes thereunder, including up to an additional $60,000 in aggregate principal in the future, with the proceeds therefrom to be used to prepay the remaining outstanding balance under, and to terminate, the 2021 Credit Facility.
The Company may, at any time and from time to time upon not less than 15 nor more than 60 days’ prior notice, prepay the 2024 Term Notes, along with accrued and unpaid interest, subject to a prepayment premium equal to: zero through July 15, 2026, 4.5% if paid between July 16, 2026 through July 15, 2027, 3.0% if paid between July 16, 2027 through July 15, 2028, and zero if paid July 16, 2028 and thereafter. The July 2024 Loan Agreement requires mandatory prepayments from proceeds of certain events. In the event of a change of control, as provided in the July 2024 Loan Agreement, the Company will be required to make an offer to each holder of the 2024 Term Notes to repay all or any part of such holders’ 2024 Term Notes at a price in cash equal to not less than 101% of the aggregate principal amount of such 2024 Term Notes repaid, plus accrued and unpaid interest thereon.
Pursuant to the July 2024 Loan Agreement, the Company has agreed to comply with certain customary covenants, including, but not limited to, restrictions on the Company’s ability to: declare or pay dividends or make certain other payments; purchase, redeem, or otherwise purchase or retire for value any equity interests or any subordinated indebtedness or otherwise make any restricted investment or restricted payment; incur certain indebtedness; create certain liens; consolidate, amalgamate, merge, or transfer all or substantially all of the assets of the Company and certain restricted subsidiaries taken as a whole; enter into certain transactions with affiliates; and engage in certain types of businesses. Additionally, the July

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

2024 Loan Agreement provides for customary events of default which, if certain of them occur, would permit certain parties, including holders of not less than 25% in aggregate principal of the then-outstanding 2024 Term Notes to declare the principal of, and interest or premium, if any, and any other monetary obligations on, all the then-outstanding 2024 Term Notes to be due and payable immediately. The July 2024 Loan Agreement also requires the Company, on a consolidated basis, to maintain liquidity, consisting of cash and/or cash equivalents plus any future revolving credit availability, at all times in an aggregate amount of at least $20,000, with which the Company was in compliance as of September 30, 2024. The Company is required to comply with certain other financial covenants in contemplation of certain transactions or events, such as acquisitions and other financing activities, as defined within and provided for under the July 2024 Loan Agreement.
(2)On August 27, 2021, the Company entered into a credit agreement with a group of lenders (the “2021 Credit Agreement”) that provided for an initial term loan of $210,000 (the “2021 Credit Facility”), which was borrowed in full. The 2021 Credit Agreement provided for an expansion feature that allowed the Company to request an increase in the 2021 Credit Facility up to $275,000 if the then-existing lenders (or other lenders) agreed to provide such additional term loans. During the second quarter of 2022, the Company borrowed an additional $65,000 pursuant to this expansion feature (the “2022 Loans”).
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
In June 2024, the 2021 Credit Agreement was amended to, among other things, permit the Company to issue new senior secured notes. In July 2024, the Company prepaid $215,000 of borrowings outstanding under the 2021 Credit Facility, primarily utilizing the proceeds from the issuance of the 2024 Term Notes, as discussed above. The remaining $60,000 of borrowings outstanding under the 2021 Credit Facility will remain outstanding based on the original terms of the 2021 Credit Agreement. The Company recognized, as a component of interest expense, a loss on extinguishment of $5,475, which includes $3,527 of prepayment fees and the write-off of $1,948 of unamortized deferred financing costs that were attributable to those lenders who did not provide funding under the 2024 Term Notes. A total of $1,579 of prepayment fees and $1,428 of previously unamortized deferred financing costs that were associated with existing lenders will remain capitalized and will be deferred over the term of the 2024 Term Notes in accordance with modification treatment. The total prepayment fee of $5,106 is included within “Debt issuance costs” on the unaudited Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2024. A total of $943 of unamortized deferred financing costs were associated with the portion of the 2021 Credit Facility that was not prepaid and will be amortized through the remaining term of those loans.
The Company is required to comply with two financial covenants under the 2021 Credit Agreement. The Company may not permit its liquidity (defined as unrestricted cash and cash equivalents pledged under the 2021 Credit Facility plus any future revolving credit availability) to be below $20,000 as of the last day of any fiscal quarter. Additionally, the Company may not permit the ratio of Consolidated EBITDA (as defined in the 2021 Credit Agreement) to consolidated cash interest expense for any period of four consecutive fiscal quarters to be less than 2.50:1.00. The Company has a customary equity cure right for each of these financial covenants. The Company was in compliance with these covenants as of September 30, 2024.
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

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

(4)Sellers’ notes consist of amounts owed for acquisitions or other purchases. As of September 30, 2024 and December 31, 2023, sellers’ notes includes the OPA Sellers’ Note which had balance of $10,686 included in “Current portion of debt, net” at September 30, 2024 and $9,705 that was included within “Long-term debt, net” at December 31, 2023. The $11,000 OPA Sellers’ Note was recorded net of a discount of $3,010 that was calculated utilizing the Company’s estimated incremental borrowing rate based on the anticipated close date that is being accreted to interest expense over the expected term. Additionally, sellers’ notes includes $1,310 related to the Massachusetts Purchase Agreement entered into during 2024, which is included within “Current portion of debt, net” at September 30, 2024, and of which $1,250 was paid on October 1, 2024. Refer to Note 4, “Acquisitions,” for additional information regarding these transactions.
Sellers’ notes outstanding as of December 31, 2023 includes a total of $8,100 related to the acquisition of two licenses in Illinois, which total was included in “Current portion of debt, net” at December 31, 2023, and of which $2,500 was paid in April 2024 and $5,600 was paid in July 2024.
Additionally, during the nine months ended September 30, 2024, we repaid $786 of sellers’ notes related to the former owners of a previous non-controlling interest, which was included in “Current portion of debt, net” at December 31, 2023.
(5)In December 2022, the Company received $19,364 pursuant to a financing agreement with a third-party lender (the “Financing Agreement”). The Company assigned to the lender its interests in an employee retention tax credit claim (the “ERTC Claim”) that it submitted in November 2022 totaling approximately $22,794. If the Company does not receive the ERTC Claim, in whole or in part, the Company is required to repay the related portion of the funds received plus interest of 10% accrued from the date of the Financing Agreement through the repayment date. The Financing Agreement does not have a stated maturity date and the discount is being accreted to interest expense over an expected term. The Company’s obligations under the Financing Agreement will be satisfied upon receipt of the ERTC Claim, in full, or other full repayment. The total claim amount of $22,794 was recognized during the second quarter of 2023. A total of $1,964 of the ERTC Claim remains outstanding as of September 30, 2024 and December 31, 2023, which receivable is included in “Other current assets” on the unaudited Condensed Consolidated Balance Sheets, and the balance outstanding under the Financing Agreement is included in “Current portion of debt, net.”
(6)Liabilities related to finance leases. See Note 10, “Leases,” for additional information.
Debt Maturities
As of September 30, 2024, the following cash payments are payable under our debt arrangements:

(in thousands)	Remainder of 2024	2025	2029	Total
Sellers’ notes(1)	$1,250	$11,060	$—	$12,310
Term note maturities	—	60,000	235,000	295,000
(1)Certain cash payments include an interest accretion component. The timing of certain payments may vary based on regulatory approval of the underlying transactions.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

Interest Expense
Interest expense during the three and nine months ended September 30, 2024 and 2023 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Cash interest	$8,707	$6,515	$21,699	$19,479
Loss on extinguishment of debt(1)	5,475	—	5,475	—
Accretion	1,636	1,802	4,432	7,082
Interest on financing liabilities(2)	615	578	1,794	1,720
Interest on finance leases	48	68	154	138
Total	$16,481	$8,963	$33,554	$28,419
(1)Includes $3,527 of pre-payment fees associated with the partial extinguishment treatment of the pre-payment made under the 2021 Credit Facility and the write-off of $1,948 of unamortized deferred financing costs.
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
The following table summarizes the total shares of Class A common stock and Class B common stock outstanding as of September 30, 2024 and December 31, 2023:

(in thousands)	September 30, 2024	December 31, 2023
Shares of Class A common stock	214,346	206,810
Shares of Class B common stock	65	65
Total	214,411	206,875

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

Warrants
The following table summarizes the warrants activity during the nine months ended September 30, 2024:

	Number of Warrants (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Exercise Period (years)	Aggregate Intrinsic Value (in thousands)(1)
Outstanding, December 31, 2023	4,568	$3.33	2.3	$—
Outstanding, September 30, 2024(2)	4,568	$3.33	1.5	$—
(1)Based on the amount by which the closing market price of our Class A common stock exceeds the exercise price on each date indicated.
(2)The warrants outstanding as of September 30, 2024 are equity-classified instruments, are subject to customary anti-dilution adjustments, and are stand-alone instruments. The fair value per warrant was calculated at issuance using a Black-Scholes model and ranged from $0.06 to $0.84. Significant assumptions used in the calculations included volatility ranging from 70.0% to 87.5% and risk-free rates ranging from 0.3% to 4.2%. No warrants were exercised during the nine months ended September 30, 2024.
13. EQUITY-BASED COMPENSATION EXPENSE
Equity Incentive Plans
The Company adopted an incentive plan in November 2020 (the “2020 Plan”) which authorized the issuance of incentive common unit options and restricted common units (collectively, “Awards”). The maximum number of Awards to be issued under the 2020 Plan is 10,031 and any Awards that expire or are forfeited may be re-issued. As of September 30, 2024, a total of 9,994 Awards had been granted under the 2020 Plan and, as of September 30, 2024, there are no remaining unvested Awards and no remaining unrecognized compensation cost associated with these Awards. The Awards issued generally vested over two or three years and the estimated fair value of the Awards at issuance was recognized as compensation expense over the related vesting period.
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
On March 9, 2023, the Company’s board of directors unanimously approved, subject to stockholder approval, an amendment to the 2021 Plan (the “Amendment” and together with the 2021 Plan, the “Amended 2021 Plan”) to increase the maximum number of shares of Class A common stock available for issuance under the Amended 2021 Plan to an amount not to exceed 10% of the total number of issued and outstanding shares of Class A common stock, on a non-diluted basis, as constituted on the grant date of an award pursuant to the Amended 2021 Plan. On May 5, 2023, the stockholders of the Company voted to approve the Amendment. As of September 30, 2024, there were 10,729 shares of Class A common stock available for grant for future equity-based compensation awards under the Amended 2021 Plan. Activity related to awards issued under the Amended 2021 Plan is further described below. As of September 30, 2024, no SAR Awards and no RSAs had been granted under the Amended 2021 Plan.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

Stock Options
The following table summarizes stock option activity during the nine months ended September 30, 2024:

	Options Outstanding
(in thousands, except per share amounts)	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value(1)
Outstanding, December 31, 2023	4,010	$1.80	3.9	$353
Exercised	(206)	0.85		8
Forfeited	(112)	1.15
Expired	(346)	2.91
Outstanding, September 30, 2024	3,346	$1.77	3.2	$—
Exercisable at September 30, 2024	2,212	$1.91	3.1	$—
(1)Based on the amount by which the closing market price of our Class A common stock exceeds the exercise price on each date indicated.
Total unrecognized stock-based compensation expense related to unvested options was $742 as of September 30, 2024, which is expected to be recognized over a weighted-average remaining period of 2.0 years.
Restricted Stock Units
The following table summarizes the RSU activity during the nine months ended September 30, 2024:

	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value per Share
Unvested, December 31, 2023	12,021	$2.15
Granted(1)	12,110	1.29
Vested(1)(2)	(11,294)	2.29
Forfeited	(5,478)	1.10
Unvested, September 30, 2024	7,359	$1.31
(1)Includes RSUs issued for the 2023 annual performance bonus that vested at issuance with a value of $3,304, of which $2,838 is included in “Accounts payable and accrued liabilities” on the unaudited Condensed Consolidated Balance Sheet at December 31, 2023, with the remainder reflected as a change in estimate that is included within “General and administrative expenses” on the unaudited Condensed Consolidated Statements of Operations for the nine months ended September 30, 2024.
(2)Includes 3,964 vested shares that were withheld to cover tax obligations and were subsequently cancelled.
As of September 30, 2024, total unrecognized compensation cost related to the RSUs was $8,154, which is expected to be recognized over a weighted-average remaining period of 2.8 years.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

Performance Based Awards
In August 2023, the Company’s board of directors approved the grant of 4,000 RSUs outside of the Company’s Amended 2021 Plan (the “August 2023 Grant”). The August 2023 Grant was issued pursuant to an employment agreement and vests upon the later of the second anniversary of employment and the achievement of certain stock price targets. Continued service to the Company is required as of the date the vesting conditions are satisfied. The August 2023 Grant was forfeited in August 2024 following the cessation of the associated service to the Company and $638 of associated equity-based compensation was reversed during the three months ended September 30, 2024.
Compensation Expense by Type of Award
The following table details the equity-based compensation expense by type of award for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
RSUs(1)	$(287)	$4,656	$14,575	$13,133
Stock Options	92	308	1,230	728
Restricted Common Shares	—	—	—	115
Total equity-based compensation expense	$(195)	$4,964	$15,805	$13,976
(1)The three months ended September 30, 2024 reflects the reversal of equity-based compensation associated with RSUs and performance based awards that were forfeited during the period.
During the three months ended September 30, 2024 the Company recognized a net benefit of $359 from the forfeiture of certain unvested awards within “General and administrative expenses” on the unaudited Condensed Consolidated Statements of Operations and recognized $230 of expense within “Cost of goods sold.” During the nine months ended September 30, 2024, the Company recognized $9,289 of expense within “General and administrative expenses” and $6,777 within “Cost of goods sold.” During the three and nine months ended September 30, 2023, the Company recognized $3,134 and $8,287, respectively, of expense within “General and administrative expenses” and recognized $2,476 and $4,457, respectively, within “Cost of goods sold.”
During the three months ended September 30, 2024 and 2023 the Company capitalized $164 and $1,830, respectively, of equity-based compensation expense to inventory, and $6,516 and $5,689 was capitalized during the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024 and December 31, 2023, $1,707 and $1,968, respectively, remained capitalized in inventory.
Employee Stock Purchase Plan
In July 2021, the Company also adopted an employee stock purchase plan (the “2021 ESPP”), pursuant to which 4,000 shares of Class A common stock are reserved for issuance thereunder, subject to certain adjustments and other terms. No shares have been issued under the 2021 ESPP as of September 30, 2024.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

14. INCOME TAXES

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Loss before income taxes	$(18,489)	$(4,514)	$(33,820)	$(7,391)
Income tax expense	9,767	6,726	34,383	21,480
Effective tax rate	(52.8)%	(149.0)%	(101.7)%	(290.6)%

Gross profit	$43,729	$43,556	$137,339	$107,579
Effective tax rate on gross profit	22.3%	15.4%	25.0%	20.0%
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

Nine Months Ended September 30, 2024
Balance, December 31, 2023	$72,955
Additions for tax positions related to the current year	26,315
Additions for tax positions related to prior years(1)	27,131
Balance, September 30, 2024	$126,401
(1)Includes approximately $17,000 of IRC Section 280E refunds received during the nine months ended September 30, 2024.
A total of $15,809 of interest and penalties is accrued for the uncertain tax positions as of September 30, 2024, which includes $10,385 related to the current year and $5,424 for prior years. The Company has been selected for examination of its amended tax returns filed with these unrecognized tax benefits but does not currently anticipate its unrecognized tax benefits to be resolved in the next twelve months and anticipates that the total amount of unrecognized tax benefits may change within the next twelve months for additional uncertain tax positions taken on a go-forward basis. If favorably resolved, the unrecognized tax benefits would decrease the Company’s effective tax rate.

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
Through the acquisition of Story of PA CR, LLC (“Story of PA”) in April 2022, the Company is party to a research collaboration agreement with the Geisinger Commonwealth School of Medicine (“Geisinger”), a Pennsylvania Department of Health-Certified Medical Marijuana Academic Clinical Research Center, through which to which the Company will help fund clinical research to benefit the patients of Pennsylvania. A total of up to $10,000 of additional funding may be provided pursuant to the research collaboration agreement and is expected to be funded over the course of the ten years following the transaction date based on a percentage of annual revenues associated with the underlying operations, of which none has been funded to date. This additional $10,000 is included within “Other non-current liabilities” on the unaudited Condensed Consolidated Balance Sheets at September 30, 2024 and December 31, 2023.
Legal and Other Matters
The Company’s operations are subject to a variety of local and state regulations. Failure to comply with one or more of those regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company ceasing operations. While management believes that the Company is in compliance with applicable local and state regulations as of September 30, 2024 in all material respects, cannabis regulations continue to evolve and are subject to differing interpretations, and accordingly, the Company may be subject to regulatory fines, penalties, or restrictions in the future.
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
The Company may be, from time to time, subject to various administrative, regulatory, and other legal proceedings arising in the ordinary course of business. Contingent liabilities associated with legal proceedings are recorded when a liability is probable and the contingent liability can be estimated. We do not accrue for contingent losses that, in our judgment, are considered to be reasonably possible but not probable. At September 30, 2024 there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on our consolidated results of operations, other than as disclosed below.
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
On April 26, 2024, MedMen announced that it made an assignment into bankruptcy pursuant to Canada’s Bankruptcy and Insolvency Act on April 24, 2024 and B. Riley Farber Inc. was appointed as its bankruptcy trustee. In addition, MedMen announced that MedMen’s wholly owned subsidiary, MM CAN USA, Inc., a California corporation, was placed into receivership in the Los Angeles Superior Court, Santa Monica Division on April 23, 2024 to effectuate an orderly dissolution and liquidation of its California-based assets. MedMen further announced that it intends to initiate additional receivership proceedings in those U.S. states where MM CAN USA, Inc. controls or owns assets, through which the operations and assets of MedMen’s subsidiaries will be dissolved or liquidated pursuant to applicable laws in the United States. On May 21, 2024, the Los Angeles Superior Court issued an order

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

confirming the appointment a receiver for MM CAN USA, Inc. The receiver has submitted monthly reports to the Los Angeles Superior Court estimating that the liabilities of MedMen’s subsidiaries likely significantly exceed the estimated liquidated value of MedMen's subsidiaries and their respective assets, and such reports indicate that efforts to dissolve, liquidate, or abandon such assets are ongoing.
During the year ended December 31, 2022, following the Company’s decision to no longer consummate the contemplated transactions, the Company established an estimated reserve of $3,700 related to the amounts that it has been actively pursuing collecting, which reserve is included within “Other current assets” on the unaudited Condensed Consolidated Balance Sheet as of December 31, 2023. During the nine months ended September 30, 2024, the Company increased the estimated reserve by $5,447, which is included within “General and administrative expenses” on the unaudited Condensed Consolidated Statements of Operations and within “Other” on the unaudited Condensed Consolidated Statements of Cash Flows. The total reserve as of September 30, 2024 is reflective of all outstanding balances and of which $2,422 is included within “Notes receivable” on the unaudited Condensed Consolidated Balance Sheet, $6,695 is included within “Other current assets,” and the remainder is included within “Other noncurrent assets.”
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
16. RELATED PARTY TRANSACTIONS
There were no significant related party transactions during the nine months ended September 30, 2024, other than as disclosed in Note 6, “Notes Receivable.”

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

17. SUPPLEMENTAL INFORMATION
The following table presents supplemental information regarding our other current assets:

(in thousands)	September 30, 2024	December 31, 2023
Prepaid expenses	$5,928	$7,270
Deposits and other receivables	3,972	9,302
Construction deposits	210	569
Tenant improvement allowance	—	1,010
Other	263	1,493
Total	$10,373	$19,644
The following table presents supplemental information regarding our accounts payable and accrued liabilities:

(in thousands)	September 30, 2024	December 31, 2023
Accounts payable	$29,346	$34,687
Accrued payroll and related expenses	9,799	21,306
Accrued interest	6,239	—
Fixed asset purchases	2,981	5,738
Other	10,529	9,381
Total	$58,894	$71,112
The following table presents supplemental information regarding our general and administrative expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Compensation	$16,441	$17,855	$57,267	$49,043
Depreciation and amortization	8,764	7,495	26,058	21,927
Rent and utilities	5,943	5,859	16,782	15,059
Professional services	7,763	3,217	16,037	9,864
Insurance	1,420	1,165	4,365	3,908
Marketing	1,887	1,034	4,031	3,303
Gain on sale of assets	—	—	(11)	(226)
Other	3,928	3,384	14,174	8,884
Total	$46,146	$40,009	$138,703	$111,762
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following management discussion and analysis, which we refer to as the “MD&A,” of the financial condition and results of operations of Ascend Wellness Holdings, Inc. (the “Company,” “AWH,” or “Ascend”) is for the three and nine months ended September 30, 2024 and 2023. It is supplemental to, and should be read in conjunction with, the unaudited condensed consolidated financial statements, and the accompanying notes thereto, (the “Financial Statements”) appearing elsewhere in this Quarterly Report on Form 10-Q (the “Quarterly Report” or “Form 10-Q”) and our Annual Report on Form 10-K for the year ended December 31, 2023 (the “Annual Report”), which has been filed with the United States Securities and Exchange Commission (“SEC”) and with the relevant Canadian securities regulatory authorities under its profile on the System for Electronic Document Analysis and Retrieval Plus (“SEDAR+”). The Financial Statements and Annual Report were prepared in accordance with accounting principles generally accepted in the United States of America, which we refer to as “U.S. GAAP.”
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
Since our formation, we have expanded our operational footprint, primarily through acquisitions, and, as of September 30, 2024, had direct or indirect operations or financial interests in seven United States geographic markets: Illinois, Maryland, Massachusetts, Michigan, New Jersey, Ohio, and Pennsylvania. While we have been successful in opening facilities and dispensaries, we expect continued growth to be driven by opening new operational facilities and dispensaries under our current licenses, expansion of our current facilities, and increased consumer demand. We currently employ approximately 2,300 people.
Our consumer products portfolio is generated primarily from plant material that we grow and process ourselves. As of September 30, 2024, we produce our consumer packaged goods in seven manufacturing facilities with 255,000 square feet of total canopy. During the three and nine months ended September 30, 2024, we sold approximately 48,000 and 141,000 pounds of wholesale product, on a gross basis, respectively, compared to 40,000 and 101,000 pounds during the three and nine months ended September 30, 2023, respectively. In January 2024, we entered into a definitive agreement to acquire a cultivation license and a manufacturer license that we intend to use at a second cultivation site in Massachusetts to further expand our production capacity in that market. We added approximately 15,000 square feet of total additional canopy with this additional site, which build out was largely completed during the second quarter of 2024, and anticipate the transaction will close in early 2025. Our product portfolio consists of a range of cannabis product categories including flower, pre-rolls, concentrates, vapes, edibles, and other cannabis-related products. As of September 30, 2024, we have 39 open and operating retail locations, which includes 2 partner locations, and by the end of 2024 we expect to have 40 total retail locations, including 2 partner locations. Our new store opening plans are flexible and will ultimately depend on market conditions, local licensing, construction, and other regulatory permissions. We are also pursuing opportunities to partner with social equity license holders to expand our presence in various states. All of our expansion plans are subject to capital allocations decisions, the evolving regulatory environment, and the general economic environment.
Recent Developments
Business Developments
The Company is continuously reviewing its footprint in order to optimize its operations, including expansion opportunities across the markets in which it operates. Some of the highlights achieved during the quarter include:
•commencing non-medical sales at five dispensaries in Ohio;
•opening a fifth dispensary in Pennsylvania; and
•generating positive net cash from operating activities and refinancing a portion of our previously outstanding debt obligations, as further described in “Liquidity and Capital Resources.”

Recent and Pending Transactions
Massachusetts Cultivation
In January 2024, the Company entered into a definitive agreement (the “Massachusetts Purchase Agreement”) to purchase a cultivation and manufacturer license from a third party in Massachusetts for a cash purchase price of $2,750, which total may be adjusted at final closing as provided in the Massachusetts Purchase Agreement and of which $1,500 was paid at signing and $1,250 was paid on October 1, 2024. The transfer of each license is subject to regulatory review and approval, which the Company expects may occur within twelve months following the signing date. The licenses were not associated with active operations at signing, but operations have since commenced. In conjunction with the Massachusetts Purchase Agreement, the parties also entered into a bridge loan which provides for the financing of certain covered expenses, at the sole discretion of the Company. This bridge loan bears interest based on the federal funds rate and, if not otherwise satisfied, is due on the fifth anniversary of the signing date. The parties also entered into an interim consulting services agreement, effective as of the signing date. The Company accounted for this transaction as an asset acquisition as of the signing date based on the provisions of the underlying agreements and allocated the cash consideration as the cost of the license acquired. The Company has agreed to assume the lease for the associated location and to reimburse the seller for the security deposit at final closing. The Company recognized a lease liability and right-of-use (“ROU”) asset of $761 as of the signing date. Refer to Note 4, “Acquisitions,” in the Financial Statements for additional information related to this transaction and to Note 10, “Leases,” for additional information regarding the Company’s leases.
Detroit License
In September 2024, the Company acquired 49% of the member interests of an entity (the “Detroit License Holder”) that received a conditional approval for an adult-use license in Detroit, Michigan (the “Detroit License”). The Detroit License was not associated with active operations as of the closing date and the Detroit License Holder had no other active operations as of that date. The Company anticipates transferring the Detroit License to its existing dispensary in Detroit, Michigan, subject to regulatory approvals. The Company paid $850 of cash consideration at closing and the sellers may receive up to an additional $2,250 based upon the achievement of certain levels of sales during a specified twelve month period following the commencement of adult-use sales at the dispensary. The underlying agreement also provides the Company with an option to acquire the remaining ownership interests in the Detroit License Holder, after such is permissible by applicable regulations, for no additional consideration. The parties also entered into a management services agreement, pursuant to which the Company is providing management and advisory services for a set monthly fee, which is expected to expire upon the Company’s exercise of the option.
The Company determined that the Detroit License Holder is a variable interest entity (“VIE”) and the Company became the primary beneficiary as of the closing date; therefore, the Detroit License Holder is consolidated as a VIE. The total transaction consideration of $1,140 was allocated to the license acquired and consisted of the $850 of cash consideration plus the initial estimated fair value of the contingent consideration of $290. The Company determined the fair value of any noncontrolling interest is de minimis. Refer to Note 4, “Acquisitions,” in the Financial Statements for additional information related to this transaction and to Note 8, “Variable Interest Entities,” for additional information regarding the Company’s VIEs.

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
The Ohio Agreement also includes an earn-out provision of $7,300 that is dependent upon the commencement of adult-use cannabis sales in Ohio and which the sellers could elect to receive as either cash or shares of the Company’s Class A common stock, or a combination thereof. The sellers elected to receive the payment in cash and such payment was made in July 2024. The parties amended the Ohio Agreement in June 2024 to incorporate certain provisions regarding evolving regulations in Ohio, including that the Company will, upon final closing of the Ohio Agreement, receive two additional adult-use licenses that are expected to be awarded to OPA. Refer to Note 4, “Acquisitions,” in the Financial Statements for additional information related to this transaction and to Note 8, “Variable Interest Entities,” for additional information regarding the Company’s VIEs.
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
Variable Interest Entities
January 2024 Loan Agreement
In January 2024, the Company entered into a loan agreement pursuant to which the Company may provide, at its sole discretion, up to $2,500 of financing to a third party (the “January 2024 Loan Agreement”). The January 2024 Loan Agreement contains certain provisions and restrictive covenants that provide the Company with operational and financial influence over the underlying entity and also provides the Company with financial distributions based on the underlying associated results of operations. Additionally, the January 2024 Loan Agreement provides the Company with conversion options to obtain 35% of the equity interests of the borrower upon the initial funding (which occurred in January 2024) and up to an additional 65% of the remaining equity interest of the borrower at any time through October 2033, subject to certain provisions and regulatory approvals. The Company determined that the terms and provisions of the January 2024 Loan Agreement create a variable interest in the third-party entity and met the criteria for consolidation as a VIE as of such date. The third-party entity received a conditional license approval for one dispensary in New Jersey that was determined to have a fair value of $1,050, which approximated the fair value of the non-controlling interest held by the third-party as of the effective date. The net loss attributable to the non-controlling interest was not significant during the three and nine months ended September 30, 2024. Since the entity is consolidated as a VIE, the intercompany activity related to the January 2024 Loan Agreement is eliminated in consolidation. Refer to Note 8, “Variable Interest Entities,” in the Financial Statements for additional information regarding this transaction and the Company’s VIEs.

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
Effective in April 2024, this third party acquired two dispensaries in the greater Chicago, Illinois area (the “Chicago Partner Dispensaries”). The parties entered into interim management services agreements (“MSAs”) pursuant to which the consolidated VIE will advise on certain business, operational, and financial matters for a monthly fee while the parties finalize asset purchase agreements to acquire the underlying dispensaries (the “Illinois MSAs”). The total purchase price of approximately $10,000 of cash consideration is subject to certain closing adjustments. An initial deposit of $1,500 was remitted during the three months ended March 31, 2024. The remainder of $8,500 was remitted to escrow during the three months ended June 30, 2024 and remained in escrow as of September 30, 2024. The asset purchase agreements in respect of the Chicago Partner Dispensaries are subject to regulatory review and approval. Based on the provisions of the Illinois MSAs, the third party obtained operational and financial influence over the dispensaries and therefore recognized the transaction as a business combination as of the April 2024 regulatory approval date of the Illinois MSAs. Refer to Note 4, “Acquisitions,” in the Financial Statements for additional information related to this transaction and Note 8, “Variable Interest Entities,” for additional information regarding the Company’s VIEs.
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
Key Financial Highlights
•Revenue increased by $379 during the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, primarily driven by incremental revenue from acquisitions and expansion of our cultivation activities, largely offset by declines in certain legacy markets.
•Operating loss of $2,417 during the three months ended September 30, 2024, as compared to operating income of $3,547 during the three months ended September 30, 2023, primarily driven by higher general and administrative expenses largely attributable to certain one time costs, including expenses associated with our debt refinancing and other strategic initiatives.
•Net decrease in cash and cash equivalents of $7,229 during the nine months ended September 30, 2024, primarily driven by payments associated with acquisitions, investments in capital assets, and debt issuance costs, all partially offset by a benefit from the timing and amount of tax payments, including certain tax refunds received, as well as the timing of timing of payments related to working capital activities and the collection of a note receivable.

RESULTS OF OPERATIONS
Three Months Ended September 30, 2024 Compared with the Three Months Ended September 30, 2023

	Three Months Ended September 30,
($ in thousands)	2024	2023	Increase / (Decrease)
Revenue, net	$141,647	$141,268	$379	NM*
Cost of goods sold	(97,918)	(97,712)	206	NM*
Gross profit	43,729	43,556	173	NM*
Gross profit %	30.9%	30.8%
Operating expenses
General and administrative expenses	46,146	40,009	6,137	15%
Operating (loss) profit	(2,417)	3,547	(5,964)	(168)%

Other (expense) income
Interest expense	(16,481)	(8,963)	7,518	84%
Other, net	409	902	(493)	(55)%
Total other expense	(16,072)	(8,061)	8,011	99%
Loss before income taxes	(18,489)	(4,514)	13,975	310%
Income tax expense	(9,767)	(6,726)	3,041	45%
Net loss	$(28,256)	$(11,240)	$17,016	151%
*Not meaningful
Revenue
Revenue increased by $379 during the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. The modest increase was primarily driven by $8,043 of incremental net revenue from our wholesale operations, in large part as a result of expansion across certain markets, particularly in New Jersey and Massachusetts. During the three months ended September 30, 2024, we sold approximately 48,000 pounds of wholesale product, on a gross basis, compared to 40,000 pounds during the three months ended September 30, 2023. Additionally, we recognized $8,708 of incremental revenue from acquisitions, which includes a benefit from store openings in 2024 and late 2023 associated with previously acquired licenses and a benefit from the commencement of non-medical sales in Ohio, as well as a contribution of $1,323 of incremental revenue from partner stores. These increases were partially offset by a decrease of $17,695 across our legacy locations, primarily in Illinois, New Jersey, and Massachusetts due to increased competition in those markets.
Cost of Goods Sold and Gross Profit
Cost of goods sold increased by $206 during the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. Cost of goods sold represents direct and indirect expenses attributable to the production of wholesale products as well as direct expenses incurred in purchasing products from other wholesalers. Gross profit for the three months ended September 30, 2024 was $43,729, representing a gross margin of 30.9%, compared to gross profit of $43,556 and gross margin of 30.8% for the three months ended September 30, 2023. Gross margin for the current quarter was impacted by increased competition in certain markets, partially offset by improved utilization at our Massachusetts and New Jersey cultivation facilities and expansion of wholesale sales in those markets, as well as a benefit from the commencement of non-medical sales in Ohio. The current period also benefited from $1,189 of lower write-downs of certain inventory items that were largely driven by pricing pressure in the prior year.

General and Administrative Expenses
General and administrative expenses increased by $6,137, or 15%, during the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. The increase was primarily driven by:
•$4,546 of higher professional services fees, including expenses associated with our debt refinancing and other projects and strategic initiatives;
•a $2,083 reserve recognized on a long-term receivable;
•a $2,079 increase in compensation expense due to higher average senior leadership headcount associated with the expansion of operations and severance costs associated with strategic streamlining in certain departments;
•a $1,269 increase in depreciation and amortization expense due to $896 of incremental amortization of licenses from prior year acquisitions and $373 of incremental depreciation expense associated with a larger average balance of fixed assets in service; and
•$853 of higher marketing expenses.
These increases were partially offset by $3,493 of lower equity-based compensation expense driven by a reversal of expense associated with the forfeiture of certain awards during the current period as well as the absence of a $1,259 expense related to the write-off of certain previously capitalized construction projects recognized during the prior year period.
Interest Expense
Interest expense increased by $7,518, or 84%, during the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, primarily driven by a $5,475 net loss on extinguishment associated with the prepayment of $215,000 of principal previously outstanding under a credit facility and higher cash interest associated with new term notes (refer to “Liquidity and Capital Resources” for further information). These increases were partially offset by lower non-cash interest accretion due to a lower average balance outstanding under a financing agreement. During the three months ended September 30, 2024, the Company had a weighted-average outstanding debt balance of $325,477 with a weighted-average interest rate of 10.9%, excluding finance leases, compared to a weighted-average debt balance of $316,732 during the three months ended September 30, 2023 with a weighted-average interest rate of 9.6%.
Other, net
Other, net decreased by $493, or 55%, during the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, primarily driven by lower interest income due to the absence of a loan receivable in the current year period.
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

The internal revenue service has taken the position that cannabis companies are subject to the limitations of Internal Revenue Code (“IRC”) Section 280E, under which such companies are only allowed to deduct expenses directly related to the sales of product. This results in permanent differences between ordinary and necessary business expenses deemed non-allowable under IRC Section 280E and those allowed for financial statement reporting purposes (“book-to-tax” differences). Cannabis companies operating in states that align their tax codes with IRC Section 280E are also unable to deduct ordinary and necessary business expenses for state tax purposes. Ordinary and necessary business expenses deemed non-deductible under IRC Section 280E are treated as permanent book-to-tax differences. Therefore, the effective tax rate on income realized by cannabis companies can be highly variable and may not necessarily correlate with pre-tax income or loss. As of September 30, 2024, the Company recorded an uncertain tax liability totaling $126,401 for uncertain tax positions related to the treatment of certain transactions and deductions under IRC Section 280E based on legal interpretations that challenge the Company’s tax liability under IRC Section 280E. The Company has been selected for examination of its amended tax returns filed with these unrecognized tax benefits but does not currently anticipate its unrecognized tax benefits to be resolved in the next twelve months and anticipates that the total amount of unrecognized tax benefits may change within the next twelve months for additional uncertain tax positions taken on a go-forward basis. If favorably resolved, the unrecognized tax benefits would decrease the Company’s effective tax rate.
The statutory federal tax rate was 21% during both periods. During the three months ended September 30, 2024 the Company had operations in seven U.S. geographic markets: Illinois, Maryland, Massachusetts, Michigan, New Jersey, Ohio, and Pennsylvania, which have state tax rates ranging from 6% to 11.5%. Certain states, including Illinois, Maryland, Michigan, and New Jersey, do not align with IRC Section 280E for state tax purposes and permit the deduction of ordinary and necessary business expenses from gross profit in the calculation of state taxable income. There have been no material changes to income tax matters in connection with the normal course of our operations during the current year.
Income tax expense was $9,767, or 22.3%, of gross profit, during the three months ended September 30, 2024, as compared to $6,726, or 15.4%, of gross profit, during the three months ended September 30, 2023. The effective tax rate on gross profit for the three months ended September 30, 2024 was impacted by higher penalties and interest due on tax payments and uncertain tax positions and the tax treatment of certain accounting reserves, partially offset by a benefit from an incremental impact attributable to the tax treatment of certain acquired intangible assets. Refer to Note 14, “Income Taxes,” in the Financial Statements for additional information regarding the Company’s income taxes.

RESULTS OF OPERATIONS
Nine Months Ended September 30, 2024 Compared with the Nine Months Ended September 30, 2023

	Nine Months Ended September 30,
($ in thousands)	2024	2023	Increase / (Decrease)
Revenue, net	$425,593	$378,432	$47,161	12%
Cost of goods sold	(288,254)	(270,853)	17,401	6%
Gross profit	137,339	107,579	29,760	28%
Gross profit %	32.3%	28.4%
Operating expenses
General and administrative expenses	138,703	111,762	26,941	24%
Operating loss	(1,364)	(4,183)	(2,819)	(67)%

Other (expense) income
Interest expense	(33,554)	(28,419)	5,135	18%
Other, net	1,098	25,211	(24,113)	(96)%
Total other expense	(32,456)	(3,208)	29,248	912%
Loss before income taxes	(33,820)	(7,391)	26,429	358%
Income tax expense	(34,383)	(21,480)	12,903	60%
Net loss	$(68,203)	$(28,871)	$39,332	136%
Revenue
Revenue increased by $47,161, or 12%, during the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. Our revenue growth was primarily driven by $39,141 of incremental net revenue from our wholesale operations, in large part as a result of expansion across the markets in which we operate, particularly in New Jersey and Massachusetts. During the nine months ended September 30, 2024, we sold approximately 141,000 pounds of wholesale product, on a gross basis, compared to 101,000 pounds during the nine months ended September 30, 2023. Additionally, we recognized $39,194 of incremental revenue from acquisitions, including $17,590 from the Devi Maryland acquisition that occurred during the second quarter of 2023. This incremental increase was also driven by new store openings in 2024 and late 2023 associated with previously acquired licenses, including a benefit from the commencement of non-medical sales in Ohio, as well as a contribution of $1,435 of incremental revenue from partner stores. These increases were partially offset by a decrease of $32,609 across our legacy locations, primarily in Illinois and New Jersey due to increased competition in those markets.
Cost of Goods Sold and Gross Profit
Cost of goods sold increased by $17,401, or 6%, during the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. Cost of goods sold represents direct and indirect expenses attributable to the production of wholesale products as well as direct expenses incurred in purchasing products from other wholesalers. Gross profit for the nine months ended September 30, 2024 was $137,339, representing a gross margin of 32.3%, compared to gross profit of $107,579 and gross margin of 28.4% for the nine months ended September 30, 2023. Gross margin for the current period benefited from improved utilization at our Massachusetts and New Jersey cultivation facilities and expansion of wholesale sales in those markets, as well as a benefit from the commencement of non-medical sales in Ohio, partially offset by increased competition in certain markets. The current period also benefited from $10,829 of lower write-downs of certain inventory items that were largely driven by pricing pressure in the prior year.

General and Administrative Expenses
General and administrative expenses increased by $26,941, or 24%, during the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. The increase was primarily related to:
•a $8,224 increase in total compensation expense due to higher average senior leadership headcount associated with the expansion of operations and severance costs associated with strategic streamlining in certain departments, which was partly offset by a reduction of equity-based compensation expense due to the forfeiture of certain awards in the current period;
•$6,173 of higher professional services fees, including expenses associated with our debt refinancing and other projects and strategic initiatives;
•a $5,447 increase in an estimated reserve related to certain amounts associated with a previous transaction (refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Legal Matters–MedMen NY Litigation” for additional information);
•a $4,131 increase in depreciation and amortization expense due to $2,551 of incremental amortization of licenses driven by prior year acquisitions and $1,580 of incremental depreciation expense due to a larger average balance of fixed assets in service;
•a $2,083 reserve and $984 discount recognized on a long-term receivable;
•a $1,723 increase in overhead expenses due to expansion of operations; and
•$728 of higher marketing expenses.
These increases were partially offset by the absence of a $1,804 estimated reserve for a note receivable and the absence of a $1,259 expense related to the write-off of certain previously capitalized construction projects that were recognized during the prior year period.
Interest Expense
Interest expense increased by $5,135, or 18%, during the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, primarily driven by a $5,475 net loss on extinguishment associated with the prepayment of $215,000 of principal previously outstanding under a credit facility and higher cash interest associated with new term notes (refer to “Liquidity and Capital Resources” for further information). These increases were partially offset by lower non-cash interest accretion due to a lower average balance outstanding under a financing agreement. During the nine months ended September 30, 2024, the Company had a weighted-average outstanding debt balance of $319,014 with a weighted-average interest rate of 10.9%, excluding finance leases, compared to a weighted-average debt balance of $328,327 during the nine months ended September 30, 2023 with a weighted-average interest rate of 9.8%.
Other, net
Other, net decreased by $24,113 during the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, primarily driven by the absence of a $22,794 employee retention tax credit claim (the “ERTC Claim”) recognized during the prior year period and lower interest income due to the absence of a loan receivable in the current year period.

Income Tax Expense
Income tax expense was $34,383, or 25.0%, of gross profit, during the nine months ended September 30, 2024, as compared to $21,480, or 20.0%, of gross profit, during the nine months ended September 30, 2023. The effective tax rate on gross profit for the nine months ended September 30, 2024 was impacted by higher penalties and interest due on tax payments and uncertain tax positions and the tax treatment of certain accounting reserves, which was partially offset by a benefit from an incremental impact attributable to the tax treatment of certain acquired intangible assets. Refer to Note 14, “Income Taxes,” in the Financial Statements for additional information regarding the Company’s income taxes.

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
The following table presents Adjusted Gross Profit for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Gross Profit	$43,729	$43,556	$137,339	$107,579
Depreciation and amortization included in cost of goods sold	7,864	7,435	22,631	22,265
Equity-based compensation included in cost of goods sold	230	2,476	6,777	4,457
Start-up costs included in cost of goods sold(1)	—	—	—	1,570
Non-cash inventory adjustments(2)	1,749	2,938	2,223	13,052
Adjusted Gross Profit	$53,572	$56,405	$168,970	$148,923
Adjusted Gross Margin	37.8%	39.9%	39.7%	39.4%
(1)Incremental expenses associated with the expansion of activities at our cultivation facilities that are not yet operating at scale, including excess overhead expenses resulting from delays in regulatory approvals at certain cultivation facilities.
(2)Consists of write-offs of expired products, obsolete packaging, and net realizable value adjustments related to certain inventory items.

The following table presents Adjusted EBITDA for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Net loss	$(28,256)	$(11,240)	$(68,203)	$(28,871)
Income tax expense	9,767	6,726	34,383	21,480
Other, net	(409)	(902)	(1,098)	(25,211)
Interest expense	16,481	8,963	33,554	28,419
Depreciation and amortization	16,628	14,930	48,689	44,192
Non-cash inventory adjustments(1)	1,749	2,938	2,223	13,052
Equity-based compensation	(129)	5,610	16,066	12,744
Start-up costs(2)	884	504	2,329	3,309
Transaction-related and other non-recurring expenses(3)	8,402	1,996	18,006	5,269
Gain on sale of assets	—	—	(11)	(226)
Adjusted EBITDA	$25,117	$29,525	$85,938	$74,157
Adjusted EBITDA Margin	17.7%	20.9%	20.2%	19.6%
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
(3)Legal and professional fees associated with litigation matters, potential acquisitions, other regulatory matters, and other non-recurring expenses. The three and nine months ended September 30, 2024 each include a reserve of $2,083 associated with a noncurrent receivable and approximately $3,600 of expenses associated with our debt refinancing. The nine months ended September 30, 2024 includes: a reserve of $5,447 related to certain amounts associated with a previous transaction, $984 recognized as a discount on a noncurrent receivable, and a fair value adjustment related to an acquisition earn-out of $630. The three and nine months ended September 30, 2023 include a fair value adjustment related to an acquisition earn-out of $606 and $1,594, respectively, and the nine months ended September 30, 2023 includes a $1,804 reserve on a note receivable.

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
Financing History and Future Capital Requirements
Historically, we have used private financing as a source of liquidity for short-term working capital needs and general corporate purposes. In May 2021, we completed an initial public offering of shares of our Class A common stock through which we raised aggregate net proceeds of approximately $86,065, after deducting underwriting discounts and commissions and certain direct offering expenses paid by us, and in August 2021 we entered into a credit facility under which we initially borrowed a $210,000 term loan. During the second quarter of 2022, we borrowed an additional $65,000 of term loans from certain lenders under the expansion feature of the credit facility, as further described below. Additionally, during the second quarter of 2023, we raised an aggregate of $7,000 in gross proceeds through a non-brokered private placement offering of an aggregate of 9,859 shares of the Company’s Class A common stock to a single investor. Most recently, in July 2024 we issued term notes in aggregate principal of $235,000, which proceeds were used, together with cash on hand, to prepay a portion of our other term loans then-outstanding, as discussed further below.
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
As of September 30, 2024 and December 31, 2023, we had total current liabilities of $145,129 and $92,686, respectively, and total current assets of $213,578 and $228,860, respectively, which includes cash and cash equivalents of $65,279 and $72,508, respectively, to meet our current obligations. As of September 30, 2024, we had working capital of $68,449, compared to $136,174 as of December 31, 2023.
Approximately 90% of our cash and cash equivalents balance as of each of September 30, 2024 and December 31, 2023 is on deposit with banks, credit unions, or other financial institutions. We have not experienced any material impacts related to banking restrictions applicable to cannabis businesses. Our cash and cash equivalents balance is not restricted for use by VIEs.
As reflected in the Financial Statements, we had an accumulated deficit as of September 30, 2024 and December 31, 2023, as well as a net loss for the nine months ended September 30, 2024 and 2023, which are indicators that raise substantial doubt of our ability to continue as a going concern. Management believes that substantial doubt of our ability to continue as a going concern for at least one year from the issuance of our Financial Statements has been alleviated due to: (i) cash on hand and (ii) continued growth of sales from our consolidated operations. Management plans to continue to access capital markets for additional funding through debt and/or equity financings to supplement future cash needs, as may be required. However, management cannot provide any assurances that the Company will be successful in accomplishing its business plans. If we are unable to raise additional capital on favorable terms, if at all, whenever necessary, we may be forced to decelerate or curtail certain of our operations until such time as additional capital becomes available.

2024 Notes Offering
On July 16, 2024, the Company issued $235,000 in aggregate principal of senior secured notes due July 16, 2029 (the “2024 Term Notes”) through a private placement (the “2024 Notes Offering”) pursuant to an indenture agreement (the “July 2024 Loan Agreement”). The 2024 Term Notes were issued at 94.75% of face value and do not require scheduled principal amortization payments. The 2024 Term Notes bear interest at a rate of 12.75% per annum, payable semi-annually in arrears on January 15 and July 15 of each year until the maturity date, commencing on January 15, 2025, unless earlier prepaid in accordance with the terms of the July 2024 Loan Agreement. The total of the original issue discount and other capitalized direct financing fees was approximately $21,200 and will be amortized over the associated term using the straight-line method, which approximates the interest method. The Company utilized the proceeds from the 2024 Notes Offering, along with cash on hand, to prepay $215,000 of borrowings outstanding under the 2021 Credit Facility, as further described below. The 2024 Term Notes were funded by a combination of new and existing lenders. Borrowings from these existing lenders were accounted for as a modification of existing debt. The Company incurred approximately $3,600 of other expenses associated with this transaction that are included within “General and administrative expenses” on the unaudited Condensed Consolidated Statements of Operations in the Financial Statements for the three and nine months ended September 30, 2024.
The 2024 Term Notes are irrevocably and unconditionally guaranteed, jointly and severally, on a senior secured basis by certain of the Company’s subsidiaries (the “Guarantees”). The 2024 Term Notes and the Guarantees are (i) secured, on a first lien basis, by substantially all assets of the Company and the guarantors of the 2024 Term Notes, subject to certain carveouts, and (ii) issued and governed by the July 2024 Loan Agreement. In addition, subject to certain limitations, the July 2024 Loan Agreement permits the Company to issue additional notes thereunder, including up to an additional $60,000 in aggregate principal in the future, with the proceeds therefrom to be used to prepay the remaining outstanding balance under, and to terminate, the 2021 Credit Facility.
The Company may, at any time and from time to time upon not less than 15 nor more than 60 days’ prior notice, prepay the 2024 Term Notes, along with accrued and unpaid interest, subject to a prepayment premium equal to: zero through July 15, 2026, 4.5% if paid between July 16, 2026 through July 15, 2027, 3.0% if paid between July 16, 2027 through July 15, 2028, and zero if paid July 16, 2028 and thereafter. The July 2024 Loan Agreement requires mandatory prepayments from proceeds of certain events. In the event of a change of control, as provided in the July 2024 Loan Agreement, the Company will be required to make an offer to each holder of the 2024 Term Notes to repay all or any part of such holders’ 2024 Term Notes at a price in cash equal to not less than 101% of the aggregate principal amount of such 2024 Term Notes repaid, plus accrued and unpaid interest thereon.
Pursuant to the July 2024 Loan Agreement, the Company has agreed to comply with certain customary covenants, including, but not limited to, restrictions on the Company’s ability to: declare or pay dividends or make certain other payments; purchase, redeem, or otherwise purchase or retire for value any equity interests or any subordinated indebtedness or otherwise make any restricted investment or restricted payment; incur certain indebtedness; create certain liens; consolidate, amalgamate, merge, or transfer all or substantially all of the assets of the Company and certain restricted subsidiaries taken as a whole; enter into certain transactions with affiliates; and engage in certain types of businesses. Additionally, the July 2024 Loan Agreement provides for customary events of default which, if certain of them occur, would permit certain parties, including holders of not less than 25% in aggregate principal of the then-outstanding 2024 Term Notes to declare the principal of, and interest or premium, if any, and any other monetary obligations on, all the then-outstanding 2024 Term Notes to be due and payable immediately. The July 2024 Loan Agreement also requires the Company, on a consolidated basis, to maintain liquidity, consisting of cash and/or cash equivalents plus any future revolving credit availability, at all times in an aggregate amount of at least $20,000, with which the Company was in compliance as of September 30, 2024. The Company is required to comply with certain other financial covenants in contemplation of certain transactions or events, such as acquisitions and other financing activities, as defined within and provided for under the July 2024 Loan Agreement.
Refer to Note 11, “Debt,” in the Financial Statements for additional information regarding the Company’s debt transactions.

Credit Facility
In August 2021, we entered into a credit agreement with a group of lenders (the “2021 Credit Agreement”) that provided for an initial term loan of $210,000, which was borrowed in full. The 2021 Credit Agreement provided for an expansion feature that allowed us to request an increase in the term loan outstanding up to $275,000 if the existing lenders (or other lenders) agreed to provide such additional term loans. During the second quarter of 2022, we borrowed an additional $65,000 of incremental term loans through this expansion feature (the “2022 Loans” and, together with the initial term loan, the “2021 Credit Facility”) for total borrowings of $275,000. The 2021 Credit Facility matures on August 27, 2025 and does not require scheduled principal amortization payments. Borrowings under the 2021 Credit Facility bear interest at a rate of 9.5% per annum, payable quarterly. The proceeds from the initial term loan under the 2021 Credit Facility were used, in part, to prepay certain then-outstanding debt obligations and, together with the 2022 Loans, fund working capital and general corporate matters, including, but not limited to, growth investments, acquisitions, capital expenditures, and other strategic initiatives.
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
In June 2024, the 2021 Credit Agreement was amended to, among other things, permit the Company to issue new senior secured notes. In July 2024, the Company prepaid $215,000 of borrowings outstanding under the 2021 Credit Facility, primarily utilizing the proceeds from the issuance of the 2024 Term Notes, discussed above. The remaining $60,000 of borrowings outstanding under the 2021 Credit Facility will remain outstanding based on the original terms of the 2021 Credit Agreement. The Company recognized, as a component of interest expense, a loss on extinguishment of $5,475, which includes $3,527 of prepayment fees and the write-off of $1,948 of unamortized deferred financing costs that were attributable to those lenders who did not provide funding under the new notes. A total of $1,579 of prepayment fees and $1,428 of previously unamortized deferred financing costs that were associated with existing lenders who participated in the new notes will remain capitalized and will be deferred over the term of the new notes in accordance with modification treatment. The total prepayment fee is included within “Debt issuance costs” on the unaudited Condensed Consolidated Statement of Cash Flows in the Financial Statements for the nine months ended September 30, 2024. A total of $943 of unamortized deferred financing costs were associated with the portion of the 2021 Credit Facility that was not prepaid and will be amortized through the remaining term of those loans.
We are required to comply with two financial covenants under the 2021 Credit Agreement. Liquidity (defined as unrestricted cash and cash equivalents pledged under the 2021 Credit Facility plus any future revolving credit availability) may not be below $20,000 as of the last day of any fiscal quarter, and we may not permit the ratio of Consolidated EBITDA (as defined in the 2021 Credit Agreement) to consolidated cash interest expense for any period of four consecutive fiscal quarters to be less than 2.50:1.00. The Company has a customary equity cure right for each of these financial covenants. The Company was in compliance with these covenants as of September 30, 2024. Refer to Note 11, “Debt,” in the Financial Statements for additional information regarding the Company’s debt transactions.

Financing Agreement
In December 2022, we received $19,364 pursuant to a financing agreement with a third-party lender (the “Financing Agreement”). The Company assigned to the lender its interests in the ERTC Claim that it submitted in November 2022 totaling approximately $22,794. If the Company does not receive the ERTC Claim, in whole or in part, the Company is required to repay the related portion of the funds received plus interest of 10% accrued from the date of the Financing Agreement through the repayment date. The Financing Agreement does not have a stated maturity date and the discount is being accreted to interest expense over an expected term. The Company’s obligations under the Financing Agreement will be satisfied upon receipt of the ERTC Claim, in full, or other full repayment. The total claim amount of $22,794 was recognized as a component of “Other, net” on the unaudited Condensed Consolidated Statements of Operations in the Financial Statements during the nine months ended September 30, 2023. A total of $1,964 of the ERTC Claim remains outstanding as of September 30, 2024 and December 31, 2023, which receivable is included in “Other current assets” on the unaudited Condensed Consolidated Balance Sheets in the Financial Statements, and the balance outstanding under the Financing Agreement is included in “Current portion of debt, net.” Refer to Note 11, “Debt,” in the Financial Statements for additional information.
Cash Flows

	Nine Months Ended September 30,
(in thousands)	2024	2023
Net cash provided by operating activities	$38,126	$58,666
Net cash used in investing activities	(30,004)	(51,736)
Net cash used in financing activities	(15,351)	(17,155)
Operating Activities
Net cash provided by operating activities decreased by $20,540 during the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, primarily driven by an impact from the timing of payments to suppliers and vendors and other working capital payments, including the payment of approximately $2,800 of expenses associated with our debt refinancing that are not capitalizable and $2,458 of fair value accretion associated with the payment of contingent consideration related to a prior acquisition. The nine months ended September 30, 2024 includes income tax refunds totaling approximately $17,800. Comparatively, the nine months ended September 30, 2023 includes the recognition of the $22,794 ERTC Claim, of which $20,830 was received during that period.
Investing Activities
Net cash used in investing activities decreased by $21,732 during the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, primarily due to lower payments associated with acquisitions and lower net investments in notes receivable, partially offset by the absence of proceeds from the sale of assets and higher capital expenditures.
Financing Activities
Net cash used in financing activities decreased by $1,804 during the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. The current period reflects the utilization of proceeds from the issuance of the 2024 Term Notes to partially prepay amounts outstanding under the 2021 Credit Facility and related financing costs. Additionally, the current period was impacted by the payment of contingent consideration associated with a prior acquisition and higher cash remittances of taxes withheld under equity-based compensation plans, as well as the absence of proceeds received from the issuance of common stock in the prior year period.

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
The following table summarizes the Company’s material future contractual obligations as of September 30, 2024:

(in thousands)	Commitments Due by Period
Contractual Obligations	Total	Remainder of 2024	2025 - 2026	2027 - 2028	Thereafter
Term notes(1)	$295,000	$—	$60,000	$—	$235,000
Fixed interest related to term notes(2)	155,066	1,437	63,576	60,008	30,045
Sellers’ notes(3)	12,310	1,250	11,060	—	—
Finance arrangements(4)	17,900	623	5,124	5,431	6,722
Operating leases(5)	676,831	10,586	86,852	90,726	488,667
Finance leases(5)	1,541	173	1,265	103	—
Total	$1,158,648	$14,069	$227,877	$156,268	$760,434
(1)Principal payments due under our term notes payable. Refer to Note 11, “Debt,” in the Financial Statements for additional information.
(2)Represents fixed interest rate payments on borrowings under our term notes payable based on the principal outstanding as of September 30, 2024. Interest payments could fluctuate based on prepayments or additional amounts borrowed.
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
The table above excludes up to a total of $10,000 that we expect to fund under a research collaboration agreement associated with a prior acquisition. This funding will be based on a percentage of annual revenue through April 2031, unless satisfied earlier, and no related funding has occurred to date.
As of the date of this filing, we do not have any off-balance sheet arrangements, as defined by applicable regulations of the SEC, that have, or are reasonably likely to have, a material current or future effect on the results of our operations or financial condition, including, and without limitation, such considerations as liquidity and capital resources.

Capital Expenditures
We anticipate capital expenditures, net of tenant improvement allowances, of approximately $10,000 to $15,000 during the remainder of 2024 related to certain expansion projects across our retail operations and at our cultivation facilities, in addition to other enhancements and general maintenance activities across our portfolio. Changes to this estimate could result from the timing of various project start dates, which are subject to local and regulatory approvals, as well as capital allocation considerations. Spending at our cultivation and processing facilities includes: construction; purchase of capital equipment such as extraction equipment, heating, ventilation, and air conditioning equipment, and other manufacturing equipment; general maintenance; and information technology capital expenditures. Dispensary-related capital expenditures includes construction costs for the initial build-out of each location, general maintenance costs, and upgrades to existing locations. Management expects to fund capital expenditures primarily by utilizing cash flows from operations.
As of September 30, 2024, our construction in progress (“CIP”) balance was $3,329 and relates to capital spending on projects that were not yet complete. This balance includes amounts related to certain expansion projects at our Massachusetts, Illinois, and New Jersey cultivation facilities and other projects across our dispensaries and cultivation facilities.
Other Matters
Equity Incentive Plans
The Company’s current stock incentive plan, as amended, (the “Amended 2021 Plan”), authorizes the issuance of options, stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”), and other stock-based awards (collectively the “2021 Plan Awards”). The Amended 2021 Plan provides for a maximum number of shares of Class A common stock available for issuance to not exceed 10% of the total number of issued and outstanding shares of Class A common stock, on a non-diluted basis, as constituted on the grant date of a plan award. As of September 30, 2024, there were 10,729 shares of Class A common stock available for grant for future awards under the Amended 2021 Plan.
During the nine months ended September 30, 2024, the Company granted a total of 12,110 RSUs under the Amended 2021 Plan and a total of 7,359 granted are unvested as of September 30, 2024. Total unrecognized compensation cost related to the RSUs was $8,154 as of September 30, 2024, which is expected to be recognized over a weighted-average remaining period of 2.8 years.
As of September 30, 2024, a total of 3,346 stock option awards are outstanding under the Amended 2021 Plan, of which 2,212 are exercisable. No options were granted during the nine months ended September 30, 2024 and a total of 206 were exercised. As of September 30, 2024, the outstanding options have a remaining weighted-average contractual life of 3.2 years and total unrecognized compensation cost related to unvested options was $742, which is expected to be recognized over a weighted-average remaining period of 2.0 years.
During the three months ended September 30, 2024 the Company recognized a net benefit of $359 from the forfeiture of certain unvested awards within “General and administrative expenses” on the unaudited Condensed Consolidated Statements of Operations in the Financial Statements and recognized $230 of expense within “Cost of goods sold.” During the nine months ended September 30, 2024, the Company recognized $9,289 of expense within “General and administrative expenses” and $6,777 within “Cost of goods sold.” During the three and nine months ended September 30, 2023, the Company recognized $3,134 and $8,287, respectively, of expense within “General and administrative expenses” and recognized $2,476 and $4,457, respectively, within “Cost of goods sold.”
In July 2021, the Company adopted an employee stock purchase plan (the “2021 ESPP”), pursuant to which 4,000 shares of Class A common stock are reserved for issuance thereunder, subject to certain adjustments and other terms. As of September 30, 2024, no shares have been issued under the 2021 ESPP.
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
In March 2024, the borrower refinanced the borrowings underlying the Maryland Loan Agreement with a third-party lender (the “Maryland Refinancing”). In conjunction with the Maryland Refinancing, the borrower’s obligations to the Company under the Maryland Loan Agreement were settled. As part of this settlement, the Company received a cash payment of $8,100. Additionally, the parties entered into a supply agreement that provides for the Company to receive $6,000 of inventory products from the borrower, based on market prices, over the course of three years, with a maximum of $500 per quarter. The Company recorded this receivable net of an initial discount of $984 that is included within “General and administrative expenses” on the unaudited Condensed Consolidated Statements of Operations in the Financial Statements for the nine months ended September 30, 2024 and within “Other” on the unaudited Condensed Consolidated Statements of Cash Flows. This discount was calculated utilizing the Company’s estimated incremental borrowing rate as of the agreement date and will be accreted to interest income over the agreement term. The total settlement value, excluding the discount, approximated the obligations outstanding under the Maryland Loan Receivable, including $2,859 of past due interest that was outstanding as of December 31, 2023 and was included within “Other current assets” on the unaudited Condensed Consolidated Balance Sheet as of that date.
A total of $500 of inventory was supplied under this agreement during the nine months ended September 30, 2024. During the three months ended September 30, 2024, the Company established a reserve of $2,083 on the remaining receivable due to collection risk. This reserve was recognized within “General and administrative expenses” on the unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2024 and within “Other” on the unaudited Condensed Consolidated Statements of Cash Flows. As of September 30, 2024, $1,000 of the remaining receivable is included within “Other current assets” and $1,543 is included within “Other noncurrent assets” on the unaudited Condensed Consolidated Balance Sheet, which balances are net of $1,000 and $1,083, respectively, associated with this reserve.
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
On April 26, 2024, MedMen announced that it made an assignment into bankruptcy pursuant to Canada’s Bankruptcy and Insolvency Act on April 24, 2024 and B. Riley Farber Inc. was appointed as its bankruptcy trustee. In addition, MedMen announced that MedMen’s wholly owned subsidiary, MM CAN USA, Inc., a California corporation, was placed into receivership in the Los Angeles Superior Court, Santa Monica Division on April 23, 2024 to effectuate an orderly dissolution and liquidation of its California-based assets. MedMen further announced that it intends to initiate additional receivership proceedings in those U.S. states where MM CAN USA, Inc. controls or owns assets, through which the operations and assets of MedMen’s subsidiaries will be dissolved or liquidated pursuant to applicable laws in the United States. On May 21, 2024, the Los Angeles Superior Court issued an order confirming the appointment a receiver for MM CAN USA, Inc. The receiver has submitted monthly reports to the Los Angeles Superior Court estimating that the liabilities of MedMen’s subsidiaries likely significantly exceed the estimated liquidated value of MedMen's subsidiaries and their respective assets, and such reports indicate that efforts to dissolve, liquidate, or abandon such assets are ongoing.
During the year ended December 31, 2022, following the Company’s decision to no longer consummate the contemplated transactions, the Company established an estimated reserve of $3,700 related to the amounts that it has been actively pursuing collecting. The estimated reserve as of December 31, 2023 is included within “Other current assets” on the unaudited Condensed Consolidated Balance Sheet in the Financial Statements. During the nine months ended September 30, 2024, the Company increased the estimated reserve by $5,447, which is included within “General and administrative expenses” on the unaudited Condensed Consolidated Statements of Operations and within “Other” on the unaudited Condensed Consolidated Statements of Cash Flows. The total reserve as of September 30, 2024 is reflective of all outstanding balances and of which $2,422 is included within “Notes receivable” on the unaudited Condensed Consolidated Balance Sheet, $6,695 is included within “Other current assets,” and the remainder is included within “Other noncurrent assets.”
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
As reflected in the Financial Statements, the Company had an accumulated deficit as of September 30, 2024 and December 31, 2023, as well as a net loss for the nine months ended September 30, 2024 and 2023, which are indicators that raise substantial doubt of our ability to continue as a going concern. Management believes that substantial doubt of our ability to continue as a going concern for at least one year from the issuance of our Financial Statements has been alleviated due to: (i) cash on hand and (ii) continued growth of sales from our consolidated operations. Management plans to continue to access capital markets for additional funding through debt and/or equity financings to supplement future cash needs, as may be required. However, management cannot provide any assurances that we will be successful in accomplishing our business plans. If we are unable to raise additional capital on favorable terms, if at all, whenever necessary, we may be forced to decelerate or curtail certain of our operations until such time as additional capital becomes available.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
There have been no sales of unregistered securities during the quarter ended September 30, 2024, and from the period from October 1, 2024 to the filing date of this report, which have not been previously disclosed in a prior Quarterly Report on Form 10-Q or Current Report on Form 8-K.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
Securities Trading Plans of Directors and Executive Officers
During the three months ended September 30, 2024, none of our executive officers or directors adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.
Other Information
On November 7, 2024, the board of directors (the “Board”) of the Company, upon recommendation of the compensation and corporate governance committee of the Board, approved the acceleration of all of the unvested and outstanding equity held by Roman Nemchenko, Chief Financial Officer of the Company, as of August 26, 2024, granted pursuant to the Company’s stock incentive plan.

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
		8-K	333-254800	4.3	July 22, 2024
10.1*†#	Employment Agreement between Ascend Wellness Holdings, Inc. and Samuel Brill, dated as of August 26, 2024
10.2*†#	Employment Agreement between Ascend Wellness Holdings, Inc. and Francis Perullo, dated as of August 26, 2024
10.3*†#	Employment Agreement between Ascend Wellness Holdings, Inc. and Roman Nemchenko, dated as of August 26, 2024
31.1*	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32‡	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Label Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
#    Certain schedules and exhibits have been omitted in compliance with Regulation S-K Item 601(a)(5) or certain personal information has been redacted from this exhibit pursuant to Item 601(a)(6) of Regulation S-K. The Company agrees to furnish a copy of any omitted schedule or exhibit to the SEC upon its request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ascend Wellness Holdings, Inc.

November 12, 2024	/s/ Samuel Brill
Samuel Brill Chief Executive Officer (Principal Executive Officer)

November 12, 2024	/s/ Roman Nemchenko
Roman Nemchenko Chief Financial Officer (Principal Financial Officer)