Form 10-K
period 2024-12-31
Ascend Wellness Holdings, Inc.
filed 2025-03-13
CIK 1756390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s Class A common stock on June 28, 2024 as reported on the Canadian Stock Exchange on that date: $160,107,177
As of March 11, 2025, there were 204,561,879 shares of the registrant’s Class A common stock, par value $0.001, and 65,000 shares of the registrant’s Class B common stock, par value $0.001, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain parts of the registrant’s Definitive Proxy Statement relating to the registrant’s 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
Forward-looking statements in this Form 10-K include, but are not limited to, statements with respect to: operating results; profitability; financial condition and resources; anticipated needs for working capital; liquidity; capital resources; capital expenditures; milestones; licensing milestones; potential and pending acquisitions; information with respect to future growth and growth strategies; build out and expansion projects; anticipated trends in the industry in with the Company operates; the Company’s future financing plans; timelines; currency fluctuations; government regulation; inflationary pressure; unanticipated expenses; commercial disputes or claims; limitations on insurance coverage; availability and expectations regarding of cash flow to fund capital requirements; the Buyback Program (as defined herein); the product offerings of the Company; the competitive conditions of the industry; the competitive and business strategies of the Company; statements relating to the business and future activities of, and developments related to, the Company, including such things as future business strategy, competitive strengths, goals, expansion and growth of the Company’s business, operations and plans; and other events or conditions that may occur in the future.
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
The Company was founded in 2018 with initial operations in Illinois and has since expanded its operational footprint, primarily through acquisitions, and now has operations or financial interests in seven U.S. geographic markets: Illinois, Maryland, Massachusetts, Michigan, New Jersey, Ohio, and Pennsylvania. During 2024, the Company opened 4 dispensaries and began providing support to 2 partner locations. As of December 31, 2024, Ascend had 39 open dispensaries, which includes 2 partner locations. Of this total, 34 of our dispensaries are in states that have passed legislation permitting recreational cannabis and 11 are branded as outlet stores. Subsequent to December 31, 2024, the Company re-opened its dispensary in Detroit, Michigan, for a total of 40 dispensaries as of March 1, 2025, including 2 partner locations. The Company has fully-financed expansion plans to achieve a total target of 60 total retail locations, including partner locations. The Company is pursuing opportunities to partner with additional social equity license holders to expand the Company’s presence in various states. Ascend operates cultivation facilities in six states with approximately 255,000 square feet of total canopy.
Ascend believes in bettering lives through cannabis. The Company’s mission is to improve the lives of its employees, patients, customers and the communities they serve through the use of the cannabis plant. As of March 1, 2025, AWH employed approximately 2,300 people across the cultivation, processing, retail, and corporate functions.

The following organizational chart describes our organizational structure as of December 31, 2024. See Exhibit 21.1 to this filing for a list of AWH’s subsidiaries. All lines represent 100% ownership of outstanding securities of the applicable subsidiary unless otherwise noted. In part, the complexity of the organization structure is due to state licensing requirements that mandate that the Company maintain the corporate identity of the operating license holders.
Legend for state of incorporation:
The Company’s headquarters are located at 44 Whippany Road, Suite 101, Morristown, NJ 07960.
History of the Company
Founding and Incorporation
The Company was originally formed on May 15, 2018 as Ascend Group Partners, LLC, and changed its name to “Ascend Wellness Holdings, LLC” on September 10, 2018. On April 22, 2021, Ascend Wellness Holdings, LLC converted into a Delaware corporation and changed its name to “Ascend Wellness Holdings, Inc.” and effected a 2-for-1 reverse stock split (the “Reverse Split”), which is retrospectively presented for periods to that date that may be referenced in this filing and is referred to as the “Conversion.” As a result of the Conversion, the members of Ascend Wellness Holdings, LLC became holders of shares of stock of Ascend Wellness Holdings, Inc.
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

Initial Public Offering
On May 4, 2021, the Company completed an Initial Public Offering (“IPO”) of its Class A common stock, in which it issued and sold 10.0 million shares of Class A common stock at a price of $8.00 per share. On May 7, 2021, the underwriters exercised their over-allotment option in full and we issued and sold an additional 1.5 million shares of Class A common stock. AWH received total net proceeds of approximately $86.1 million after deducting underwriting discounts and commissions and certain other direct offering expenses paid by the Company. In connection with the IPO, the historical common units and preferred units then-outstanding automatically converted into a total of 113.3 million shares of Class A common stock and 65 thousand historical common units were allocated as shares of Class B common stock. Additionally, 3.4 million shares of Class A common stock were issued for a beneficial conversion feature associated with the conversion of certain historical preferred units and the Company’s then-outstanding convertible notes, plus accrued interest, converted into 37.4 million shares of Class A common stock. The Company’s shares of Class A common stock are listed on the CSE under the ticker symbol “AAWH.U” and are quoted on the OTCQX Best Market under the symbol “AAWH.”
Outstanding Securities
As of December 31, 2024, the Company had approximately 217.6 million fully diluted shares outstanding, which includes approximately 205.0 million shares of Class A common stock, approximately 0.1 million shares of Class B common stock, and approximately 5.9 million total unvested restricted stock awards and restricted stock units. Fully diluted shares outstanding also includes approximately 3.3 million warrants outstanding, none of which are in the money based on the closing stock price of the shares of Class A common stock on the CSE on December 31, 2024 of $0.38 per share, as well as options to acquire a total of approximately 3.3 million shares of our Class A common stock, of which approximately 2.7 million are exercisable as of December 31, 2024 but are out of the money as of that date.
Financing History
Historically, Ascend used private financing as a source of liquidity for its short-term working capital needs and general corporate purposes. In August 2021, the Company entered into a credit facility, which provided for an initial term loan of $210.0 million (the “2021 Term Loan”) at an interest rate of 9.5% per annum, due quarterly. Proceeds from the Term Loan were used, in part, to prepay approximately $75.6 million of existing debt and the remainder was used primarily to finance growth initiatives and acquisitions. During the second quarter of 2022, the Company borrowed an additional $65.0 million of term loans under the expansion feature of the credit facility (the “2022 Loans” and, together with the 2021 Term Loan, the “2021 Credit Facility”) for total borrowings thereunder of $275.0 million. In July 2024, the Company issued $235.0 million in aggregate principal of senior secured notes due July 16, 2029 (the “2024 Term Notes”) through a private placement (the “2024 Notes Offering”) pursuant to an indenture agreement (the “July 2024 Loan Agreement”). The Company utilized the proceeds from the 2024 Notes Offering, along with cash on hand, to prepay $215.0 million of borrowings outstanding under the 2021 Credit Facility. In January 2025, the Company issued an additional $15.0 million of term notes under the July 2024 Loan Agreement, which proceeds will be utilized for general corporate purposes, including to fund growth initiatives. For additional information regarding the Company’s debt transactions, refer to Note 11, “Debt,” to the notes to the consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K.
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
Acquisitions
The Company has grown rapidly by strategically acquiring licenses and operations. Ascend’s core acquisition philosophy has been to acquire assets in: marquee locations, limited-license states, and recreational or near-recreational markets. Growth via acquisition has allowed Ascend to strategically select and to operate primarily in highly competitive market dynamics. The Company’s key transactions, excluding partnership activities, are detailed in the table below.

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
At the time of acquisition, only the Montclair location was operational. We subsequently opened the Rochelle Park dispensary in May 2021 and opened the Fort Lee dispensary in August 2022. All three dispensaries began by serving medical patients but transitioned to include adult-use customers during 2022 following the passage of adult-use legislation in the state. In 2024, we relocated the dispensary in Montclair to Wharton to better serve that market.

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
FPAW was owned by one of the founders of AWH, who assigned 99.9% of its membership interest to AWH in December 2020 and was consolidated as a VIE prior to that date. Two dispensaries in the Grand Rapids, MI area opened in September 2020 and March 2021, and a third opened in early 2023. The Battle Creek and Detroit area dispensaries each opened in June 2020 and the Ann Arbor dispensary opened in August 2020. The Detroit dispensary was temporarily closed during 2024 and re-opened during the first quarter of 2025 to serve adult-use customers.

Hemma, LLC	1 Cultivation	-Monroe, OH	May 2021	AWH’s first cultivation site in Ohio with expansion potential.
BCCO, LLC	1 Dispensary	-Carroll, OH	October 2021	Medical dispensary located in the greater Columbus area.
Ohio Cannabis Clinic, LLC	1 Dispensary	-Coshocton, OH	December 2021	Medical dispensary located in the greater Columbus area.
Story of PA CR, LLC	6 Dispensaries and 1 Cultivation	Dispensaries located in: -Cranberry, PA -Monaca, PA -Scranton, PA -Wayne, PA -Whitehall, PA Cultivation located in: -Smithfield, PA	April 2022
Clinical Registrant license permitting six dispensaries and one cultivation facility in Pennsylvania. Five dispensaries have opened subsequent to purchase and one is still in development. The cultivation facility currently holds approximately 6,000 square feet of canopy.

Ohio Patient Access, LLC	3 Dispensaries	-Sandusky, OH -Piqua, OH -Cincinnati, OH	Definitive agreement signed in August 2022 and consolidated as a VIE from signing; final close is pending regulatory approval	The dispensaries in Sandusky and Piqua opened in December 2023 and the AWH “flagship” location in Cincinnati opened in January 2024.
HG Holding, LLC	1 Dispensary	-Tinley Park, IL	Definitive agreement was signed in August 2022 and final closing occurred in April 2024	AWH opened a dispensary in Tinley Park, IL in Q2 2023.
InLabs LLC	1 Dispensary	-Northlake, IL	Definitive agreement was signed in August 2022 and final closing occurred in July 2024	AWH opened a dispensary in Northlake, IL in Q4 2023.
Marichron Pharma, LLC	1 Processing Facility	-Columbus, OH	October 2022	The Company acquired a processing facility which will process material produced at the nearby Monroe, OH cultivation facility.
Devi Holdings, Inc.	4 Dispensaries	-1 Aberdeen, MD -1 Crofton, MD -1 Ellicott City, MD -1 Laurel, MD	Definitive agreement signed in January 2023 and closed in April 2023	During 2023, the Company acquired four dispensaries in Maryland.
Amesbury Seller Entity	1 Cultivation	-Amesbury, MA	Definitive agreement signed in January 2024; final close is pending regulatory approval	In January 2024, the Company entered into a definitive agreement to acquire a cultivation and a processing license in Massachusetts, allowing it to add additional capacity to support its growing retail and wholesale customer base in the state.

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
The consumer products portfolio is generated primarily from plant material that the Company grows and processes. As of December 31, 2024, AWH produces consumer-packaged goods in six manufacturing facilities with 255,000 square feet of total canopy. The Company’s product portfolio consists of a range of cannabis product categories, including flower, pre-rolls, concentrates, vapes, edibles, and tablets. During 2024, we sold approximately 187,000 pounds of wholesale product, on a gross basis. The Company’s expansion plans are subject to capital allocation decisions, the evolving regulatory environment, and general economic factors. See “Forward-Looking Statements.”
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
Ascend’s in-house brands offer a variety of options to satisfy every potential customer’s budget and preference. Ascend’s approach to branding is to have brands that fit any consumer’s needs, filling the spectrum across the “good”, “better”, and “best” consumer categories. The in-house brands include: SimplyHerb, Ozone, Ozone Reserve, Common Goods, Royale, and Effin’, which is our newest brand launched during 2024.
•Common Goods is our “value” brand that offers high value cannabis for everyday consumption. The brand currently offers flower and pre-rolls and is generally available in Illinois, Massachusetts, New Jersey, Ohio, and Pennsylvania.
•SimplyHerb is a “good” brand and one of Ascend’s most price-accessible products with SKUs targeted for the price conscious, value-driven buyer. It is for consumers hunting for low price points and a fun and simple brand experience. SimplyHerb is currently produced and sold across all six markets where Ascend has cultivation facilities, including Illinois, Massachusetts, Michigan, New Jersey, Ohio, and Pennsylvania. The brand has sky-rocketed to the number one brand in the state of Massachusetts, according to BDSA, a provider of market intelligence for the cannabis industry, and has been a meaningful driver for the growth the Company has seen in the Massachusetts wholesale market, despite pressures within that market. SimplyHerb has also become a customer favorite brand in Illinois, climbing to the top-five in this market in flower and shake/trim sales.
•Ozone is a “better” brand aimed at providing quality products to the seasoned connoisseur as well as the canna-curious. Ozone is Ascend’s core lifestyle brand for everyday consumers looking for a variety of product types and classic strains and is currently available across all six markets where Ascend has cultivation facilities. Form factors available include flower, pre-rolls, concentrates, vapes, and gummies. Prices are more expensive than SimplyHerb, but flower THC ranges from 22% to 34%, which yields a higher price point. The brand is the second most popular brand in Illinois and third most popular in New Jersey, according to BDSA.

•Ozone Reserve is among the “best” offering with premier products including unique and high-potency cultivars and refined concentrates, as well as vapes. Ozone Reserve is currently produced and sold in Illinois, Massachusetts, New Jersey, and Pennsylvania offering flower THC ranges over 28%.
•Royale is our super premium brand with “curated fire phenos” including legacy OG strains and contemporary genetics. Royale is available in Illinois, Massachusetts, and Michigan and is offered to complement the rest of the brand portfolio. Products are available in flower and pre-rolls and generally have higher-than average THC content and terpene profiles. This brand is for the cannabis aficionados searching for unique phenos with best-in-class profiles.
•Effin’ is our newest edibles-only brand focused on delivering specific effects through unique minor cannabinoid/THC combinations. THC in these gummy products ranges from 5mg to 10mg and is currently offered in Illinois, Massachusetts, New Jersey, and Michigan. Line extensions are expected to feature additional function ingredients along with minor cannabinoids and THC to give the consumer a targeted experience.
In addition to producing its own brands, AWH also partners with multiple premiere brands for which it cultivates and sells products targeted to different demographics. Among our partners are Miss Grass, Lowell Farms, Flower by Edie Parker, 1906, AiroPro, and Binske. This model allows AWH to target customer demographics that complement its base-markets and leverage brand recognition of our partners, while crafting and selling their tried-and-true products.
While the Company aims to have a plethora of brand offerings, it remains consistent in its strategy of having roughly 50% of products sold in Ascend retail dispensaries be in-house or partner branded products. With this strategy, AWH expects to benefit from vertical margins, while maintaining an offering with options and variety for its retail consumers. No customer represented more than 10% of the Company’s net revenue during 2024, 2023, or 2022.
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
•Key flagship locations. AWH is dedicated to securing retail sites in key flagship locations. AWH believes that location is critical when it comes to the success and long-term sustainability of a dispensary. By situating the stores in marquee locations, AWH believes the barriers to entry for competition are higher. Some of AWH’s flagship locations include: (1) Ascend Rochelle Park, which is located on Route 17 just a mile from the Garden State Plaza in highly trafficked northern New Jersey, (2) Ascend Boston, which is located in downtown Boston between TD Garden and Faneuil Hall, (3) Ascend Collinsville, which is strategically located in the retail corridor near St. Louis, (4) Ascend Cincinnati, which is its flagship location in Ohio, (5) Ascend Scranton, and (6) Ascend Aberdeen in Maryland.

•Disciplined capital allocation and execution of mergers and acquisitions. AWH has a disciplined capital allocation strategy. The Company only deploys capital in markets and on projects which it believes will be accretive to its stockholders. To date, the bulk of the Company’s expansion has been through acquisition. The Company views M&A as the fastest path to growth given the barriers to entry and the regulatory environment in the cannabis industry. Largely due to early license awards, there are a number of independent and single-state operators in the markets in which we operate today. These assets represent attractive acquisition opportunities, as the Company can leverage its local permitting expertise and operational and financial resources to optimize the performance of these assets. Most of the Company’s acquisitions have been negotiated and priced prior to the respective state’s passing of recreational legislation. Many of the assets AWH has acquired have historically underperformed under their previous ownership and AWH has been able to improve the financial performance of acquired assets by implementing its standard operating procedures and technology, thereby allowing for AWH to make acquisitions that create significant value for stockholders. Core to the Company’s strategy has been entering limited-license, late-stage medical markets with an anticipated adult-use cannabis market launch. This approach has made AWH a leader in Illinois, New Jersey, Maryland, and most recently, Ohio, and the Company is following the same playbook in Pennsylvania.
The Company has been successful in opening facilities and dispensaries and expects continued growth to be driven by opening new operational facilities and dispensaries under our current licenses, expansion of our current facilities, and increased consumer demand.
General Development of the Business
As of December 31, 2024, AWH has direct or indirect operations or financial interests in seven U.S. geographic markets: Illinois, Maryland, Massachusetts, Michigan, New Jersey, Ohio, and Pennsylvania. AWH has expanded its operational footprint primarily through several acquisitions as identified above. See acquisition history in “History of the Company.”
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
Cultivation
AWH’s cultivation practices have been engineered for scalability and repeatability as the Company expands into additional states. AWH aims to continuously refine cultivation operations to rapidly scale output without sacrificing quality and consistency. Future expansion is planned to provide the infrastructure to diversify the seed supply and further mechanize and automate harvest operations. AWH believes it will be able to continue to rapidly improve cultivation by increasing yields by dialing in genetics and enhancing environmental conditions. AWH is focused on driving biomass cost per gram lower with the goal of creating a competitive advantage in the limited license states in which the Company operates. AWH has used strain rationalization, improved cultivation practices, and investments in technology to drive higher yields per square foot.

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
Wholesale distribution
AWH continues to expand its wholesale business by: 1) increasing wholesale market share and expanding penetration within wholesale distribution, 2) selling higher volumes of product to wholesale customers, and 3) expanding the category set to higher value products sold to wholesale customers. During the year ended December 31, 2024, third-party wholesale revenue grew in aggregate for the Company, highlighted by growth in each of the three markets in which AWH has significant wholesale sales to third-party customers.
AWH is also acutely focused on category management and expansion. AWH’s development efforts are focused on pre-rolls, vapes, edibles, and other ready-to-use product forms that it expects to outperform whole flower over time. The Company is also concentrating on expanding the vape offering, including live products and ratio products that represent fast growing segments of the vape category, and expanding the pre-roll offering. The Company expects the pre-roll category to grow significantly as the preferred way to consume flower for many customers. In 2021, AWH launched a pre-roll partnership with Lowell Smokes and in 2022 the Company launched multiple additional pre-roll SKUs in smaller sizes, innovative multi-pack options, and premium infused pre-rolls. During 2022, the Company also launched a pre-roll partnership with Miss Grass that has been well received by customers. AWH continues to expand the edibles manufacturing capabilities to provide micro-dose product forms along with additional forms desired by the market. Strategic partnerships are a key part of diversifying and expanding the Company’s offering. In 2023, the Company launched solventless vapes in New Jersey, bringing to market an in-demand product for cannabis aficionados. Also in 2023, the Company launched a new flavor-forward product family (for vapes, shakes, and pre-rolls) for the SimplyHerb brand in Illinois, Massachusetts, and New Jersey. AWH also expanded our partnerships and brought certain partner-brands to new states. In 2024, the Company launched 359 new SKUs, further fortifying the Company’s product portfolio and supporting the Company’s commitment to expand product offerings to better serve the patients and customers in our markets.
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
•Outlet vs Flagship. Ascend has pioneered the concept of flagship locations, with key dispensaries in premium locations in markets where the demand is limited by supply. With this concept in mind, AWH established cannabis outlet stores using the same outlet model that found relative success in other industries for slightly more competitive markets where there is an excess of supply. In those markets, Ascend has branded Outlet stores. The Company has eleven outlet stores to date where AWH offers ‘everyday low prices’. AWH believes the outlet model allows the company to penetrate and compete in more mature markets, especially in states with few new cannabis customers. Identifying which stores should be positioned as outlet vs. flagship is a critical piece of Ascend’s retail model.

•Vision. Ascend believes in using the power of the cannabis plant to help people better their lives. As a company, AWH has a strong commitment to the success of the brand and maintaining this vision, putting the customer at the center of all strategies and efforts.
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
•Omni-channel experiences. As customer shopping preferences continue to evolve and customers increasingly shop across multiple channels, AWH strives to create a best-in-class, omni-channel customer experience. These experiences have been especially critical to operations during the COVID-19 pandemic. Omni-channel experiences include:
◦Reserve-Online-Pickup-in-Store. This allows customers to purchase merchandise through letsascend.com and pick-up the merchandise in-store, which often drives incremental in-store sales. Over 85% of customers at AWH retail locations utilize eCommerce technology, including kiosk menus, for ordering and pick-up.
◦Delivery. AWH has delivery programs out of Newton, Massachusetts; Boston Massachusetts; Grand Rapids (Scribner St), Michigan; East Lansing Michigan; and Fort Lee and Rochelle Park, New Jersey. Delivery enables AWH to bring customers the products they enjoy straight to the comfort of their homes.
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

•Environmental. The planet is important to us. We try to make daily decisions that have better impacts on the planet. Some of our practices that optimize our resource usage to minimize our impact include:
◦Packaging. AWH sources packaging that is derived from approximately 63% recycled or biodegradable materials.
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
◦Greenhouse. In January 2022, AWH began planting 55,000 square feet of cultivation in its greenhouse in Illinois. In 2024, on average, the greenhouse required 35% less energy per square foot of cultivation compared to the rest of the portfolio.
◦Waste Management. AWH has put processes in place to minimize its waste production. We shred green waste to reduce space and coordinate pickups to coincide with harvest schedules to minimize the number of trips, among other things.
•Social Equity. While AWH understands and appreciates how fortunate the Company is to be in a position to help build and guide the future of modern cannabis, AWH is also acutely aware of the lives that have been destroyed, especially in minority communities, through decades of unjust laws and inequitable enforcement. Ascend’s social equity mission is to help create a stronger and more equitable cannabis industry through collaboration and make an impact on the social disparities caused by the war on drugs. Ascend does this by creating authentic relationships with the communities we serve, working collaboratively to create programming that sustains healthy and vibrant communities, and leveraging our resources - money, time, and talent- to benefit those most impacted by the war on drugs. Key social equity accomplishments during 2024 include:
◦Hosting multiple expungement clinics and resource fairs across six states reaching over 2,700 community members;
◦Receiving Green Market Report’s ‘Advocate of the Year’ award, as well as being featured on ABC 7News Chicago to highlight our community work with our partner, Social Change, on expungement clinics;
◦Sponsoring more than 25 diversity in cannabis events across our markets;
◦Mentoring over 100 social equity licensees in Illinois, New Jersey, and Massachusetts;
◦Providing tours of our facilities in Illinois, Michigan, New Jersey, and Massachusetts with social equity license holders;
◦Engaging in supplier diversity programs; and
◦Donating over $0.3 million to partners and grass roots organizations across all of our markets.
•Governance. Governance and disclosure are important to AWH. The Compensation and Governance Committee and the Audit Committee consist of a majority of independent directors. The Company provides GAAP financials and publishes its key governance policies, including the charters of its Audit and Compensation and Corporate Governance committees, as well as access to its whistleblower hotline on its investor website.

Human Capital
As of December 31, 2024, we had approximately 2,300 employees, approximately 92% of whom were in field operations and approximately 8% of whom were in corporate administrative and management. Approximately 29% were represented by eleven collective bargaining agreements with local chapters of labor unions, with expiration dates ranging from March 2025 to December 2026. We have not experienced any significant work slowdowns, stoppages, or other labor disruptions. The Company considers its employee relations to be generally positive.
We offer our employees opportunities to grow and develop their careers and provide them with a wide array of company paid benefits and compensation packages which we believe are competitive relative to our peers in the industry. As of December 31, 2024, 27% of leadership positions (defined as supervisor and above) were held by racial minorities and 41% of leadership positions were held by women. AWH continues to aim to achieve an equitable balance of genders and races across the Company and in leadership.
The Company’s number and levels of employees are continually aligned with the pace and growth of our business and management believes it has sufficient human capital to operate the business successfully.
Operations by State
The following is an overview of our cultivation and dispensary assets by state that are currently operational, as well as our expected asset base once fully built out.
Cultivation Assets
Across its cultivation assets, as of December 31, 2024, AWH had 255,000 square feet of total canopy, which is defined as the square footage of flower, vegetation, and propagation tables. The Company estimates each square foot of total canopy has the power to generate approximately half a pound of cannabis per year. All of the Company’s cultivation and planned cultivation facilities are indoor, with the exception of the 55,000 square foot greenhouse in Illinois. The Company believes that indoor grow facilities allow for fine-tuned controls which help enable AWH to grow high-quality cannabis. Most of the cultivation projects that are underway or planned are aimed at enhancing our cultivation facilities. The Company deems these as lower risk than green fielding at new sites that are not yet permitted for cultivation operations. Our cultivation projects are flexible and will ultimately depend on market conditions, local licensing, construction, and other regulatory permissions, and are subject to capital allocation decisions, the evolving regulatory environment, and general economic factors. See “Forward-Looking Statements.”

State	Square Feet of Canopy as of December 31, 2024	Additional Comments
Illinois	108,000	Located in Barry, Illinois, the cultivation facility also has ethane and butane-based extraction equipment and kitchen.
Michigan	30,000	Located in Lansing, Michigan, the cultivation facility has 30,000 square feet of canopy.. The Company added a kitchen in 2022.
Massachusetts	67,000
Our cultivation facility located in Athol, Massachusetts underwent a phase 2 expansion that was completed in 2022. The facility also has methane and butane-based extraction equipment. In January 2024, the Company entered into a definitive agreement to acquire a cultivation and a manufacturer license for use at a facility in Amesbury, MA where it added approximately 15,000 square feet of canopy and a kitchen.

New Jersey	42,000	Located in Franklin, New Jersey, the cultivation facility underwent expansion adding 22,000 square feet of canopy and a lab and kitchen.
Ohio	2,000	Located in Monroe, Ohio the facility currently has 2,000 square feet of canopy. In October 2022, the Company completed an acquisition of a processing facility located near the cultivation facility.
Pennsylvania	6,000	Located in Smithfield, Pennsylvania the facility currently has 6,000 square feet of canopy.

Dispensary Assets
As of December 31, 2024, AWH had 39 open and operating retail locations, which includes 2 partner locations. Subsequent to December 31, 2024, the Company re-opened its dispensary in Detroit, Michigan, for a total of 38 Ascend-branded dispensaries as of March 1, 2025. AWH anticipates expanding to 60 retail locations, including partner locations. New store opening plans are flexible and will ultimately depend on market conditions, local licensing, construction, and other regulatory permissions and, further, are subject to capital allocation decisions, the evolving regulatory environment, and general economic factors. See “Forward-Looking Statements.”

State	Open Dispensaries as of December 31, 2024(1)	Owned or Pending Dispensaries and Licenses as of December 31, 2024(1)	Comments(2)
Illinois	10	10
6 dispensaries in the Chicago area; 2 in Southern IL bordering Missouri; 2 near Springfield, IL. The state caps recreational dispensary licenses at 10 stores per owner. 2 dispensaries are branded as outlet stores.

Maryland	4	4	1 dispensary in each of Aberdeen, Crofton, Ellicott City, and Laurel were acquired in April 2023 and subsequently rebranded and opened for adult-use in July 2023.
Massachusetts	3	3	1 dispensary in downtown Boston; 1 in Newton; 1 in New Bedford. The state caps recreational dispensary licenses at 3 stores per owner. The New Bedford dispensary is branded as an outlet store.
Michigan	7	8
8 dispensaries throughout the state, including 1 that is branded as an outlet store. The Detroit dispensary was temporarily closed during 2024 and re-opened during Q1 2025 to serve adult-use customers.

New Jersey	3	3	1 dispensary in Rochelle Park; 1 in Wharton; 1 in Fort Lee. The state caps recreational dispensary licenses at 3 stores per owner.
Ohio	5	5	5 dispensaries throughout the state(3) of which 2 are branded as outlet stores.
Pennsylvania	5	6	1 dispensary in each of Cranberry, Monaca, Scranton, Wayne, and Whitehall which are branded as outlet stores.
(1)Includes pending acquisitions and excludes partnerships.
(2)See “Forward-Looking Statements.”
(3)Three of the dispensaries are operating under management services agreements pending close of the acquisition of Ohio Patient Access, LLC. Transfer of ownership is subject to regulatory approval.

Licenses
The following chart summarizes the U.S. states in which we operate or have an investment as of December 31, 2024, along with the nature of the operations, the number of dispensary, cultivation and other licenses held by each entity, and whether such entity has any operation, cultivation, or processing facilities. All of the following entities are considered to be directly engaged in the cultivation or distribution of cannabis in accordance with a U.S. state license.

State	Entity	Adult-Use/ Medical	Dispensary Licenses	Cultivation/ Processing/ Distribution Licenses	Operational Dispensaries	Operational Cultivation/ Processing Facilities
Illinois	Chicago Alternative Health Center, LLC	AU, M	3	—	2	—
Illinois	HealthCentral LLC	AU, M	6	—	4	—
Illinois	MOCA LLC	AU, M	3	—	2	—
Illinois	Revolution Cannabis-Barry LLC	AU, M	—	4	—	1
Illinois	The Homecoming Group, LLC	AU	1	—	1	—
Illinois	Inlabs III, LLC	AU	1	—	1	—
Maryland	Blu Pharms, LLC	AU, M	1	—	1	—
Maryland	Blue Mountain Care, LLC	AU, M	1	—	1	—
Maryland	Durjaya, LLC	AU, M	1	—	1	—
Maryland	Farmalogics Health and Wellness, LLC	AU, M	1	—	1	—
Massachusetts	Ascend Mass, LLC	AU	2	—	2	—
Massachusetts	MassGrow, LLC	AU	—	2	—	1
Massachusetts	Southcoast Apothecary, LLC	AU	1	—	1	—
Massachusetts	Amesbury Seller Entity	AU	—	2(1)(2)	—	1
Michigan	FPAW Michigan, LLC	AU, M	11(3)	22	7(3)	1
Michigan	TJM Enterprises, LLC	AU	1(3)	—	—	—
New Jersey	Ascend New Jersey LLC	AU, M	6	4	3	1
Ohio	BCCO, LLC	AU, M	1	—	1	—
Ohio	Hemma, LLC	AU, M	—	1(4)	—	1
Ohio	Marichron Pharma, LLC	AU, M	—	1	—	1
Ohio	Ohio Cannabis Clinic, LLC	AU, M	1	—	1	—
Ohio	Ohio Patient Access, LLC	AU, M	3(1)(2)	—	3	—
Pennsylvania	Story of PA, LLC	M	2	1	5	1
Total			46	37	37	8
(1)Pending regulatory approval of ownership transfer.
(2)Managed under management services agreements pending acquisition close.
(3)Detroit medical license issued to FPAW Michigan, LLC was previously associated with the Company’s Detroit dispensary that was closed temporarily in November 2023 and re-opened during the first quarter of 2025 with an adult-use license issued to TJM Enterprises, LLC.
(4)Reflects regulatory update that became effective in 2025 which consolidated certain license types.

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
•Social Equity Operators (“SEOs”). AWH competes with SEOs in accordance to state-driven regulations.
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
•Access to capital. The Company’s access to capital helps it compete, particularly, against the SSOs who may not have the resources that AWH does. AWH management has also been able to leverage its extensive capital markets knowledge to secure capital at competitive market rates.
•States of operation. With the exception of Michigan, all of AWH’s states of operation are limited license.
•Management. AWH has a diverse management team with experience spanning capital markets, cannabis industry, regulatory, and operations. The management team has proven it can lead, by becoming a top-tier operator in Illinois, Massachusetts, and New Jersey.
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
Unlike in Canada, where federal legislation uniformly governs the cultivation, distribution, sale, and possession of medical and adult-use cannabis under the Cannabis Act, S.C. 2018, c. 16, and the Cannabis for Medical Purposes Regulations, cannabis is largely regulated at the state level in the United States. To date, there are 39 states, plus the District of Columbia (and the territories of Guam, Puerto Rico, the U.S. Virgin Islands and the Northern Mariana Islands), that have laws and/or regulations that recognize, in one form or another, legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. In addition, 24 states, plus the District of Columbia (and the territories of Guam and the Northern Mariana Islands) have legalized cannabis for adult-use. Eleven states have also enacted low-THC/high-CBD only laws for medical cannabis patients.

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

The former Attorneys General who succeeded former Attorney General Sessions following his resignation did not provide a clear policy directive for the United States as it pertains to state-legal cannabis related activities. President Donald Trump was sworn in as the 47th United States President on January 20, 2025, nominating Pamela Bondi to serve as Attorney General in his administration. It is not yet known whether the DOJ under President Trump and Attorney General Bondi, confirmed on February 4, 2025, will re-adopt the Cole Memorandum or announce a substantive cannabis enforcement policy. If DOJ policy under Attorney General Bondi were to aggressively pursue financiers or owners of cannabis-related businesses, and U.S. Attorneys followed such DOJ policies through pursuing prosecutions, then the Company could face (i) seizure of its cash and other assets used to support or derived from its cannabis operations, (ii) the arrest of its employees, directors, officers, managers and investors, and charges of ancillary criminal violations of the CSA for aiding and abetting and conspiring to violate the CSA by virtue of providing financial support to cannabis companies that service or provide goods to state-licensed or permitted cultivators, processors, distributors, and/or retailers of cannabis, and/or (iii) the barring of its employees, directors, officers, managers and investors who are not U.S. citizens from entry into the United States for life. Unless and until Congress amends the CSA with respect to cannabis (and as to the timing or scope of any such potential amendments there can be no assurance), there is a risk that federal authorities may enforce current U.S. federal law criminalizing cannabis.
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
One legislative safeguard for the medical cannabis industry, appended to the federal budget bill, remains in place following the rescission of the Cole Memorandum. Since fiscal year 2015, Congress has included a rider to the Consolidated Appropriations Acts (currently referred to as the “Rohrabacher/Blumenauer Amendment”) to prevent the federal government from using congressionally appropriated funds to enforce federal cannabis laws against regulated medical cannabis actors operating in compliance with state and local law, and the current appropriations rider will remain in effect through March 14, 2025. There is no guarantee that the Rohrabacher/Blumenauer Amendment will be included in any future omnibus appropriations packages or continuing budget resolutions once the current rider expires.

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
On October 6, 2022, former President Biden announced that he directed the Secretary of the United States Department of Health and Human Services (“HHS”) and Attorney General Garland to initiate a review of cannabis’s classification as a Schedule I controlled substance under the CSA. On August 29, 2023, HHS completed its review and sent a letter to the DEA calling for the rescheduling of cannabis from a Schedule I substance to a Schedule III substance under the CSA. The DEA has since been conducting its own review to evaluate cannabis’ safety. Under the CSA, HHS’ recommendations “shall be binding … as to scientific and medical matters.” On May 21, 2024, the DOJ and DEA published a public notice in the Federal Register proposing to transfer marijuana from Schedule I to Schedule III of the CSA, consistent with the view of the HHS that marijuana has a currently accepted medical use as well as HHS’s view about marijuana’s abuse potential and level of physical or psychological dependence. The CSA requires that such actions be made through formal rulemaking on the record after opportunity for a hearing. If the transfer to Schedule III is finalized, the regulatory controls applicable to Schedule III substances would apply, as appropriate, along with existing marijuana-specific requirements and any additional controls that might be implemented, including those that might be implemented to meet U.S. treaty obligations. If marijuana is transferred into Schedule III, the manufacture, distribution, dispensing, and possession of marijuana would remain subject to the applicable criminal prohibitions of the CSA. Any drugs containing a substance within the CSA's definition of “marijuana” would also remain subject to the applicable prohibitions in the Federal Food, Drug, and Cosmetic Act (“FDCA”). DOJ solicited comments on this proposal and the public comment period on the proposed rescheduling closed on July 22, 2024. On August 29, 2024, DEA published a notice of hearing on proposed rulemaking in the Federal Register, scheduling a hearing on rescheduling for December 2, 2024. As described in the DEA notice, the initial purpose of the December 2, 2024 hearing was for DEA to “receive factual evidence and expert opinion regarding” whether marijuana should be transferred to Schedule III of the list of controlled substances in the CSA. On October 31, 2024, Chief Administrative Law Judge John Mulrooney announced that this substantive hearing on the merits would be delayed until January or February of 2025 and that the December 2, 2024 hearing would serve as a preliminary hearing to (i) determine who among the witnesses notified by the DEA meets the regulatory definition of “interested person” entitled to present testimony and other evidence at the hearing, and (ii) determine scheduling and other logistical issues for the hearing on the merits early in 2025. On November 19, 2024, Judge Mulrooney issued an “Order Regarding Standing, Scope and Prehearing Procedures” for the December 2, 2024 hearing. On December 2, 2024, the preliminary hearing was held and, on December 4, 2024, Judge Mulrooney issued a Prehearing Ruling (“Ruling”) pursuant to 21 C.F.R. § 1316.55, which established the framework for the evidentiary hearing to be convened over parts of several weeks beginning on January 21, 2025 and ending on March 6, 2025. As stated in the ruling, the purpose of the hearing, is to “receive factual evidence and expert opinion testimony regarding whether marijuana should be transferred to Schedule III under the CSA. On January 13, 2025, Judge Mulrooney cancelled the January 21, 2025 hearing after a request by two private parties to remove the DEA from its role as proponent of the proposed reclassification rule was denied, the two private parties filed a motion for Judge Mulrooney to reconsider the denial of this request. On January 13, 2025, Judge Mulrooney (i) denied the motion for reconsideration; but (ii) granted leave for the parties to file an interlocutory appeal on the merits of Judge Mulrooney’s refusal to remove the DEA as proponent of the reclassification. Judge Mulrooney further requested that the parties provide a joint status update 90 days from the issuance of the January 13 order and every 90 days thereafter. President Trump has expressed support for rescheduling marijuana to Schedule III stating that “[a]s president, we will continue to focus on research to unlock the medical uses of marijuana to a Schedule III drug, and work with Congress to pass common sense laws, including safe banking for state authorized companies, and supporting states [sic] rights to pass marijuana laws, like in Florida, that work so well for their citizens. There is no certainty as to the impacts that rescheduling would have on our business or the cannabis industry as a whole, particularly when considering potential implications for federal regulation and interstate commerce.
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
Illinois Licenses
In addition to hemp licenses, Illinois licenses four types of cannabis businesses within the state: (1) cultivation; (2) processing; (3) transportation; and (4) dispensary. All cultivation, craft grower, infuser, and transporter establishments must register with the Illinois Department of Agriculture. All dispensaries must register with the Illinois Department of Financial and Professional Regulation (“IDFPR”). If applications contain all required information, establishments are issued a cannabis establishment license. Medical dispensary, medical and adult-use cultivation, processing, and transportation licenses are valid for a period of one year and are subject to strict annual renewal requirements. Adult-use dispensary licenses are valid for a period of two years and are subject to strict biannual renewal requirements. Renewal applications may be denied if the licensee has a history of non-compliance and penalties.

The below table lists the Illinois licenses held by our subsidiaries and contractual parties:

Entity	License Number	City	Expiration / Renewal Date	Description
Revolution Cannabis-Barry, LLC	1503060627	Barry	03/09/2026	Medical Cultivation License
Revolution Cannabis-Barry, LLC	11524269672018	Barry	03/31/2026	Adult-Use Cultivation License
Revolution Cannabis-Barry, LLC	1503060627-TR	Barry	07/14/2025	Transporter License
Revolution Cannabis-Barry, LLC	1204-603	Barry	12/31/2025	Hemp License
HealthCentral, LLC	280.000022-DISP	Collinsville	01/07/2026	Medical License
HealthCentral, LLC	284.000025-AUDO	Collinsville	03/31/2026	Adult-Use License
HealthCentral, LLC	280.000029-DISP	Adam St. / Springfield	02/03/2026	Medical License
HealthCentral, LLC	284.000026-AUDO	Adam St. / Springfield	03/31/2026	Adult-Use License
HealthCentral, LLC	284.000069-DISP	Horizon Dr. / Springfield	03/31/2026	Adult-Use License
HealthCentral, LLC	284.000104-AUDO	Fairview Heights	03/31/2026	Adult-Use License
Chicago Alternative Health Center, LLC	280.000033-DISP	Archer Ave. / Chicago	04/13/2025	Medical License
Chicago Alternative Health Center, LLC	284.000124-DISP	Archer Ave. / Chicago	03/31/2026	Adult-Use License
Chicago Alternative Health Center, LLC	284.000125-DISP	Chicago Ridge	03/31/2026	Adult-Use License
MOCA LLC	280.000028-DISP	Fullerton Ave. / Chicago	02/01/2026	Medical License
MOCA LLC	284.000076-AUDO	Fullerton Ave. / Chicago	03/31/2026	Adult-Use License
MOCA LLC	284.000077-AUDO	Ohio St. / Chicago	03/31/2026	Adult-Use License
The Homecoming Group, LLC	284.000235-AUDO	Tinley Park	03/31/2026	Adult-Use License
InLabs III, LLC	284.000197-AUDO	Northlake	03/31/2026	Adult-Use License

Maryland
Maryland Regulatory Landscape
Maryland has legalized both medical and adult-use of cannabis. In 2012, a state law was enacted to establish a state-regulated medical cannabis program, with legislation signed in May 2013 and the program becoming operational on December 1, 2017. In November 2022, Maryland voters approved a constitutional amendment to legalize cannabis for adult-use by July 1, 2023. The Maryland General Assembly enacted companion legislation which would create a tax and legal structure to govern cannabis sales and adult-use upon the legalization date of July 1, 2023, including the Cannabis Reform Act (the “CRA”). The CRA established the Maryland Cannabis Administration (“MCA”) to oversee both the medical and adult-use programs, and provided for the conversion of existing medical cannabis business licensees to both medical and adult-use. On July 1, 2023, purchase and possession of cannabis for personal adult-use became legal in Maryland for adults 21 and older. Existing medical dispensaries were permitted to pay a conversion fee and sell both adult-use and medical cannabis.
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

The below table lists our Maryland licenses:

Entity	License Number	City	Expiration / Renewal Date	Description
Blue Mountain Care LLC	DA-23-00027	Aberdeen	06/30/2028	Adult-Use License, Medical License
Durjaya, LLC	DA-23-00107	Crofton	06/30/2028	Adult-Use License, Medical License
Farmalogics Health and Wellness, LLC	DA-23-00104	Ellicott City	06/30/2028	Adult-Use License, Medical License
Blue Pharms, LLC	DA-23-00106	Laurel	06/30/2028	Adult-Use License, Medical License
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
Massachusetts Licenses
The Cannabis Control Commission oversees the adult-use program. Under the adult-use program, there are various different state license categories, but the two principal ones are cultivator and establishment (dispensary). Municipalities may individually determine what local permits or licenses are required if a licensee wishes to establish an operation within its boundaries. Each Massachusetts license is valid for one year and must be renewed annually.
The below table lists our Massachusetts licenses:

Entity	License Number	City	Expiration / Renewal Date	Description
MassGrow, LLC	MC281488	Athol	03/17/2025	Adult-Use Cultivation License
MassGrow, LLC	MP281460	Athol	03/17/2025	Manufacturing Processing License
Ascend Mass, LLC	MR282077	Boston	04/11/2025	Adult-Use License
Ascend Mass, LLC	MR282837	Newton	11/17/2025	Adult-Use License
Southcoast Apothecary, LLC	MR283075	New Bedford	04/12/2025	Adult-Use License
Amesbury Seller Entity(1)	MC281255	Amesbury	07/11/2025	Adult-Use Cultivation License
Amesbury Seller Entity(1)	MP281300	Amesbury	07/11/2025	Adult-Use Manufacturing Processing License
(1)Pending regulatory approval of ownership transfer. Managed under management services agreements, pending acquisition close.
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
Michigan Licenses
Michigan administrates ten types of cannabis licenses: (1) grower licenses, (2) processor licenses, (3) secure transporter licenses, (4) provisioning center/retailer licenses, (5) retailer licenses, (6) safety compliance facility licenses, (7) designated consumption establishment licenses, (8) event licenses, (9) microbusiness licenses, and (10) educational research licenses. Michigan also issues hemp processor handling licenses, which it requires all dispensaries, cultivators, and processors to hold. There are no stated limits on the number of licenses that can be made available on a state level; however, regulatory authorities have discretion over the approval of applications and municipalities can pass additional restrictions.

The below table lists our Michigan licenses:

Entity	License Number	City	Expiration / Renewal Date	Description
FPAW Michigan, LLC	AU-R-000286	Ann Arbor	11/27/2025	Adult-Use License
FPAW Michigan, LLC	PC-000391	Battle Creek	07/29/2025	Medical Use License
FPAW Michigan, LLC	AU-R-000234	Battle Creek	11/27/2025	Adult-Use License
FPAW Michigan, LLC	PC-000318	Morenci	07/29/2025	Medical Use License
FPAW Michigan, LLC	AU-R-000125	Morenci	11/27/2025	Adult-Use License
FPAW Michigan, LLC	PC-000503	28th Street, Grand Rapids	07/29/2025	Medical Use License
FPAW Michigan, LLC	AU-R-000338	28th Street, Grand Rapids	11/27/2025	Adult-Use License
FPAW Michigan, LLC	AU-R-000373	Scribner Ave, Grand Rapids	11/27/2025	Adult-Use License
FPAW Michigan, LLC	PC-000846	Century Ave, Grand Rapids	07/29/2025	Medical Use License
FPAW Michigan, LLC	AU-R-000923	Century Ave, Grand Rapids	11/27/2025	Adult-Use License
FPAW Michigan, LLC	PR-000171	Lansing	07/29/2025	Medical Processor License
FPAW Michigan, LLC	GR-C-000858, GR-C-000859, GR-C-000860, GR-C-000861, GR-C-000742, GR-C-000856, GR-C-000857	Lansing	07/29/2025	Medical Cultivation License
FPAW Michigan, LLC	AU-G-C000312, AU-G-C000327, AU-G-C000328, AU-G-C000329, AU-G-C000498, AU-G-EX-000209, AU-G-EX-000210, AU-G-EX-000211, AU-G-EX-000212, AU-G-EX-000213	Lansing	11/27/2025	Adult-Use Cultivation License
FPAW Michigan, LLC	AU-P-000145	Lansing	11/27/2025	Adult-Use Processor License
FPAW Michigan, LLC	PC-000791	East Lansing	07/29/2025	Medical License
FPAW Michigan, LLC	AU-R-000706	East Lansing	11/27/2025	Adult-Use License
FPAW Michigan, LLC	L - 000451425	Lansing	04/30/2025	Processing/Liquor License
FPAW Michigan, LLC	HPHL-002429	All locations	11/30/2025	Hemp Processor-Retail Handler License
TJM Enterprises Services LLC	HPHL-002457	Detroit	11/30/2025	Hemp Retail Handler License
TJM Enterprises Services LLC	AU-R-001377	Detroit	02/18/2026	Adult-Use License

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

The below table lists our New Jersey licenses:

Entity	License Number	City	Expiration / Renewal Date	Description
Ascend New Jersey, LLC	MC000002	Franklin	12/31/2025	Medical Cultivation License
Ascend New Jersey, LLC	MM000202	Franklin	12/31/2025	Medical Manufacturing License
Ascend New Jersey, LLC	C000002	Franklin	04/17/2025	Adult-Use Cultivation License
Ascend New Jersey, LLC	M000001	Franklin	04/17/2025	Adult-Use Manufacturing License
Ascend New Jersey, LLC	MRE000817	Wharton	12/31/2025	Medical License
Ascend New Jersey, LLC	RE00015	Wharton	06/05/2025	Adult-Use License
Ascend New Jersey, LLC	MRE000805	Rochelle Park	12/31/2025	Medical License
Ascend New Jersey, LLC	RE000012	Rochelle Park	04/20/2025	Adult-Use License
Ascend New Jersey, LLC	MRE000823	Fort Lee	12/31/2025	Medical License
Ascend New Jersey, LLC	RE000259	Fort Lee	11/14/2025	Adult-Use License
Ohio
Ohio Regulatory Landscape
Ohio has legalized both medical and adult-use of cannabis. Established September 8, 2016, the Ohio Medical cannabis Control Program (“OMMCP”) allowed people with certain debilitating medical conditions to purchase medical cannabis. On November 7, 2023, Ohio voted to legalize adult-use cannabis through a ballot proposal known as Issue 2. Despite the lack of enacting legislation, Issue 2 established a regulatory framework, including the creation of the Division of Cannabis Control (“DCC”) as part of the Ohio Department of Commerce, which licenses and regulates medical and adult-use cultivators, processors, testing laboratories, and dispensaries. As of today, the DCC continues to work to propose new rules to govern Ohio’s medical and adult-use cannabis market and replace the rules currently in effect. As of January 30, 2025, the DCC had issued 131 Dual-Use Dispensary Certificates of Operation.
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

Ohio Licenses
Three principal license categories currently exist in Ohio: (1) cultivation, (2) processing and (3) dispensary. Dispensary certificates of operation carry two-year terms, while certificates of operation for cultivators and processors must be renewed annually. In August 2024, the existing licenses were converted to dual-use licenses which allow for the cultivation, processing, and sale of medical and adult-use cannabis, as applicable.
On August 12, 2022, we entered into the Ohio Agreement that provides us the option to acquire 100% of the equity of Ohio Patient Access, LLC, the holder of a license that grants it the right to operate three dispensaries in Ohio. The Ohio Agreement is subject to regulatory review and approval. Once the regulatory approval is received, we may exercise the option, which exercise is solely within our control. In the intervening period, we provide certain operational services to the three dispensaries associated with this transaction under an interim consulting agreement.
The below table lists the Ohio licenses held by our subsidiaries and contractual parties:

Entity	License Number	City	Expiration / Renewal Date	Description
BCCO, LLC	CCD000036-00	Carroll	07/01/2025	Adult-Use, Medical Dispensary
Hemma, LLC	CCC000018-00	Monroe	09/10/2025	Adult-Use, Medical Cultivation, Packaging, Sell, Deliver
Ohio Cannabis Clinic, LLC	CCD000040-00	Coshocton	07/01/2025	Adult-Use, Medical Dispensary
Marichron Pharma, LLC	CCP000053-00	Monroe	03/23/2025	Adult-Use, Medical Processing
Ohio Patient Access, LLC(1)	CCD000089-00	Sandusky	07/01/2025	Adult-Use, Medical Dispensary
Ohio Patient Access, LLC(1)	CCD000088-00	Piqua	07/01/2025	Adult-Use, Medical Dispensary
Ohio Patient Access, LLC(1)	CCD000087-00	Cincinnati	07/01/2025	Adult-Use, Medical Dispensary
(1)Pending regulatory approval of ownership transfer. Managed under management services agreements pending acquisition close.
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
The below table lists our Pennsylvania licenses:

Entity	Clinical Registrant Number	City	Expiration / Renewal Date	Description
Story of PA CR, LLC	CR-01-GP21-5101	Smithfield	03/01/2026	Medical Cultivation / Processor License
Story of PA CR, LLC	CR01-D21-2101	Scranton	03/01/2026	Medical License
Story of PA CR, LLC	CR01-D21-2101	Wayne	03/01/2026	Medical License
Story of PA CR, LLC	CR01-D21-2101	Cranberry Township	03/01/2026	Medical License
Story of PA CR, LLC	CR01-D21-2101	Monaca	03/01/2026	Medical License
Story of PA CR, LLC	CR01-D21-2101	Whitehall	03/01/2026	Medical License
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
•the effect of our Buyback Program;
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
Unlike in Canada, which has federal legislation uniformly governing the cultivation, distribution, sale and possession of medical and adult-use cannabis, for both adult-use and medical purposes, cannabis is largely regulated at the state level in the United States. To date, the cultivation and sale of cannabis for medical uses has been legalized in 39 states, four of five permanently inhabited U.S. territories and the District of Columbia. The adult-use of cannabis has been legalized in 24 states, the Northern Mariana Islands, Guam, and the District of Columbia. Although certain U.S. states have legalized the sale of medical or adult-use cannabis, the sale, distribution, and cultivation of cannabis and cannabis-related products remains illegal under U.S. federal law pursuant to the CSA. The CSA classifies cannabis as a Schedule I controlled substance, and as such, medical and adult-use cannabis use is illegal under U.S. federal law.
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
There can be no assurance that the federal government will not enforce federal laws relating to cannabis and seek to prosecute cases involving cannabis businesses that are otherwise compliant with state laws in the future. Mr. Sessions resigned as U.S. Attorney General on November 7, 2018. On February 14, 2019, William Barr was confirmed as U.S. Attorney General. On January 7, 2021, then President-elect Joe Biden announced his nomination of current Chief Judge of the United States Court of Appeals for the District of Columbia Circuit, Merrick Garland, to succeed Mr. Barr as the U.S. Attorney General. Merrick Garland was officially sworn in as Attorney General of the United States on March 11, 2021 and served until January 20, 2025. On November 21, 2024, then President-elect Donald Trump announced his nomination of Pamela Bondi to succeed Mr. Garland. Ms. Bondi was officially sworn in as U.S. Attorney General on February 5, 2025 following her confirmation from the Senate. It is unclear what impact this development will have on U.S. federal government enforcement policy.
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

Because federal law criminalizing the use of cannabis preempts state laws that legalize its use, the federal government can assert criminal violations of federal law despite state laws permitting the use of cannabis. While it does not appear that federal law enforcement and regulatory agencies are focusing resources on licensed cannabis related businesses that are operating in compliance with state law, this could change at any time. Additionally, while the MORE Act was passed by the House of Representatives on December 4, 2020, it was not passed by the Senate prior to the end of the 116th Congress. An updated version was subsequently reintroduced in the House of Representatives on May 28, 2021. On September 30, 2021, the House Judiciary Committee voted to advance the MORE Act once again in a first step towards passage in the full House. Before it could become law, the MORE Act would need to be passed by the House of Representatives and Senate and then signed into law by the president. There is no guaranty that the MORE Act will become law in its current form, if at all. Additionally, as the rescission of the Cole Memorandum and the implementation of the Sessions Memorandum demonstrate, the DOJ may at any time issue additional guidance that directs federal prosecutors to devote more resources to prosecuting cannabis related businesses. If the DOJ under the Trump administration aggressively pursues financiers or equity owners of cannabis-related businesses, and U.S. Attorneys follow the DOJ policies through pursuing prosecutions, then we could face:
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
Additionally, there can be no assurance as to the position President Trump’s administration may take on cannabis, and the administration could decide to enforce the federal laws strongly. Any enforcement of current federal cannabis laws could cause significant financial damage to us and our stockholders. Further, the current or a future administration may choose to treat cannabis differently and potentially enforce the federal laws more aggressively.
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
The FinCEN Memorandum does not provide any safe harbors or legal defenses from examination or regulatory or criminal enforcement actions by the DOJ, FinCEN or other federal regulators. Thus, most banks and other financial institutions in the United States do not appear comfortable providing banking services to cannabis-related businesses or relying on this guidance given that it has the potential to be amended or revoked by the current administration. There are no assurances that this position will change under the Trump administration. In addition to the foregoing, banks may refuse to process debit card payments and credit card companies generally refuse to process credit card payments for cannabis-related businesses. As a result, we may have limited or no access to banking or other financial services in the United States. In addition, federal money laundering statutes and Bank Secrecy Act regulations discourage financial institutions from working with any organization that sells a controlled substance, regardless of whether the state it operates in permits cannabis sales. Our inability or limitation of our ability to open or maintain bank accounts, obtain other banking services and/or accept credit card and debit card payments may make it difficult for us to operate and conduct our business as planned or to operate efficiently.
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
The Company has filed amended tax returns with the IRS on behalf of itself and its subsidiaries claiming refunds of tax for 2020 and 2021 and a refund and/or reduction of tax for 2022 which had been incurred as a result of the application of Section 280E based on a legal interpretation that Section 280E does not apply to solely intrastate cannabis-related business activities. The Company took this position for the 2023 filing year and intends to continue to take this position for the 2024 filing year. There is no guarantee that the IRS will not challenge our refund request and prevail in such challenge.
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
Labor unions are working to organize workforces in the cannabis industry in general. As of December 31, 2024, approximately 29% of our workforce has elected to be represented by a labor organization for purposes of collective bargaining and were represented by eleven collective bargaining agreements with local chapters of labor unions, with expiration dates ranging from March 2025 to December 2026. Although we believe that our relationship with our employees is good, and we have not experienced any material work stoppages, work stoppages may occur in the future. Union activities also may significantly increase our labor costs and adversely affect our business, profitability, and our ability to reinvest into the growth of our business. In addition, we regularly communicate with unions who may in the future represent our workforce at our locations, and it is possible that certain retail and/or manufacturing locations will be organized in the future. We cannot predict how stable our relationships with U.S. labor organizations would be or whether we would be able to meet any unions’ requirements without impacting our financial condition. Labor unions may also limit our flexibility in dealing with our workforce. Work stoppages and instability in our union relationships could delay the production and sale of our products, which could strain relationships with customers and cause a loss of revenues which would adversely affect our operations.
As the cannabis market continues to mature, our products may become obsolete, less competitive, or less marketable.
Because the cannabis market and associated products and technology are rapidly evolving, both domestically and internationally, we may be unable to anticipate and/or respond to developments in a timely and cost-efficient manner. The process of developing our products is complex and requires significant costs, development efforts, and third-party commitments. Our failure to develop new products or implement new technologies, such as artificial intelligence, and the potential disuse of our existing products and technologies could adversely affect our business, financial condition and operations. Implementation of certain new technologies, such as those related to artificial intelligence, automation, and algorithms, may have unintended consequences due to their limitations, potential manipulation, or our failure to use them effectively. Our success will depend, in part, on our ability to continually invest in research and development and enhance our existing technologies and products in a competitive manner.

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
Our voting control is concentrated.
Abner Kurtin, one of our founders, a director, and our Executive Chairman, and Frank Perullo, one of our founders, a director and our Executive Vice President of Corporate Affairs, have the ability to exercise significant voting power with respect to our outstanding shares because of the shares of Class B common stock that are held by AGP Partners, LLC (“AGP”), an entity which Mr. Kurtin and Mr. Perullo control. While shares of Class A common stock are entitled to one vote per share, shares of Class B common stock are entitled to 1,000 votes per share. Through AGP, Mr. Kurtin and Mr. Perullo controlled approximately 13% of our total issued and outstanding shares and approximately 34% of the voting power attached to all of our issued and outstanding shares as of December 31, 2024.
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
Financial markets have at times historically experienced significant price and volume fluctuations that: (i) have particularly affected the market prices of equity securities of companies, and (ii) have often been unrelated to the operating performance, underlying asset values or prospects of such companies. Accordingly, the market price of the shares of Class A common stock from time to time may decline even if our operating results, underlying asset values or prospects have not changed. Additionally, these factors, as well as other related factors, may cause decreases in asset values that may result in impairment losses to us. Further fluctuations in price and volume of equity securities may occur in the future. If increased levels of volatility and market turmoil continue, our operations could be adversely impacted, and the trading price of the shares of Class A common stock may be materially adversely affected. Furthermore, the existence of our Buyback Program (as herein defined), through a normal course issuer bid, may cause the price of our shares of Class A common stock to be higher than it would be in the absence of such a program and increase volatility in the market. Repurchases under the Buyback Program expose us to risks resulting from a reduction in the size of our “public float,” which may reduce our trading volume as well as the price of our shares of Class A common stock. We cannot guarantee that the Buyback Program will enhance the long-term value of the price of our shares of Class A common stock.
There can be no assurance that we will repurchase shares of Class A common stock for cancellation.
The Company currently has a share buyback program (“Buyback Program”) through which, it may, pursuant to a normal course issuer bid (“NCIB”), repurchase shares of the Company’s Class A common stock for cancellation. The amount and timing of any such repurchases is subject to capital availability and periodic determinations by management and our board of directors that such repurchases are in the best interest of the Company’s stockholders and are in compliance with all applicable laws and agreements. Any future permitted purchases, including their amount and timing, may be affected by, among other factors: our financial performance; our views on potential future capital requirements, including for working capital purposes and/or strategic transactions; changes to applicable tax laws or corporate laws; and changes to our business model. In addition, the amount we spend and the number of shares we are able to repurchase for cancellation under the Buyback Program may further be affected by a number of other factors, including the price of the shares of Class A common stock and blackout periods in which we are restricted from repurchasing stock (other than pursuant to an automatic share repurchase plan). We cannot provide any assurance that we will continue to repurchase shares of Class A common stock in any amounts or at all. A reduction in or elimination of our stock repurchases could have a negative effect on the price of our shares of Class A common stock.
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
Under Section 382 and related provisions of the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a rolling three year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. As of December 31, 2024, we had gross state and local net operating loss carryforwards totaling approximately $38.2 million, which begin to expire in 2026. We have not completed a study to assess whether an “ownership change” for purposes of Section 382 and related provisions of the Code has occurred, and it cannot be determined whether we may, in the future as a result of subsequent shifts in our stock ownership, experience an “ownership change.” Thus, our ability to utilize carryforwards of our net operating losses and other tax attributes to reduce future tax liabilities may be substantially restricted for federal or (if applicable) state and local tax purposes.
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
We began operating in May 2018 and have yet to generate a profit. We generated a net loss of $85.0 million during the year ended December 31, 2024. During the year ended December 31, 2024, we had positive cash flows from operating activities of $73.3 million resulting in total “cash and cash equivalents” of approximately $88.3 million as of December 31, 2024. We intend to continue to expend significant funds to expand our cultivation and processing facilities, to make acquisitions, and to fund our working capital. We cannot guarantee we will have a positive cash flow status in the future, and we may be subject to litigation matters in the general course of business that, if we suffer an adverse outcome or enter into unfavorable settlement agreement, may impact results from operations
Our efforts to grow our business may be more costly than we expect and we may not be able to increase our revenue enough to offset higher operating expenses. We may incur significant losses in the future for a number of reasons, including as a result of unforeseen expenses, difficulties, complications and delays, the other risks described in this Annual Report on Form 10-K and our other reports and disclosure documents as well as other unknown events. The amount of future net losses will depend, in part, on the growth of our future expenses and our ability to generate revenue. If we continue to incur losses in the future, the net losses and historical negative cash flows incurred to date, together with any such future losses, will have an adverse effect on our stockholders’ equity and working capital. Because of the numerous risks and uncertainties associated with producing cannabis products, as outlined herein, we are unable to accurately predict when, or if, we will be able to achieve profitability. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. If we are unable to achieve and sustain profitability, the market price of our Class A common stock may significantly decrease and our ability to raise capital, expand our business or continue our operations may be impaired. A decline in our value may also cause you to lose all or part of your investment.
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
We have an accumulated deficit of $400.4 million and $315.4 million as of December 31, 2024 and 2023, respectively, as well as a net loss for each of the years ended December 31, 2024, 2023, and 2022. We generated positive cash flows from operating activities during the years ended December 31, 2024 and 2023, but incurred negative cash flows from operating activities during prior years. These financial factors are indicators of substantial doubt as to our ability to continue as a going concern for at least one year from issuance of the financial statements included in this report. If we are unable to raise additional capital on favorable terms, if at all, during the next twelve months, we may be forced to decelerate or curtail certain of our operations until such time as additional capital becomes available. Additionally, if we are unable to continue as a going concern, our stockholders may lose some or all of their investment in the Company.

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
We have not experienced any material losses to date relating to cyber-attacks or other information security breaches, but there can be no assurance that we will not incur any further losses in the future. Our risk and exposure to these matters cannot be fully mitigated because, among other things, cyberthreats are constantly evolving and becoming increasingly sophisticated, as threat actors may utilize artificial intelligence and machine learning. As a result, cybersecurity and the continued development and enhancement of controls, processes and practices designed to protect systems, computers, software, data and networks from attack, damage or unauthorized access is a priority. As cyber threats continue to evolve, we may be required to expend additional resources to continue to modify or enhance protective measures or to investigate and remediate any security vulnerabilities.
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

ITEM 2. PROPERTIES
We lease office space in Morristown, NJ that houses our corporate headquarters.
As of December 31, 2024, we lease approximately 727,000 square feet of cultivation and manufacturing facilities in Barry, IL, Athol, MA, Amesbury, MA, Lansing, MI, Franklin, NJ, Smithfield, PA, and one of our two facilities in Monroe, OH. We own one manufacturing facility in Monroe, OH which comprises approximately 9,000 square feet. We lease 28 of our 40 retail dispensaries, which comprise approximately 200,000 square feet, and own 12 retail dispensaries, which comprise approximately 60,000 square feet.
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
The average size of our retail stores is approximately 5,000 square feet. The following table summarizes our principal physical properties by state and their designation by use or planned use, as of December 31, 2024:

State	Cultivation/ Processing(1)	Retail(2)	Ancillary(3)
Illinois	1	12	3
Maryland	—	4	—
Massachusetts	2	3	1
Michigan	1	8	—
New Jersey	1	3	2
Ohio	2	5	1
Pennsylvania	1	5	—
Total	8	40	7
(1)Includes one location in Massachusetts that the Company expects to acquire through a definitive agreement that was signed in January 2024 and is subject to regulatory approval.
(2)Includes three locations in Ohio that the Company expects to acquire through a definitive agreement that was signed in August 2022 and which transaction is pending regulatory approval. Also includes one location in Michigan that re-opened subsequent to December 31, 2024. Additionally, includes leases associated with two retail stores in Illinois that are consolidated through partnerships and which underlying acquisition of the retail stores is subject to regulatory approval.
(3)Ancillary properties include non-cannabis touching properties that support the Company’s operations, such as offices and parking lots.
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
As of March 11, 2025, there were 161 registered holders of shares of our Class A common stock. These totals do not include the number of person whose stock is in nominee or “street” name accounts through brokers.
Peer Performance Table
The following graph compares the cumulative total stockholder return on shares of Ascend Wellness Holdings, Inc.’s Class A common stock from May 4, 2021, when Ascend Wellness Holdings, Inc. began trading on the CSE, through December 31, 2024, with the comparative cumulative return of the S&P 500 Index and a selected peer group of companies. The comparison assumes all dividends have been reinvested (if any) and an initial investment of $100 on May 4, 2021. The returns of each company in the peer group have been weighted to reflect their market capitalizations.

	5/4/21	6/30/21	12/31/21	6/30/22	12/31/22	6/30/23	12/31/23	6/30/24	12/31/24
Ascend Wellness Holdings, Inc.	$100.00	$110.26	$67.79	$20.00	$11.79	$6.36	$9.95	$9.64	$3.90
S&P 500 Index	$100.00	$103.46	$115.53	$92.47	$94.61	$110.59	$119.48	$119.48	$149.37
Peer Group	$100.00	$94.58	$61.05	$26.61	$19.48	$15.32	$20.32	$20.14	$10.77

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
Issuer Purchases of Equity Securities
The following table contains information regarding purchases of our Class A common stock during the three months ended December 31, 2024 by or on behalf of the Company or any “affiliate purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act.

	Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value that may yet be purchased under plans or programs(2)
October 1 through October 31, 2024	—	$—	—	—
November 1 through November 31, 2024	—	—	—	—
December 1 through December 31, 2024	11,000,000(1)	0.25(1)	—	$2,250,000
Total	11,000,000	$2,750,000
(1)On December 17, 2024, the Company completed the repurchase for cancellation of 11.0 million shares of its Class A common stock in a private transaction from an institutional investor for total proceeds of $2.75 million. This repurchase for cancellation was reviewed and unanimously approved by the Board and the Company received consent by the holders of its then-existing term loan to repurchase up to $5 million of the Company’s Class A common stock.
(2)On December 27, 2024, the Company’s Board authorized a share buyback program (“Buyback Program”). Pursuant to a normal course issuer bid (“NCIB”) commencing on January 2, 2025, the Company may repurchase up to the lesser of: (i) approximately 10.216 million shares of the Company’s Class A common stock, representing approximately 5.0% of the Company’s then-outstanding Class A common stock, and (ii) $2.25 million worth of shares of Class A common stock, in the open market. Shares may be purchased on the CSE, the OTCQX, or alternative trading systems, subject to applicable legal, regulatory, and contractual requirements. All purchases will be made through the Company’s selected purchasing member. The total number of shares of Class A common stock purchased, timing of purchases, and share price are dependent upon market conditions and business considerations, any applicable securities law requirements, CSE rules, and any determination of best use of cash available at the time. Any shares purchased in connection with the Buyback Program will be cancelled. The Buyback Program will expire on January 1, 2026, and may be suspended, terminated, or modified at any time for any reason. While the Company intends to proceed with the Buyback Program, it is under no obligation to purchase any shares of Class A common stock for the duration of the Buyback Program. As of December 31, 2024, no shares had been repurchased under the Buyback Program. Purchases under the Buyback Program commenced in February 2025, at the discretion of Company management.
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
The Company was originally formed on May 15, 2018 as Ascend Group Partners, LLC, and changed its name to “Ascend Wellness Holdings, LLC” on September 10, 2018. On April 22, 2021, Ascend Wellness Holdings, LLC converted into a Delaware corporation and changed its name to “Ascend Wellness Holdings, Inc.” and effected a 2-for-1 reverse stock split (the “Reverse Split”), which is retrospectively presented for all periods prior to that date that may be referenced in this filing. We refer to this conversion throughout this filing as the “Conversion.” As a result of the Conversion, the members of Ascend Wellness Holdings, LLC became holders of shares of stock of Ascend Wellness Holdings, Inc.

Since our formation, we have expanded our operational footprint, primarily through acquisitions, and, as of December 31, 2024, had direct or indirect operations or financial interests in seven United States geographic markets: Illinois, Maryland, Massachusetts, Michigan, New Jersey, Ohio, and Pennsylvania. While we have been successful in opening cultivation facilities and dispensaries under our current licenses, we expect continued growth to be driven by opening dispensaries under our current licenses and through partnership opportunities, expansion of our current cultivation facilities, and increased consumer demand. We currently employ approximately 2,300 people.
Our consumer products portfolio is generated primarily from plant material that we grow and process ourselves. As of December 31, 2024, we produce our consumer packaged goods in six manufacturing facilities with approximately 255,000 square feet of total canopy. In January 2024, we entered into a definitive agreement, which is pending regulatory approval, to acquire a cultivation license and a manufacturer license that we intend to use at a second cultivation site in Massachusetts to further expand our production capacity in that market. We added approximately 15,000 square feet of total additional canopy with the additional site, which build out was largely completed during the second quarter of 2024, and anticipate the transaction will close in the first half of 2025. Our product portfolio consists of a range of cannabis product categories including flower, pre-rolls, concentrates, vapes, edibles, and other cannabis-related products. As of December 31, 2024, we had 39 open and operating retail locations, including 2 partner locations, and, subsequently re-opened our Detroit, Michigan dispensary for a total of 40 dispensaries as of March 1, 2025, including 2 partner locations. We have fully-financed expansion plans to achieve a target of 60 total retail locations, including partner locations. Our new store opening plans are flexible and will ultimately depend on market conditions, local licensing, construction, and other regulatory permissions. Our expansion plans are subject to capital allocations decisions, the evolving regulatory environment, and the general economic environment.
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

Recent Developments
Business Developments
The Company is continuously reviewing its footprint in order to optimize its operations, including expansion opportunities across the markets in which it operates. Some of the highlights achieved during the year include:
•completing the build out of a second cultivation facility in Massachusetts and adding an additional 15,000 square feet of canopy to further expand production capacity in that market;
•opening three dispensaries in Pennsylvania, opening our Cincinnati, Ohio flagship store, and providing support to two partnership dispensaries in Illinois;
•commencing non-medical sales at five dispensaries in Ohio; and
•generating $73,292 of net cash from operating activities, as further described in “Liquidity and Capital Resources.”
Recent and Pending Transactions
Massachusetts Cultivation
In January 2024, the Company entered into a definitive agreement (the “Massachusetts Purchase Agreement”) to purchase a cultivation license and a manufacturer license from a third party in Massachusetts for a cash purchase price of $2,750, which total may be adjusted at closing, as provided in the Massachusetts Purchase Agreement and of which $1,500 was paid at signing and $1,250 was paid on October 1, 2024. The transfer of each license is subject to regulatory review and approval, which the Company anticipates occurring within the first half of 2025. The licenses were not associated with active operations at signing, but operations have since commenced. In conjunction with the Massachusetts Purchase Agreement, the parties also entered into a bridge loan which provides for the financing of certain covered expenses, at the sole discretion of the Company. This bridge loan bears interest based on the federal funds rate and, if not otherwise satisfied, is due on the fifth anniversary of the signing date. The parties also entered into an interim consulting services agreement, effective as of the signing date. The Company accounted for this transaction as an asset acquisition as of the signing date based on the provisions of the underlying agreements and allocated the cash consideration as the cost of the license acquired. The Company has also agreed to assume the lease for the associated location and to reimburse the seller for the security deposit at final closing. The Company recognized a lease liability and ROU asset of $761 as of the signing date. Direct transaction costs were not material. Refer to Note 4, “Acquisitions,” in the Financial Statements for additional information related to this transaction and to Note 10, “Leases,” for additional information regarding the Company’s leases.
Detroit License
In September 2024, the Company acquired 49% of the member interests of an entity (the “Detroit License Holder”) that received conditional approval for an adult-use license in Detroit, Michigan (the “Detroit License”). The Detroit License was not associated with active operations as of the closing date and the Detroit License Holder had no other active operations as of that date. The Company transferred the Detroit License to its existing dispensary in Detroit, Michigan, which re-opened in February 2025. The Company paid $850 of cash consideration at closing and the sellers may receive up to an additional $2,250 based upon the achievement of certain levels of sales during a specified twelve month period following the commencement of adult-use sales at the dispensary. The underlying agreement provides the Company with an option to acquire the remaining ownership interests in the Detroit License Holder, after such is permissible by applicable regulations, for no additional consideration. The parties also entered into a management services agreement, pursuant to which the Company is providing management and advisory services for a set monthly fee, which is expected to expire upon the Company’s exercise of the option.

The Company determined that the Detroit License Holder is a variable interest entity (“VIE”) and the Company became the primary beneficiary as of the closing date; therefore, the Detroit License Holder is consolidated as a VIE. The transaction consideration of $1,140 was allocated to the license acquired and consisted of the $850 of cash consideration plus the initial estimated fair value of the contingent consideration of $290. The Company determined the fair value of any noncontrolling interest is de minimis. Refer to Note 4, “Acquisitions,” in the Financial Statements for additional information related to this transaction and to Note 8, “Variable Interest Entities,” for additional information regarding the Company’s VIEs.
Ohio Patient Access
On August 12, 2022, the Company entered into a definitive agreement (the “Ohio Agreement”) that provides the Company the option to acquire 100% of the equity of Ohio Patient Access LLC (“OPA”), the holder of a license that grants it the right to operate three medical dispensaries in Ohio. The Ohio Agreement is subject to regulatory review and approval. Once the regulatory approval is received, the Company may exercise the option, and the exercise is solely within the Company’s control. The Company anticipates exercising the option prior to the March 22, 2026 amended expiration date. Under the Ohio Agreement, the Company will also acquire the real property of the three dispensary locations. OPA had not yet commenced operations as of the signing date, but subsequently opened two dispensaries in December 2023 and a third in January 2024. The Company determined that OPA is a VIE and the Company became the primary beneficiary as of the signing date; therefore, OPA is consolidated as a VIE.
The Ohio Agreement also includes an earn-out provision of $7,300 that was dependent upon the commencement of adult-use cannabis sales in Ohio and which the sellers could elect to receive as either cash or shares of the Company’s Class A common stock, or a combination thereof. The sellers elected to receive the payment in cash and such payment was made in July 2024. The parties amended the Ohio Agreement in June 2024 to incorporate certain provisions regarding evolving regulations in Ohio, including that the Company will, upon final closing of the Ohio Agreement, receive two additional adult-use licenses that are expected to be awarded to OPA. Refer to Note 4, “Acquisitions,” in the Financial Statements for additional information regarding this transaction and refer to Note 8, “Variable Interest Entities,” for additional information regarding the Company’s VIEs.
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
Variable Interest Entities
January 2024 Loan Agreement
In January 2024, the Company entered into a loan agreement pursuant to which the Company may provide, at its sole discretion, up to $2,500 of financing (the “January 2024 Loan Agreement’) to a third party (the “New Jersey Partnership”). The January 2024 Loan Agreement contains certain provisions and restrictive covenants that provide the Company with operational and financial influence over the underlying entity and also provides the Company with financial distributions based on the underlying associated results of operations. Additionally, the January 2024 Loan Agreement provides the Company with conversion options to obtain 35% of the equity interests of the borrower upon the initial funding (which occurred in January 2024) and up to an additional 65% of the remaining equity interest of the borrower at any time through October 2033, subject to certain provisions and regulatory approvals. The Company determined that the terms and provisions of the January 2024 Loan Agreement create a variable interest in the New Jersey Partnership and met the criteria for consolidation as of such date. The New Jersey Partnership received a conditional license approval for one dispensary in New Jersey that was determined to have a fair value of $1,050, which approximated the fair value of the non-controlling interest held by the New Jersey Partnership as of the effective date. The non-controlling interest received a distribution during 2024 in accordance with the provisions of the January 2024 Loan Agreement. The net loss attributable to the non-

controlling interest was not significant during 2024. Since the New Jersey Partnership is consolidated as a VIE, the intercompany activity related to the January 2024 Loan Agreement is eliminated in consolidation. Refer to Note 8, “Variable Interest Entities,” in the Financial Statements for additional information regarding the Company’s VIEs.
February 2024 Loan Agreement
In February 2024, the Company entered into a loan agreement pursuant to which the Company may provide financing (the “February 2024 Loan Agreement”) at its sole discretion to a third party (the “Illinois Partnership”). The February 2024 Loan Agreement initially provided for up to $3,750 of financing, but was amended in July 2024 to increase the funding amount based on the Company’s sole discretion at such a time that the borrower requests additional funding. The parties also entered into a support services agreement under which the Company will provide management and advisory services for a set monthly fee. The terms of the February 2024 Loan Agreement contain certain provisions and restrictive covenants that provide the Company with operational and financial influence over the underlying entity. The February 2024 Loan Agreement provides the Company with the option to convert the outstanding balance into equity interests of the borrower, up to 100%, as may be permissible by applicable regulations at such time. The Company determined that the terms and provisions of the February 2024 Loan Agreement and support services agreement create a variable interest in the Illinois Partnership and met the criteria for consolidation as of such date. The Illinois Partnership held no assets at the time the agreements were entered into and the non-controlling interest was determined to have a de minimis fair value as of that date. The net loss attributable to the non-controlling interest was not significant during 2024. Since the entity is consolidated as a VIE, the intercompany activity related to the February 2024 Loan Agreement and the related support services agreement is eliminated in consolidation.
Recent Activity
Effective in April 2024, the Illinois Partnership acquired two dispensaries in the greater Chicago, Illinois area (the “Chicago Partner Dispensaries”). The parties entered into interim management services agreements (“MSAs”) pursuant to which the Illinois Partnership will advise on certain business, operational, and financial matters for a monthly fee (the “Illinois MSAs”) while the parties finalize asset purchase agreements to acquire the underlying dispensaries. The total purchase price of approximately $10,000 of cash consideration is subject to certain closing adjustments. An initial deposit of $1,500 was remitted during the first quarter of 2024. The remainder of $8,500 was remitted to escrow during the second quarter of 2024 and remained in escrow as of December 31, 2024. Based on the provisions of the Illinois MSAs, the Illinois Partnership obtained operational and financial influence over the dispensaries and therefore recognized the transaction as a business combination as of the April 2024 regulatory approval date of the Illinois MSAs. The asset purchase agreements in respect of the Chicago Partner Dispensaries are subject to regulatory review and approval. Refer to Note 4, “Acquisitions,” for additional information related to this transaction and to Note 8, “Variable Interest Entities,” for additional information regarding the Company’s VIEs.
In December 2024, the Illinois Partnership entered into a definitive agreement to acquire the membership interests of an entity that anticipates receiving two adult-use licenses in Illinois, subject to regulatory approval. In conjunction with this definitive agreement, the parties entered into certain management services agreements under which the Illinois Partnership will, subject to regulatory review and approval, provide certain management and advisory services for a set fee. Total cash consideration for this transaction may be up to $4,000, subject to certain closing adjustments and of which $1,000 was paid at signing in December 2024 and is included within “Other assets” on the Consolidated Balance Sheet in the Financial Statements as of December 31, 2024. A total of up to $1,500 may be paid upon opening of the associated dispensary locations and a total of up to $1,500 may be paid upon final closing of the associated transaction.
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

Key Financial Highlights
•Revenue increased by $43,009, or 8%, during 2024, as compared to 2023, primarily driven by expansion of our cultivation activities and incremental revenue from acquisitions, partially offset by declines in certain legacy markets due to increased competition.
•Operating profit was $4,734 during 2024, as compared to an operating loss of $3,619 during 2023. The improvement was primarily driven by the expansion of wholesale production and leveraging of existing infrastructure, partially offset by slightly higher general and administrative expenses attributable to certain one-time costs, including expenses associated with our debt refinancing and other strategic initiatives.
•Net increase in cash and cash equivalents of $15,746 during 2024, primarily driven by a benefit from the timing and amount of tax payments, including certain tax refunds received, as well as the timing and management of payments related to working capital activities, partially offset by payments associated with acquisitions, investments in capital assets, and costs associated with our debt refinancing.

RESULTS OF OPERATIONS
The Year Ended December 31, 2024 Compared with the Year Ended December 31, 2023

	Year Ended December 31,
($ in thousands)	2024	2023	Increase / (Decrease)
Revenue, net	$561,599	$518,590	$43,009	8%
Cost of goods sold	(377,389)	(363,470)	13,919	4%
Gross profit	184,210	155,120	29,090	19%
Gross profit %	32.8%	29.9%
Operating expenses
General and administrative expenses	179,476	158,739	20,737	13%
Operating profit (loss)	4,734	(3,619)	8,353	231%

Other (expense) income
Interest expense	(45,263)	(36,984)	8,279	22%
Other, net	707	25,843	(25,136)	NM*
Total other expense	(44,556)	(11,141)	33,415	300%
Loss before income taxes	(39,822)	(14,760)	25,062	170%
Income tax expense	(45,172)	(33,454)	11,718	35%
Net loss	$(84,994)	$(48,214)	$36,780	76%
*Not meaningful
Revenue
Revenue increased by $43,009, or 8%, during 2024, as compared to 2023. Our revenue growth was primarily driven by $41,944 of incremental net revenue from our wholesale operations, in large part as a result of expansion across the markets in which we operate, particularly in New Jersey and Massachusetts. During 2024, we sold approximately 187,000 pounds of wholesale product, on a gross basis, compared to approximately 145,000 pounds sold during 2023. Additionally, we recognized $53,729 of incremental revenue from acquisitions, including $17,583 from the Devi Maryland acquisition that occurred during the second quarter of 2023 and benefited from the commencement of adult-use sales during the third quarter of 2023. This incremental increase was also driven by new store openings in 2024 and late 2023 associated with previously acquired licenses, including a benefit from the commencement of non-medical sales in Ohio, as well as a contribution of $4,000 of incremental revenue from partner stores. We had 39 open dispensaries as of December 31, 2024, compared to 34 as of December 31, 2023. These increases were offset by a decrease of $52,664 across our legacy locations, primarily in Illinois and New Jersey due to increased competition in those markets.
Cost of Goods Sold and Gross Profit
Cost of goods sold increased by $13,919, or 4%, during 2024, as compared to 2023. Cost of goods sold represents direct and indirect expenses attributable to the production of wholesale products as well as direct expenses incurred in purchasing products from other wholesalers. Gross profit for 2024 was $184,210, representing a gross margin of 32.8%, compared to gross profit of $155,120 and gross margin of 29.9% for 2023. Gross margin for the current year benefited from expanded production and improved utilization at our New Jersey cultivation facility and expansion of wholesale sales in that market, partially offset by increased competition and pricing pressure in certain retail markets. The current year also benefited from $13,491 of lower write-downs of certain inventory items that were largely driven by pricing pressure in the prior year.

General and Administrative Expenses
General and administrative expenses increased by $20,737, or 13%, during 2024, as compared to 2023. The increase was primarily related to:
•$6,203 of higher professional services fees, including expenses associated with our debt refinancing and other projects and strategic initiatives;
•a $5,447 increase in an estimated reserve related to certain amounts associated with a previous transaction (refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Legal Matters–MedMen NY Litigation” for additional information)
•$5,445 of higher depreciation and amortization expense due to $3,285 of incremental amortization of intangible assets driven by prior year acquisitions and $2,160 of incremental depreciation expense due to a larger average balance of fixed assets in service;
•a $2,083 reserve and a $984 discount recognized on a long-term receivable;
•a $1,552 increase in compensation expense, due to higher average senior leadership headcount associated with the expansion of operations and severance costs associated with strategic streamlining in certain departments, partially offset by a reduction of certain equity-based compensation expenses due to the forfeiture of certain awards in the current year; and
•a $1,410 increase in overhead expenses due to expansion of operations; and
These increases were partially offset by the absence of a $1,484 write-off of previously capitalized construction projects during the prior year.
Other, net
Other, net decreased by $25,136 during 2024, as compared to 2023, primarily driven by the absence of a $22,794 employee retention tax credit claim (the “ERTC Claim”) recognized during the prior year period and lower interest income due to the settlement of a loan receivable that was previously outstanding.
Interest Expense
Interest expense increased by $8,279, or 22%, during 2024, as compared to 2023. The increase was primarily driven by a $5,475 net loss on extinguishment associated with the prepayment of $215,000 of principal previously outstanding under a credit facility and higher cash interest associated with new term notes (refer to “Liquidity and Capital Resources” for further information). These increases were partially offset by lower non-cash accretion due to a lower average balance outstanding under a financing agreement. During 2024, we had a weighted-average outstanding debt balance of $321,097 with a weighted-average interest rate of 10.9%, compared to a weighted-average debt balance of $324,950 during 2023 with a weighted-average interest rate of 9.8%, excluding finance leases in each period.
Income Tax Expense
The Internal Revenue Service has taken the position that cannabis companies are subject to the limitations of Internal Revenue Code (“IRC”) Section 280E, under which such companies are only allowed to deduct expenses directly related to the sales of product (cost of goods sold). This results in permanent differences between ordinary and necessary business expenses deemed non-allowable under IRC Section 280E and those allowed for financial statement reporting purposes (“book-to-tax” differences). Cannabis companies operating in states that align their tax codes with IRC Section 280E are also unable to deduct ordinary and necessary business expenses for state tax purposes. Ordinary and necessary business expenses deemed non-deductible under IRC Section 280E are treated as permanent book-to-tax differences. Therefore, the effective tax rate on income realized by cannabis companies can be highly variable and may not necessarily correlate with pre-tax income or loss.

As of December 31, 2024 and 2023, the Company had an uncertain tax liability totaling $149,407 and $72,955, respectively, for uncertain tax positions related to the treatment of certain transactions and deductions under IRC Section 280E based on legal interpretations that challenge the Company’s tax liability under IRC Section 280E; refer to Note 14, “Income Taxes,” in the Financial Statements for additional information.
The statutory federal tax rate was 21% during both years. The Company has operations in seven U.S. geographic markets: Illinois, Maryland, Massachusetts, Michigan, Ohio, New Jersey, and Pennsylvania, which have state tax rates ranging from 6% to 11.5%. Certain states, including Illinois, Maryland, Massachusetts, Michigan, New Jersey, and Pennsylvania, do not align with IRC Section 280E for state tax purposes and permit the deduction of ordinary and necessary business expenses from gross profit in the calculation of state taxable income.
Income tax expense was $45,172, or 24.5% of gross profit, during 2024, as compared to $33,454, or 21.6% of gross profit, during 2023. The effective tax rate on gross profit for 2024 was impacted by higher penalties and interest due on tax payments and uncertain tax positions and the treatment of certain accounting reserves, partially offset by a benefit from an incremental impact attributable to the tax treatment of certain acquired intangible assets. Refer to Note 14, “Income Taxes,” in the Financial Statements for additional information regarding the Company’s income taxes.
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
The following table presents Adjusted Gross Profit for 2024 and 2023:

	Year Ended December 31,
($ in thousands)	2024	2023
Gross Profit	$184,210	$155,120
Depreciation and amortization included in cost of goods sold	31,178	29,449
Equity-based compensation included in cost of goods sold	7,659	6,511
Start-up costs included in cost of goods sold(1)	—	1,570
Non-cash inventory adjustments(2)	2,859	16,350
Adjusted Gross Profit	$225,906	$209,000
Adjusted Gross Margin	40.2%	40.3%
(1)Incremental expenses associated with the expansion of activities at our cultivation facilities that are not yet operating at scale, including excess overhead expenses resulting from delays in regulatory approvals at certain cultivation facilities.
(2)Consists of write-offs of expired products, obsolete packaging, and net realizable value adjustments related to certain inventory items.

The following table presents Adjusted EBITDA for the 2024 and 2023:

	Year Ended December 31,
($ in thousands)	2024	2023
Net loss	$(84,994)	$(48,214)
Income tax expense	45,172	33,454
Other income, net	(707)	(25,843)
Interest expense	45,263	36,984
Depreciation and amortization	66,157	58,983
Non-cash inventory adjustments(1)	2,859	16,350
Equity-based compensation	18,480	18,344
Start-up costs(2)	3,185	3,888
Transaction-related and other non-recurring expenses(3)	20,746	12,788
Loss (gain) on sale of assets	16	(226)
Adjusted EBITDA	$116,177	$106,508
Adjusted EBITDA Margin	20.7%	20.5%
(1)Consists of write-offs of expired products, obsolete packaging, and net realizable value adjustments related to certain inventory items.
(2)One-time costs associated with acquiring real estate, obtaining licenses and permits, and other costs incurred before commencement of operations at certain locations, as well as incremental expenses associated with the expansion of activities at our cultivation facilities, including excess overhead expenses resulting from delays in regulatory approvals at certain cultivation facilities. Also includes other one-time or non-recurring expenses, as applicable.
(3)Other non-recurring expenses including legal and professional fees associated with litigation matters, potential acquisitions, other regulatory matters, and other reserves or one-time expenses. The 2024 amount includes a reserve of $5,447 related to certain amounts associated with a previous transaction, a reserve of $2,083 and a $984 discount that are associated with a long-term receivable, and approximately $3,600 of expenses associated with our debt refinancing in addition to certain one-time professional fees and severance expenses associated with certain strategic initiatives. The 2023 amount includes a reserve of $1,804 on a note receivable and $7,082 of severance-related expenses, including certain contract termination payments. The 2024 and 2023 amounts include a fair value adjustment of $630 and $1,594, respectively, related to the OPA acquisition earn-out.
The Year Ended December 31, 2023 Compared with the Year Ended December 31, 2022
For a discussion comparing our operating results for the year ended December 31, 2023 with the year ended December 31, 2022, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K for the year ended December 31, 2023, filed with each of the U.S. Securities and Exchange Commission and the relevant Canadian securities regulatory authorities on March 13, 2024.

LIQUIDITY AND CAPITAL RESOURCES
We are an emerging growth company and our primary sources of liquidity are operating cash flows, borrowings through the issuance of debt, and funds raised through the issuance of equity securities. We are generating cash from sales and deploying our capital reserves to acquire and develop assets capable of producing additional revenue and earnings over both the immediate and long term. Capital reserves are being utilized for acquisitions in the medical and adult-use cannabis markets, capital expenditures and improvements in existing facilities, and product development and marketing, as well as customer, supplier, and investor and industry relations.
Financing History and Future Capital Requirements
Historically, we have used private financing as a source of liquidity for short-term working capital needs and general corporate purposes. In May 2021, we completed an Initial Public Offering (“IPO”) of shares of our Class A common stock through which we raised aggregate net proceeds of approximately $86,065 after deducting underwriting discounts and commissions and certain direct offering expenses paid by us. In August 2021, we entered into a credit facility under which we initially borrowed $210,000 through term loans. During the second quarter of 2022, we borrowed an additional $65,000 of term loans from certain lenders under the expansion feature of this credit facility, as further described below. Additionally, during the second quarter of 2023, we raised an aggregate of $7,000 in gross proceeds through a non-brokered private placement offering of an aggregate of 9,859 shares of the Company’s Class A common stock to a single investor. In July 2024, we issued term notes in aggregate principal of $235,000, which proceeds were used, together with cash on hand, to prepay a portion of our other term loans then-outstanding, as discussed further below.
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
As of December 31, 2024 and 2023, the Company had total current liabilities of $144,541 and $92,686, respectively, and total current assets of $229,376 and $228,860, respectively, which includes cash and cash equivalents of $88,254 and $72,508, respectively, to meet its current obligations. As of December 31, 2024, the Company had working capital of $84,835, compared to $136,174 as of December 31, 2023.
Approximately 93% and 90% of the Company’s cash and cash equivalents balance as of December 31, 2024 and 2023, respectively, is on deposit with banks, credit unions, or other financial institutions. We have not experienced any material impacts related to banking restrictions applicable to cannabis businesses. Our cash and cash equivalents balance is not restricted for use by variable interest entities.
As reflected in the Financial Statements, we had an accumulated deficit as of December 31, 2024 and 2023, as well as a net loss for 2024, 2023, and 2022, respectively. While we generated positive cash flows from operating activities during 2024 and 2023, historical cash flows from operating activities were negative. These financial factors are indicators that raise substantial doubt of our ability to continue as a going concern. Management believes that substantial doubt of our ability to continue as a going concern for at least one year from the issuance of our Financial Statements has been alleviated due to: (i) cash on hand and (ii) continued growth of sales from our consolidated operations. Management plans to continue to access capital markets for additional funding through debt and/or equity financings to supplement future cash needs, as may be required. However, management cannot provide any assurances that the Company will be successful in accomplishing its business plans. If we are unable to raise additional capital on favorable terms, if at all, whenever necessary, we may be forced to decelerate or curtail certain of our operations until such time as additional capital becomes available.

2024 Term Notes
On July 16, 2024, the Company issued $235,000 in aggregate principal of senior secured notes due July 16, 2029 (the “2024 Term Notes”) through a private placement (the “2024 Notes Offering”) pursuant to an indenture agreement (the “July 2024 Loan Agreement”). The 2024 Term Notes were issued at 94.75% of face value and do not require scheduled principal amortization payments. The 2024 Term Notes bear interest at a rate of 12.75% per annum, payable semi-annually in arrears on January 15 and July 15 of each year until the maturity date, commencing on January 15, 2025, unless earlier prepaid in accordance with the terms of the July 2024 Loan Agreement. The total of the original issue discount and other capitalized direct financing fees was approximately $21,200 and will be amortized over the associated term using the straight-line method, which approximates the interest method. The Company utilized the proceeds from the 2024 Notes Offering, along with cash on hand, to prepay $215,000 of borrowings outstanding under the 2021 Credit Facility, as further described below. The 2024 Term Notes were funded by a combination of new and existing lenders. Borrowings from these existing lenders were accounted for as a modification of existing debt. The Company incurred approximately $3,600 of other expenses associated with this transaction that are included within “General and administrative expenses” on the Consolidated Statements of Operations in the Financial Statements for 2024.
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
The Company may, at any time and from time to time upon not less than 15 nor more than 60 days’ prior notice, prepay the 2024 Term Notes, along with accrued and unpaid interest, subject to a prepayment premium, as applicable. The July 2024 Loan Agreement requires mandatory prepayments from proceeds of certain events.
Pursuant to the July 2024 Loan Agreement, the Company has agreed to comply with certain customary covenants, including, but not limited to, restrictions on the Company’s ability to: declare or pay dividends or make certain other payments; purchase, redeem, or otherwise purchase or retire for value any equity interests or any subordinated indebtedness or otherwise make any restricted investment or restricted payment; incur certain indebtedness; create certain liens; consolidate, amalgamate, merge, or transfer all or substantially all of the assets of the Company and certain restricted subsidiaries taken as a whole; enter into certain transactions with affiliates; and engage in certain types of businesses. Additionally, the July 2024 Loan Agreement provides for customary events of default which, if certain of them occur, would permit certain parties, including holders of not less than 25% in aggregate principal of the then-outstanding 2024 Term Notes to declare the principal of, and interest or premium, if any, and any other monetary obligations on, all the then-outstanding 2024 Term Notes to be due and payable immediately. The July 2024 Loan Agreement also requires the Company, on a consolidated basis, to maintain liquidity, consisting of cash and/or cash equivalents plus any future revolving credit availability, at all times in an aggregate amount of at least $20,000, with which the Company was in compliance as of December 31, 2024. The Company is required to comply with certain other financial covenants in contemplation of certain transactions or events, such as acquisitions and other financing activities, as defined within and provided for under the July 2024 Loan Agreement.
In January 2025, the July 2024 Loan Agreement was amended to modify certain terms and provisions, including that the minimum liquidity requirement is to be met as of the last day of each calendar month. The amended terms and provisions were not due to actual or anticipated covenant violations. Additionally, the Company borrowed an additional $15,000 through the issuance of additional term notes (the “January 2025 Term Notes”). The January 2025 Term Notes were issued at 97% of face value and are subject to the same terms and provisions of the July 2024 Loan Agreement, including the interest rate and maturity date thereunder.
Refer to Note 11, “Debt,” in the Financial Statements for additional information regarding the July 2024 Loan Agreement and the Company’s other debt transactions.

Credit Facility
In August 2021, we entered into a credit agreement with a group of lenders (the “2021 Credit Agreement”) that provided for an initial term loan of $210,000, which was borrowed in full. The 2021 Credit Agreement provided for an expansion feature that allowed us to request an increase in the term loan outstanding up to $275,000 if the existing lenders (or other lenders) agreed to provide such additional term loans. During the second quarter of 2022, we borrowed an additional $65,000 of incremental term loans through this expansion feature (the “2022 Loans” and, together with the initial term loan, the “2021 Credit Facility”) for total borrowings of $275,000 outstanding thereunder. The 2021 Credit Facility matures on August 27, 2025 and does not require scheduled principal amortization payments. Borrowings under the 2021 Credit Facility bear interest at a rate of 9.5% per annum, payable quarterly. Proceeds from the initial term loan under the 2021 Credit Facility were used, in part, to prepay certain then-outstanding debt obligations and, together with the 2022 Loans, fund working capital and general corporate matters, including, but not limited to, growth investments, acquisitions, capital expenditures, and other strategic initiatives.
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
In April 2024, the 2021 Credit Agreement was amended to permit the Company to initiate, from time to time and at its discretion, a “Dutch Auction” pursuant to which it may issue a tender offer to existing lenders to re-purchase and retire their loans at a specified discount to par. No such re-purchase has occurred as of the date of filing of this Form 10-K.
In June 2024, the 2021 Credit Agreement was amended to, among other things, permit the Company to issue new senior secured notes. In July 2024, the Company prepaid $215,000 of borrowings outstanding under the 2021 Credit Facility, primarily utilizing the proceeds from the issuance of the 2024 Term Notes, as discussed above. The remaining $60,000 of borrowings outstanding under the 2021 Credit Facility will remain outstanding based on the original terms of the 2021 Credit Agreement. The Company recognized, as a component of interest expense, a loss on extinguishment of $5,475, which includes $3,527 of prepayment fees and the write-off of $1,948 of unamortized deferred financing costs that were attributable to those lenders who did not provide funding under the 2024 Term Notes. A total of $1,579 of prepayment fees and $1,428 of previously unamortized deferred financing costs that were associated with existing lenders will remain capitalized and will be deferred over the term of the 2024 Term Notes in accordance with modification treatment. The total prepayment fee of $5,106 is included within “Debt issuance costs” on the Consolidated Statement of Cash Flows in the Financial Statements for 2024. A total of $943 of unamortized deferred financing costs were associated with the portion of the 2021 Credit Facility that was not prepaid and will be amortized through the remaining term of those loans.
We are required to comply with two financial covenants under the 2021 Credit Agreement. Liquidity (defined as unrestricted cash and cash equivalents pledged under the 2021 Credit Facility plus any future revolving credit availability) may not be below $20,000 as of the last day of any fiscal quarter, and we may not permit the ratio of Consolidated EBITDA (as defined in the 2021 Credit Agreement) to consolidated cash interest expense for any period of four consecutive fiscal quarters to be less than 2.50:1.00. The Company has a customary equity cure right for each of these financial covenants. The Company is in compliance with these covenants as of December 31, 2024. Refer to Note 11, “Debt,” in the Financial Statements for additional information regarding the 2021 Credit Facility and the Company’s other debt transactions.

Cash Flows

	Year Ended December 31,
(in thousands)	2024	2023	2022
Net cash provided by (used in) operating activities	$73,292	$75,334	$(38,356)
Net cash used in investing activities	(37,196)	(59,890)	(114,254)
Net cash (used in) provided by financing activities	(20,350)	(17,082)	71,275
Operating Activities
Net cash provided by operating activities was $73,292 during 2024, as compared to $75,334 during 2023. The slight decrease was primarily driven by an impact from the timing and management of payments to suppliers and vendors and other working capital payments, including the payment of approximately $3,600 of expenses associated with our debt refinancing that were not capitalizable and $2,458 of fair value accretion associated with the payment of contingent consideration related to a prior acquisition. During 2024 we received income tax refunds totaling approximately $28,000. Comparatively, 2023 includes the recognition of the $22,794 ERTC Claim, of which $20,830 was received.
Net cash provided by operating activities was $75,334 during 2023, as compared to net cash used in operating activities of $38,356 during 2022. The change was primarily driven by: the timing and amount of income tax payments, the recognition of the $22,794 ERTC Claim, of which $20,830 was received; and the timing of payments to suppliers and vendors and other working capital payments
Investing Activities
Net cash used in investing activities decreased by $22,694 during 2024, as compared to 2023. The decrease was primarily due to lower net investments in notes receivable and lower payments associated with acquisitions, partially offset by the absence of proceeds from the sale of assets and slightly higher capital expenditures.
Net cash used in investing activities decreased by $54,364 during 2023, as compared to 2022. The decrease was primarily due to lower capital expenditures, including a benefit from reimbursements under tenant improvement allowances, and lower payments associated with acquisitions, partially offset by lower proceeds from the sale of assets and higher investments in notes receivable.
Financing Activities
Net cash used in financing activities increased by $3,268 during 2024, as compared to 2023. The current year reflects utilization of proceeds from the issuance of the 2024 Term Notes to partially prepay certain amounts outstanding under the 2021 Credit Facility and related financing costs. Additionally, the current period reflects higher cash remittances of taxes withheld under equity-based compensation plans, the payment of contingent consideration associated with a prior acquisition, and the repurchase of common stock through a specific transaction. The prior year benefited from proceeds received from the issuance of common stock.
Net cash used in financing activities was $17,082 during 2023, as compared to net cash provided by financing activities of $71,275 during 2022. The change was primarily due to the absence of proceeds from the issuance of debt in 2022 and higher repayments of debt in 2023, partially offset by proceeds from a private placement offering in 2022.

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
The following table summarizes the Company’s material future contractual obligations as of December 31, 2024:

(in thousands)	Commitments Due by Period
Contractual Obligations	Total	2025	2026 - 2027	2028 - 2029	Thereafter
Term notes(1)	$295,000	$60,000	$—	$235,000	$—
Fixed interest related to term notes(2)	153,629	33,613	59,926	60,090	—
Sellers’ notes(3)	11,060	11,060	—	—	—
Finance arrangements(4)	19,907	2,521	5,257	4,810	7,319
Operating leases(5)	667,888	43,401	88,657	93,159	442,671
Finance leases(5)	3,663	1,456	1,932	275	—
Total	$1,151,147	$152,051	$155,772	$393,334	$449,990
(1)Principal payments due under our term notes payable as of December 31, 2024. This amount could fluctuate based on additional borrowings or prepayments and excludes the additional $15,000 of term notes issued in January 2025. Refer to Note 11, “Debt,” in the Financial Statements for additional information regarding our debt arrangements.
(2)Represents fixed interest rate payments on borrowings under our term notes based on the principal outstanding at December 31, 2024. Interest payments could fluctuate based on prepayments or additional amounts borrowed. These amounts exclude interest on the additional $15,000 of term notes issued in January 2025; refer to Note 11, “Debt,” in the Financial Statements for additional information regarding our debt arrangements.
(3)Consists of amounts owed for acquisitions or other similar transactions. Certain cash payments include an interest accretion component, and the timing of certain payments may vary based on regulatory approval. Refer to Note 11, “Debt,” in the Financial Statements for additional information.
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
The table above excludes up to an additional total of $10,000 related to the Story of PA CR, LLC acquisition that we expect to fund under the associated research collaboration agreement over the ten years following the agreement date. Refer to Note 4, “Acquisitions,” in the Financial Statements for additional information.
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
Capital Expenditures
We anticipate capital expenditures, net of tenant improvement allowances, of approximately $30,000 to $35,000 during 2025. Changes to this estimate could result from the timing of various project start dates, which are subject to local and regulatory approvals, as well as capital allocation considerations. Spending at our cultivation and processing facilities includes: construction; purchase of capital equipment such as extraction equipment, heating, ventilation, and air conditioning equipment, and other manufacturing equipment; general maintenance; and information technology capital expenditures. Dispensary-related capital expenditures includes construction costs for the initial build-out of each location, general maintenance costs, and upgrades to existing locations.
During 2025, we expect to build out additional dispensaries across our network and provide funding for partner dispensaries. We also anticipate completing certain expansion projects across our cultivation facilities in addition to other enhancements and general maintenance activities across our portfolio. Management expects to fund capital expenditures primarily by utilizing cash flows from operations.
As of December 31, 2024, our construction in progress (“CIP”) balance was $5,555 and relates to capital spending on projects that were not yet complete. This balance includes amounts related to: certain enhancement projects at our New Jersey, Illinois, and Massachusetts cultivation facilities; certain build out projects at partner dispensaries; and other projects across our dispensaries and cultivation facilities.
Share Repurchase Program
In December 2024, the Company’s board of directors authorized a share buyback program (the “Buyback Program”) which permits the Company to repurchase up to the lesser of: (i) 10,216 shares of the Company’s Class A common stock; and (ii) $2,250 worth of shares of Class A common stock, in the open market pursuant to a normal course issuer bid, subject to applicable legal, regulatory, and contractual requirements. The total number of shares purchased, timing of purchases, and share prices are dependent upon market conditions and business considerations, any applicable securities law requirements, CSE rules, and any determination of best use of cash available at the time. Any such shares purchased will be retired. The Buyback Program will expire on January 1, 2026, and may be suspended, terminated, or modified at any time for any reason and the Company is under no obligation to purchase any such shares for the duration of the Buyback Program. Repurchases under the Buyback Program commenced in February 2025, at the discretion of the Company’s management. Refer to Note 12, “Stockholders’ Equity,” in the Financial Statements for additional information regarding the Company’s capital structure and other equity-related transactions.
Other Matters
Equity Incentive Plans
The Company’s current stock incentive plan, as amended, (the “Amended 2021 Plan”) authorizes the issuance of options, stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”), and other stock-based awards (collectively the “2021 Plan Awards”). The Amended 2021 Plan provides for a maximum number of shares of Class A common stock available for issuance to not exceed 10% of the total number of issued and outstanding shares of Class A common stock, on a non-diluted basis, as constituted on the grant date of a plan award. As of December 31, 2024, there were 11,347 shares of Class A common stock available for grant for future equity-based compensation awards under the Amended 2021 Plan.
During 2024, the Company granted a total of 14,603 RSUs under the Amended 2021 Plan, and as of December 31, 2024, a total of 5,898 RSUs that are granted are unvested. Total unrecognized compensation cost related to the RSUs was $4,936 as of December 31, 2024, which is expected to be recognized over a weighted-average remaining period of 2.6 years.

As of December 31, 2024, a total of 3,252 stock option awards are outstanding under the Amended 2021 Plan, of which 2,702 are exercisable. No options were granted during 2024 and a total of 206 were exercised. As of December 31, 2024, the outstanding options have a remaining weighted-average contractual life of 3.0 years and total unrecognized stock-based compensation expense related to unvested options was $250, which is expected to be recognized over a weighted-average remaining period of 1.9 years.
During 2024, 2023, and 2022, the Company recognized $10,821, $11,833, and $11,368, respectively, of equity-based compensation expense within “General and administrative expenses” on the Consolidated Statements of Operations in the Financial Statements and recognized $7,659, $6,511, and $11,889, respectively, within “Cost of goods sold.”
In July 2021, the Company adopted an employee stock purchase plan (the “2021 ESPP”), pursuant to which 4,000 shares of Class A common stock are reserved for issuance thereunder, subject to certain adjustments and other terms. As of December 31, 2024, no shares have been issued under the 2021 ESPP.
Refer to Note 13, “Equity-Based Compensation Expense,” in the Financial Statements for additional information regarding the Company’s equity awards and equity-based compensation expense.
Other Equity Transactions
In December 2024, the Company completed a non-brokered private transaction with a single investor through which it repurchased and retired 11,000 shares of Class A common stock for an aggregate of $2,750, which shares represented approximately 5% of the then-outstanding shares of Class A common stock.
Lease-Related Transactions
Refer to Note 10, “Leases,” in the Financial Statements for additional information regarding the Company’s leases.
Loan Receivable
In June 2023, the Company purchased, at par, $12,027 of the principal of a loan (the “Maryland Loan Receivable”), outstanding pursuant to a loan agreement with a cannabis license holder in Maryland (the “Maryland Loan Agreement”), plus the associated interest receivable. The Maryland Loan Agreement matures on August 1, 2026, requires monthly repayments equal to 10.0% of the outstanding balance, including paid-in-kind (“PIK”) interest, and may be prepaid subject to a customary make-whole payment or prepayment penalty, as applicable. The Maryland Loan Agreement initially provided for a base interest rate of 12.0% plus LIBOR (LIBOR floor of 1.0%) and a PIK interest rate of 4.5%. Following the replacement of LIBOR, effective July 1, 2023, the interest rate transitioned from LIBOR to the secured overnight financing rate (“SOFR”) plus an alternative reference rate committee (“ARRC”) standard adjustment.
The Company recorded the Maryland Loan Receivable at an amortized cost basis of $12,622, which included a total of $595 of transaction-related expenses. The Company identified certain events of default and covenant violations, including non-payment, and provided an acceleration notice during the second quarter of 2023 that declared all amounts due and payable. As such, during 2023 the Company established a reserve of $1,804 for potential collectability that is included within “General and administrative expenses” on the Consolidated Statements of Operations in the Financial Statements and within “Other” on the Consolidated Statements of Cash Flows. During 2023, the Company recognized a total $2,859 of interest income, including certain default fees and premiums and PIK interest, which total remained outstanding as of December 31, 2023 and is recorded within “Other, net” on the Consolidated Statements of Operations and which receivable is included within “Other current assets” on the Consolidated Balance Sheet as of that date.

In March 2024 the borrower refinanced the borrowings underlying the Maryland Loan Agreement with a third-party lender (the “Maryland Refinancing”). In conjunction with the Maryland Refinancing, the borrower’s obligations to the Company under the Maryland Loan Agreement were settled. As part of this settlement, the Company received a cash payment of $8,100. Additionally, the parties entered into a supply agreement that provides for the Company to receive $6,000 of inventory products from the borrower, based on market prices, over the course of three years, with a maximum of $500 per quarter. The Company recorded this receivable net of an initial discount of $984 that is included within “General and administrative expenses” on the Consolidated Statements of Operations for 2024 and within “Other” on the Consolidated Statements of Cash Flows. This discount was calculated utilizing the Company’s estimated incremental borrowing rate as of the agreement date and will be accreted to interest income over the agreement term. The total settlement value, excluding the discount, approximated the obligations outstanding under the Maryland Loan Receivable, including past due interest.
A total of $988 of inventory was supplied under this agreement during 2024. The Company established a reserve of $2,083 on the remaining receivable during 2024 due to collection risk. This reserve was recognized within “General and administrative expenses” on the Consolidated Statements of Operations and within “Other” on the Consolidated Statements of Cash Flows.
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
On February 21, 2024, the current counsel-of-record for MedMen filed an order to show cause with the Court seeking leave to withdraw as counsel and stay proceedings for thirty days to permit MedMen time to obtain new counsel. On March 20, 2024, the Court granted such withdrawal motion and designated April 25, 2024 as the deadline for MedMen to obtain new counsel, which, as of the date of filing of this Form 10-K, has not occurred.
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
Following the Company’s decision to no longer consummate the contemplated transactions during 2022, the Company expensed a total of $1,704 of capitalized costs, primarily consisting of capital expenditures or deposits that were incurred for certain locations. Additionally, during 2022 the Company established an estimated reserve of $3,700 related to amounts that it has been actively pursuing collecting. The write-off and reserve are each included within “General and administrative expenses” on the Consolidated Statements of Operations in the Financial Statements and within “Other” on the Consolidated Statements of Cash Flows for 2022 and the reserve is included within “Other current assets” on the Consolidated Balance Sheet as of December 31, 2023. During 2024, the Company increased the estimated reserve by $5,447, which is included within “General and administrative expenses” on the Consolidated Statements of Operations and within “Other” on the Consolidated Statements of Cash Flows. The total reserve as of December 31, 2024 is reflective of all outstanding balances and, of which, $2,422 is included within “Notes receivable” on the Consolidated Balance Sheet, $6,695 is included within “Other current assets,” and the remainder is included within “Other non-current assets.”

Previous Matters
TVP Settlement
In April 2021, the Company, through a subsidiary, entered into a settlement agreement with TVP, LLC, TVP Grand Rapids, LLC and, TVP Alma, LLC (collectively, the “TVP Parties”) regarding a dispute related to a purchase agreement for the Company’s potential acquisition of certain real estate properties in Michigan. As part of that settlement, the Company issued historical equity units to the TVP Parties to be held in the name of an escrow agent (the “Escrow Units”). The Escrow units were fully issued and outstanding as of the settlement date and were to remain in the escrow account until such time as the TVP Parties exercised an option to hold the Escrow Units directly (the “Put Option”), which could be exercised for three years. In February 2024, the TVP Parties notified the Company that they were exercising the Put Option and the transfer was completed in May 2024, at which time the Escrow Units were released to the TVP Parties and the TVP Parties transferred to the Company the equity interests of the entities that hold the three real estate properties. The underlying properties were determined to have a total fair value of $5,400 as of the settlement date, which was included within “Other non-current assets” on the Consolidated Balance Sheet as of December 31, 2023 and was reclassified to “Property and equipment, net” as of the transfer date. Prior to the completion of the transfer, the Company operated dispensaries at these locations pursuant to lease agreements, which operations will continue at the now-owned properties.
Stockholder Dispute
In April 2022, the Company entered into a settlement agreement related to a stockholder dispute that arose in 2021. The settlement total of $5,000 is reflected within “Settlement expense” on the Consolidated Statement of Operations in the Financial Statements for 2022 and was paid in May 2022.
Subsequent Transactions
In January 2025, the Illinois Partnership entered into a definitive agreement to acquire a conditional adult-use license in Illinois, subject to regulatory approval. Total cash consideration for this transaction is $1,900, which is due at final closing and is subject to certain closing adjustments. In conjunction with this definitive agreement, the parties entered into certain management services agreements under which the Illinois Partnership will, subject to regulatory approval, provide certain management and advisory services for a set fee. The parties also entered into a working capital loan and security agreement, under which the Illinois Partnership may loan up to $3,650 for the build-out of the associated dispensary, which loan has a five year maturity, if not otherwise settled, bears interest at a rate of 12.5% per annum, and provides for a default interest penalty of an additional 6.0% and a repayment fee of 10.0%. The Company is evaluating the accounting treatment of this transaction to determine if it meets the criteria for consolidation.
In January 2025, the Illinois Partnership entered into definitive agreements to acquire an adult-use dispensary and a conditional adult-use license in Illinois, subject to regulatory approval. The parties also entered into certain management services agreements under which the Illinois Partnership will, subject to regulatory approval, provide certain management and advisory services for a set fee. Total cash consideration for these transactions is $5,000, of which $2,500 is payable upon the regulatory approval of the management services agreements and the remainder is due at final closing, subject to certain closing adjustments. The agreements also provide for an earnout payment based on the achievement of certain financial metrics. The Company is evaluating the accounting treatment of this transaction to determine if it meets the criteria for consolidation.

In February 2025, the Company entered into a loan agreement pursuant to which the Company may provide up to $2,500 of financing (the “February 2025 NJ Loan Agreement”) to a third party (“New Jersey Partnership Two”). Borrowings under the February 2025 NJ Loan Agreement are secured by substantially all of the assets and equity interests of the borrower and borrowings bear interest at a rate of 20% per annum. The February 2025 NJ Loan Agreement provides for customary events of default, contains certain covenants and other restrictions, and provides for a default penalty of an additional 6% interest. Borrowings are due on the tenth anniversary of the February 2025 NJ Loan Agreement. The February 2025 NJ Loan Agreement provides the Company with conversion options to obtain to 100% of the equity interests in the borrower at any time through the maturity date, subject to certain provisions and as may be permitted by applicable regulations. The February 2025 NJ Loan Agreement also provides the Company with certain financial distributions based on the borrower’s results of operations. In conjunction with the February 2025 NJ Loan Agreement, the Company and the New Jersey Partnership Two entered into a purchase agreement to acquire an entity that received licensing approvals for operation of an adult-use dispensary, subject to regulatory approval, for $650 of cash consideration. The Company is evaluating the accounting treatment of this transaction to determine if it meets the criteria for consolidation.
In February 2025, pursuant to a loan agreement through which the Company may provide funding (the “February 2025 Loan Agreement”), at its sole discretion to a third party, this third party entered into a definitive agreement through which it anticipates acquiring, subject to certain regulatory approvals and closing conditions, two adult-use dispensaries for total consideration of $7,850, payable in cash and subject to certain closing adjustments including the settlement of a note outstanding. This transaction also provides for an earnout payment, payable in cash, in an amount equal to the lesser of $2,000 or three times the Annual EBITDA (as defined) during the one-year period following closing. The February 2025 Loan Agreement provides the Company with the option to convert the outstanding balance into equity interests of the borrower, up to 100%, as may be permissible by applicable regulations at such time. Borrowings under the February 2025 Loan Agreement bear interest at a rate of 20.0% per annum and are secured by substantially all of the then-current or future assets of the borrower, as applicable. The February 2025 Loan Agreement matures ten years from issuance, but may be extended if not otherwise converted prior to maturity, with borrowings and interest not due until such time. This third party held no assets at the time the agreements were entered into. The Company is evaluating the accounting treatment of these transactions.
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
Cannabis licenses are the primary intangible asset acquired in business combinations, as they provide us the ability to operate in each market. The key assumptions used in calculating the fair value of these intangible assets are cash flow projections that include discount rates and terminal growth rates. In calculating the fair value of the cannabis licenses acquired through business combinations during 2024 and 2023, management selected discount rates that vary depending upon the markets in which each of the acquisitions operate in, generally ranging between 15% and 30%. The terminal growth rate represents the rate at which these businesses will continue to grow into perpetuity. Management selected a terminal growth rate of 3%. Other significant assumptions include revenue, gross profit, operating expenses and anticipated capital expenditures which are based upon the Company’s historical operations along with management projections. The evaluations are linked closely to the assumptions made by management regarding the future performance of these assets. Unanticipated events and circumstances may occur that could affect the accuracy or validity of such assumptions, estimates, or actual results.
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
During the fourth quarter of 2024, 2023, and 2022, we performed our annual impairment review of goodwill using a qualitative approach for our two goodwill reporting units and determined that it was not more likely than not that there was impairment of goodwill. As such, no impairment on goodwill was recognized during 2024, 2023, or 2022.

We evaluate amortizable finite-intangible assets and other long-lived assets, such as property, plant and equipment, for potential impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If an indicator of impairment exists, judgment is required in considering the facts and circumstances surrounding these long-lived assets and assumptions are required to estimate future cash flows used in assessing the recoverable amount of the long-lived asset. Useful lives are reviewed annually. During 2024, 2023, and 2022, we did not note any factors resulting in impairment charges or changes to useful lives for finite-lived intangible assets or other long-lived assets.
Inventories
The net realizable value of inventories represents the estimated selling price for inventories in the ordinary course of business, less all estimated costs of completion and costs necessary to make the sale. The determination of net realizable value requires significant judgment, including consideration of factors such as shrinkage, the aging of and future demand for inventory, expected future selling price we expect to realize by selling the inventory, and the contractual arrangements with customers. Reserves for excess and obsolete inventory are based upon quantities on hand, projected volumes from demand forecasts and net realizable value. The estimates are judgmental in nature and are made at a point in time, using available information, expected business plans, and expected market conditions. As a result, the actual amount received on sale could differ from the estimated value of inventory. Periodic reviews are performed on the inventory balance. The impact of changes in inventory reserves is reflected as cost of goods sold.
Leases
For leases other than short-term leases (those with an initial term of twelve months or less), we recognize ROU assets and lease liabilities on the Consolidated Balance Sheets. Operating lease liabilities are initially recognized based on the net present value of the fixed portion of our lease payments from lease commencement through the lease term. To calculate the net present value, we apply an incremental borrowing rate that is estimated as the rate of interest we would pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term. We use quoted interest rates as an input to derive our incremental borrowing rate as the discount rate for the lease. We recognize ROU assets based on operating lease liabilities reduced by lease incentives, including tenant improvement allowances. We assess ROU assets for impairment in the same manner as long-lived assets.
Consolidation
Judgment is applied in assessing whether we exercise control and have significant influence over entities in which we directly or indirectly have an interest. We have control when we have the power over the subsidiary, have exposure or rights to variable returns, and have the ability to use our power to affect the returns. Significant influence is defined as the power to participate in the financial and operating decisions of the subsidiaries. Where we are determined to have control, these entities are consolidated, generally as variable interest entities. Additionally, judgment is applied in determining the effective date on which control was obtained.
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
Credit Risk
Credit risk is the risk of a potential loss to us if a customer or third party to a financial instrument fails to meet its contractual obligations. The maximum credit exposure at December 31, 2024 is the carrying amount of cash and cash equivalents. We do not have significant credit risk with respect to our customers. The majority of our cash and cash equivalents are placed with major U.S. financial institutions. We provide credit to our customers in the normal course of business. We have established credit evaluation and monitoring processes to mitigate credit risk but have limited risk as the majority of our sales are transacted with cash.
Liquidity Risk
Liquidity risk is the risk that we will not be able to meet our financial obligations associated with financial liabilities. We manage liquidity risk through the effective management of our capital structure. Our approach to managing liquidity is to ensure that we will have sufficient liquidity at all times to settle obligations and liabilities when due.
As reflected in the Financial Statements, the Company had an accumulated deficit as of December 31, 2024 and 2023, as well as a net loss for the years ended December 31, 2024, 2023, and 2022, respectively. While we generated positive cash flows from operating activities during 2024 and 2023, historically cash flows from operating activities during were negative. These financial factors are indicators that raise substantial doubt of our ability to continue as a going concern. Management believes that substantial doubt of our ability to continue as a going concern for at least one year from the issuance of our Financial Statements has been alleviated due to: (i) cash on hand and (ii) continued growth of sales from our consolidated operations. Management plans to continue to access capital markets for additional funding through debt and/or equity financings to supplement future cash needs, as may be required. However, management cannot provide any assurances that we will be successful in accomplishing our business plans. If we are unable to raise additional capital on favorable terms, if at all, whenever necessary, we may be forced to decelerate or curtail certain of our operations until such time as additional capital becomes available.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ASCEND WELLNESS HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm (PCAOB ID No. 324)
To the Stockholders and the Board of Directors of Ascend Wellness Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Ascend Wellness Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
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
Walnut Creek, California
March 13, 2025

ASCEND WELLNESS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except per share amounts)	2024	2023
Assets
Current assets
Cash and cash equivalents	$88,254	$72,508
Accounts receivable, net	36,542	28,298
Inventory	89,552	95,294
Notes receivable	4,100	13,116
Other current assets	10,928	19,644
Total current assets	229,376	228,860
Property and equipment, net	260,461	268,082
Operating lease right-of-use assets	139,067	130,556
Intangible assets, net	205,502	221,452
Goodwill	49,599	47,538
Other non-current assets	16,426	23,062
TOTAL ASSETS	$900,431	$919,550

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$59,435	$71,112
Current portion of debt, net	73,881	11,148
Operating lease liabilities, current	5,469	3,660
Income taxes payable	696	—
Other current liabilities	5,060	6,766
Total current liabilities	144,541	92,686
Long-term debt, net	234,542	297,565
Operating lease liabilities, non-current	267,221	261,087
Deferred tax liabilities, net	23,439	35,745
Other non-current liabilities	158,887	89,595
Total liabilities	828,630	776,678
Commitments and contingencies (Note 15)
Stockholders' Equity
Preferred stock, $0.001 par value per share; 10,000 shares authorized, none issued and outstanding as of December 31, 2024 and 2023 (Note 12)	—	—
Class A common stock, $0.001 par value per share; 750,000 shares authorized, 204,961 and 206,810 shares issued and outstanding as of December 31, 2024 and 2023 (Note 12)	205	207
Class B common stock, $0.001 par value per share, 100 shares authorized, 65 shares issued and outstanding as of December 31, 2024 and 2023 (Note 12)	—	—
Additional paid-in capital	471,129	458,027
Accumulated deficit	(400,356)	(315,362)
Equity of Ascend Wellness Holdings, Inc.	70,978	142,872
Non-controlling interests	823	—
Total stockholders' equity	71,801	142,872
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$900,431	$919,550
The accompanying notes are an integral part of the consolidated financial statements.

ASCEND WELLNESS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except per share amounts)	2024	2023	2022
Revenue, net	$561,599	$518,590	$405,926
Cost of goods sold	(377,389)	(363,470)	(271,363)
Gross profit	184,210	155,120	134,563
Operating expenses
General and administrative expenses	179,476	158,739	137,089
Settlement expense	—	—	5,000
Total operating expenses	179,476	158,739	142,089
Operating profit (loss)	4,734	(3,619)	(7,526)

Other (expense) income
Interest expense	(45,263)	(36,984)	(32,436)
Other, net	707	25,843	756
Total other expense	(44,556)	(11,141)	(31,680)
Loss before income taxes	(39,822)	(14,760)	(39,206)
Income tax expense	(45,172)	(33,454)	(41,693)
Net loss	$(84,994)	$(48,214)	$(80,899)

Net loss per share attributable to Class A and Class B stockholders — basic and diluted (Note 12)	$(0.40)	$(0.24)	$(0.44)
Weighted-average common shares outstanding — basic and diluted	212,433	199,154	183,381

The accompanying notes are an integral part of the consolidated financial statements.

ASCEND WELLNESS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Class A and Class B Common Stock		Attributable to Ascend Wellness Holdings, Inc. Common Stockholders
(in thousands)	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity	Non- Controlling Interests	Total Equity
December 31, 2021	171,586	$171	$362,555	$(186,249)	$176,477	$—	$176,477
Shares issued in acquisitions or asset purchases	12,900	13	42,944	—	42,957	—	42,957
Vesting of equity-based payment awards	4,998	5	(5)	—	—	—	—
Equity-based compensation expense	—	—	27,570	—	27,570	—	27,570
Taxes withheld under equity-based compensation plans, net	(1,420)	(1)	(5,328)	—	(5,329)	—	(5,329)
Issuance of warrants	—	—	2,639	—	2,639	—	2,639
Net loss	—	—	—	(80,899)	(80,899)	—	(80,899)
December 31, 2022	188,064	$188	$430,375	$(267,148)	$163,415	$—	$163,415
Shares issued in private offering, net of offering expenses	9,859	10	6,990	—	7,000	—	7,000
Shares issued in acquisitions or asset purchases	5,185	5	4,765	—	4,770	—	4,770
Vesting of equity-based payment awards	4,950	5	(5)	—	—	—	—
Equity-based compensation expense	—	—	16,938	—	16,938	—	16,938
Taxes withheld under equity-based compensation plans, net	(1,402)	(1)	(1,222)	—	(1,223)	—	(1,223)
Exercise of stock options	219	—	186	—	186		186
Net loss	—	—	—	(48,214)	(48,214)	—	(48,214)
December 31, 2023	206,875	$207	$458,027	$(315,362)	$142,872	$—	$142,872
Vesting of equity-based payment awards	13,628	14	(14)	—	—	—	—
Equity-based compensation expense	—	—	21,452	—	21,452	—	21,452
Taxes withheld under equity-based compensation plans, net	(4,683)	(5)	(5,771)	—	(5,776)	—	(5,776)
Exercise of stock options	206	—	175	—	175	—	175
Repurchase of common stock	(11,000)	(11)	(2,739)	—	(2,750)	—	(2,750)
Repurchase of warrants	—	—	(1)	—	(1)	—	(1)
Recognition of non-controlling interests	—	—	—	—	—	1,050	1,050
Distributions to non-controlling interests	—	—	—	—	—	(227)	(227)
Net loss	—	—	—	(84,994)	(84,994)	—	(84,994)
December 31, 2024	205,026	$205	$471,129	$(400,356)	$70,978	$823	$71,801
The accompanying notes are an integral part of the consolidated financial statements.

ASCEND WELLNESS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2024	2023	2022
Cash flows from operating activities
Net loss	$(84,994)	$(48,214)	$(80,899)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	66,157	58,983	37,106
Amortization of operating lease assets	1,965	1,053	1,136
Non-cash interest expense	8,269	8,486	5,754
Equity-based compensation expense	18,614	19,776	18,979
Deferred income taxes	(12,306)	(12,250)	(5,755)
Loss (gain) on sale of assets	16	(226)	345
Other	12,249	21,550	16,116
Changes in operating assets and liabilities, net of effects of acquisitions
Accounts receivable	(8,244)	(14,197)	(6,477)
Inventory	1,809	(14,885)	(43,813)
Other current assets	375	(9,740)	8,128
Other non-current assets	(772)	(424)	(214)
Accounts payable and accrued liabilities	(2,848)	26,807	12,741
Other current liabilities	(1,706)	1,052	561
Lease liabilities	(2,471)	(682)	(558)
Income taxes	77,179	38,245	(1,506)
Net cash provided by (used in) operating activities	73,292	75,334	(38,356)
Cash flows from investing activities
Additions to capital assets	(22,534)	(24,248)	(81,642)
Investments in notes receivable	(600)	(15,169)	(2,772)
Collection of notes receivable	8,427	327	327
Proceeds from sale of assets	11	15,000	39,225
Acquisition of businesses, net of cash acquired	(9,800)	(19,857)	(25,140)
Purchases of intangible assets	(12,700)	(15,943)	(44,252)
Net cash used in investing activities	(37,196)	(59,890)	(114,254)
Cash flows from financing activities
Proceeds from issuance of common stock in private placement	—	7,000	—
Proceeds from issuance of debt	217,413	—	84,364
Repayments of debt	(215,786)	(23,188)	(3,143)
Proceeds from finance leases	—	—	350
Repayments under finance leases	(892)	(369)	(69)
Debt issuance costs	(7,193)	—	(4,998)
Proceeds from exercise of stock options	175	186	—
Taxes withheld under equity-based compensation plans, net	(6,247)	(711)	(5,229)
Repurchase of common stock and warrants	(2,751)	—	—
Payment of contingent consideration	(4,842)	—	—
Distributions to non-controlling interests	(227)	—	—
Net cash (used in) provided by financing activities	(20,350)	(17,082)	71,275
Net increase (decrease) in cash, cash equivalents, and restricted cash	15,746	(1,638)	(81,335)
Cash, cash equivalents, and restricted cash at beginning of period	72,508	74,146	155,481
Cash, cash equivalents, and restricted cash at end of period	$88,254	$72,508	$74,146

The accompanying notes are an integral part of the consolidated financial statements.

ASCEND WELLNESS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)

	Year Ended December 31,
(in thousands)	2024	2023	2022
Supplemental Cash Flow Information
Interest paid	$16,894	$27,092	$23,613
Income tax (refunds) payments, net	(19,613)	7,425	48,937

Non-cash investing and financing activities
Capital expenditures incurred but not yet paid	$1,977	$5,738	$6,777
Taxes withheld under equity-based compensation plans, net	141	612	100
Non-controlling interest recognized upon initial consolidation of variable interest entities	1,050	—	—
Issuance of shares in business acquisitions	—	4,770	—
Issuance of shares for purchase of intangible assets	—	—	42,957
Warrants issued with notes payable	—	—	2,639
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
The Company was originally formed on May 15, 2018 as Ascend Group Partners, LLC, and changed its name to “Ascend Wellness Holdings, LLC” on September 10, 2018. On April 22, 2021, Ascend Wellness Holdings, LLC converted into a Delaware corporation and changed its name to “Ascend Wellness Holdings, Inc.” and effected a 2-for-1 reverse stock split (the “Reverse Split”), which is retrospectively presented for periods prior to this date that may be referenced in these financial statements. We refer to this conversion throughout this filing as the “Conversion.” As a result of the Conversion, the members of Ascend Wellness Holdings, LLC became holders of shares of stock of Ascend Wellness Holdings, Inc. The historical consolidated financial statements prior to the Conversion date are those of Ascend Wellness Holdings, LLC and its subsidiaries.
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

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

Liquidity
As reflected in the Financial Statements, the Company had an accumulated deficit as of December 31, 2024 and 2023, as well as a net loss for 2024, 2023, and 2022, respectively. While we generated positive cash flows from operating activities during 2024 and 2023, historical cash flows from operating activities were negative. These financial factors are indicators that raise substantial doubt of our ability to continue as a going concern. Management believes that substantial doubt of our ability to continue as a going concern for at least one year from the issuance of these Financial Statements has been alleviated due to: (i) cash on hand and (ii) continued growth of sales from our consolidated operations. Management plans to continue to access capital markets for additional funding through debt and/or equity financings to supplement future cash needs, as may be required. However, management cannot provide any assurances that the Company will be successful in accomplishing its business plans. If the Company is unable to raise additional capital whenever necessary, it may be forced to decelerate or curtail certain of its operations until such time as additional capital becomes available.
Reclassifications
Certain prior year amounts in the notes to the consolidated financial statements have been reclassified to conform with our current period presentation. These changes had no impact on our previously reported net loss.
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
Where we determine we are the primary beneficiary of a VIE, we consolidate the accounts of that VIE. The equity owned by other stockholders is shown as non-controlling interests in the Consolidated Balance Sheets, Statements of Operations, and Statements of Changes in Stockholders’ Equity. The assets of the VIE can only be used to settle obligations of that entity, and any creditors of that entity generally have no recourse to the assets of other entities or the Company unless the Company separately agrees to be subject to such claims. See Note 8, “Variable Interest Entities,” for additional information.
Non-Controlling Interests
Non-controlling interests (“NCI”) represent equity interests in certain of our subsidiaries that are owned by outside parties. NCI may be initially measured at fair value or at the NCI’s proportionate share of the recognized amounts of the acquiree’s identifiable net assets, made on a transaction by transaction basis. The share of net assets attributable to NCI are presented as a component of equity and their share of net income or loss is recognized directly in equity, as applicable. Total comprehensive income or loss of subsidiaries is attributed to the Company and to the NCI, even if this results in the NCI having a deficit balance. See Note 4, “Acquisitions,” and Note 8, “Variable Interest Entities,” for additional information regarding the NCI associated with certain transactions.

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

Cash and Cash Equivalents and Restricted Cash
The Company considers all highly liquid securities with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents include cash deposits in financial institutions plus cash held at retail locations. Cash and cash equivalents are stated at nominal value, which equals fair value. We did not hold significant cash equivalents or restricted cash balances as of December 31, 2024 and 2023.
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
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are recorded at the invoiced amount, which may bear interest and do not require collateral. Past due balances are determined based on the contractual terms of the arrangements. Effective January 1, 2023, the Company adopted Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326) and the related subsequent amendments to the Accounting Standards Codification (“ASC”), including the transitional guidance and other interpretive guidance within ASU 2019-05, ASU 2019-11, ASU 2020-03, and ASU 2022-02 (collectively, including ASU 2016-13, “ASC 326”). Following the adoption of ASC 326, the Company estimates its allowance for doubtful accounts related to trade receivables based on factors such as historical credit loss experience, age of receivable balances, current market conditions, and an assessment of receivables due from specific identifiable counterparties to determine whether these receivables are considered at risk or uncollectible. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired.
The Company recorded $2,119 and $1,939 in allowance for doubtful accounts as of December 31, 2024 and 2023, respectively. Write-offs were not significant during 2024, 2023, or 2022.
Inventory
Inventory includes the direct costs of seeds and growing materials, indirect costs (such as utilities, labor, depreciation, and overhead costs), and subsequent costs to prepare the products for ultimate sale, which include direct costs such as materials and indirect costs such as utilities and labor. All direct and indirect costs related to inventory are capitalized when they are incurred and they are subsequently classified to “Cost of goods sold” in the Consolidated Statements of Operations after the inventoried product is sold. Inventory is valued at the lower of cost and net realizable value, with cost determined using the weighted-average cost method for internally produced inventory and specific identification for purchased products, including finished goods, materials, and supplies. The Company reviews inventory for obsolete and slow-moving goods, and any such inventories are written down to net realizable value, which is recorded within “Cost of goods sold” on the Consolidated Statements of Operations.
Notes Receivable
The Company may provide financing to various related and non-related businesses within the cannabis industry. These notes are generally classified as held for investment and are accounted for as financial instruments at their amortized cost basis in accordance with ASC Topic 310, Receivables. The carrying amounts of notes receivable approximate fair value due to their short-term nature. Following the adoption of ASC 326, the Company estimates allowances on notes receivable, where applicable, based on historical loss information, the financial condition of loan recipients, and various other economic conditions.

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
Leases
The Company leases land, buildings, equipment, and other capital assets which it uses for corporate purposes and the production and sale of cannabis products. We determine if an arrangement is a lease at inception and begin recording lease activity at the commencement date, which is generally the date in which we take possession of or control the physical use of the asset. We account for leases in accordance with ASC Topic 842. We record right-of-use (“ROU”) assets, which represent the right to use an underlying asset for the lease term, and the corresponding lease liabilities, which represent the obligation to make lease payments arising from the lease, on the balance sheet.
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
Lease agreements may contain rent escalation clauses, rent holidays, or certain landlord incentives, including tenant improvement allowances. ROU assets include amounts for scheduled rent increases and are reduced by lease incentive amounts. Initial direct costs incurred by the Company are generally not material and are generally excluded from the calculation of ROU assets. Certain of our lease agreements include variable rent payments, consisting primarily of rental payments adjusted periodically for inflation and amounts paid to the lessor based on cost or consumption, such as maintenance and utilities. Variable rent lease components are not included in the lease liability.

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

We do not record ROU assets or lease liabilities for leases with an initial term of 12 months or less and we recognize payments for such leases in our Consolidated Statements of Operations on a straight-line basis over the lease term. We do not separate lease components from non-lease components for all asset classes. Sale-leasebacks are assessed to determine whether a sale has occurred under ASC Topic 606, Revenue from Contracts with Customers. If a sale is determined not to have occurred, the underlying “sold” assets are not derecognized and a financing liability is established in the amount of cash received. Upon expiration or termination of the underlying lease, the sale will be recognized by removing the carrying value of the assets and financing liability, with a gain recognized on disposal for the difference between the two amounts, if any. A lease of property and equipment is classified as an operating lease whenever the terms of the lease do not transfer substantially all the risks and rewards of ownership to the Company. Lease payments are recognized as an expense on a straight-line basis over the lease term, except where another systematic basis is more representative of the time pattern in which the economic benefits are consumed. See Note 10, “Leases,” for additional information regarding our lease arrangements.
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
Goodwill and Indefinite Life Intangible Assets
Goodwill represents the excess of purchase price of acquired businesses over the fair value of the assets acquired and liabilities assumed. Goodwill is allocated to the reporting unit in which the business that created the goodwill resides. The Company evaluates the recoverability of goodwill and indefinite life intangible assets, as applicable, annually; however, we could be required to evaluate the recoverability more often if impairment indicators exist. We have elected to make the first day of our fourth quarter the annual impairment assessment date for goodwill and have two goodwill reporting units.
In accordance with the guidance adopted under ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, the two-step goodwill impairment process was eliminated and goodwill is first qualitatively assessed to determine whether further impairment testing is necessary. Factors that management considers in this assessment include macroeconomic conditions, industry and market considerations, overall financial performance (both current and projected), changes in management and strategy, and changes in the composition or carrying amount of net assets. If this qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a one-step test is then performed by comparing the fair value of a reporting unit to its carrying amount. If the fair value of a reporting unit is less than its carrying value, an impairment charge will be recorded for the difference between the fair value and carrying value, but is limited to the carrying value of the reporting unit’s goodwill. No impairment was recorded during 2024, 2023, or 2022.
Goodwill and indefinite life intangible assets are carried at cost less accumulated impairment losses. The Company reviews the classification each reporting period to determine whether the assessment made about the useful life as indefinite or finite is still appropriate. Any change is accounted for on a prospective basis as a change in estimate.

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
We evaluate assets and liabilities subject to fair value measurements on a recurring and non-recurring basis to determine the appropriate level at which to classify them for each reporting period. The Company records cash, accounts receivable, notes receivable, and notes payable at cost. The fair values of our financial instruments approximate their carrying values based on their short term maturities or, for long-term notes payable, based on borrowing rates currently available to us for loans with similar terms and maturities and which inputs are considered to be Level 2 under the fair value hierarchy. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. We had no transfers of assets or liabilities between any of the hierarchy levels during 2024 or 2023.
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
Employee Benefit Plans
During 2021, the Company began to sponsor an employee retirement plan (the “401(k) Plan”) that provides eligible employees of the Company an opportunity to accumulate funds for retirement. The Company provides matching contributions on a discretionary basis. A total of $452 of matching contributions were made to the 401(k) Plan during 2024. No matching contributions were made during 2023 or 2022.
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
Refer to Note 14, “Income Taxes,” for information regarding the provisions of Internal Revenue Code (“IRC”) Section 280E.
Revenue Recognition
Revenue is recognized in accordance with ASC Topic 606, Revenue from Contracts with Customers, (“Topic 606”). Under Topic 606, revenue recognition depicts the transfer of promised goods or services to a customer in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. Revenue recognition is aligned with the delivery of goods and services and is recognized at a point in time or over time, the assessment of which requires judgment.
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
For certain locations, we offer a loyalty program to dispensary customers. A portion of the revenue generated in a sale is allocated to the loyalty points earned and the amount allocated to the points earned is deferred until the loyalty points are redeemed or expire. The liability related to the loyalty program we offer dispensary customers at certain locations was $1,394 and $1,317 at December 31, 2024 and 2023, respectively, and is included in “Other current liabilities” on the Consolidated Balance Sheets.
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
Basic EPS is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects potential dilution and is computed by dividing net loss by the weighted-average number of common shares outstanding during the period increased by the number of additional common shares that would have been outstanding if all potential common shares had been issued and were dilutive. However, potentially dilutive securities are excluded from the computation of diluted EPS to the extent that their effect is anti-dilutive. Potential dilutive securities include incremental shares of common stock issuable upon the exercise of warrants, unvested restricted stock awards, unvested restricted stock units, outstanding stock options, and other convertible securities, as applicable. At December 31, 2024, 2023, and 2022, a total of 12,427, 24,599, and 14,861 shares of common stock equivalents, respectively, were excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive.
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
Reference Rate Reform
In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. This guidance was effective upon issuance as of March 12, 2020 and could be adopted as reference rate reform activities occurred through December 31, 2022. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, to extend the sunset date of the transition guidance included in ASU 2020-04 to December 31, 2024. Adoption of this guidance did not have a material impact on our consolidated financial statements.
Segment Reporting
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands and enhances the disclosures required for reportable segments in annual and interim consolidated financial statements, including reportable segment expenses, interim segment profit or loss, and how an entity’s chief operating decision maker uses reported segment profit or loss information in assessing segment performance and allocating resources. The guidance in this update is effective for annual periods beginning after December 31, 2023, and interim periods within fiscal years beginning after December 15, 2024. We adopted this ASU retrospectively on December 31, 2024. Refer to Note 3, “Reportable Segments and Revenue,” for the inclusion of the new required disclosures.

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
Disaggregation of Income Statement Expenses
In November 2020, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40). This ASU requires the disaggregated disclosure of specific expense categories, including purchases of inventory, employee compensation, depreciation, and amortization, within relevant income statement captions. This ASU also requires disclosure of the total amount of selling expenses along with the definition of selling expenses. This ASU is effective for annual periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. Adoption of this ASU can either be applied prospectively to consolidated financial statements issued for reporting periods after the effective date or retrospectively to any or all periods presented in the consolidated financial statements. Early adoption is permitted. We are currently evaluating the impact of this update on our disclosures in the consolidated financial statements.
3. REPORTABLE SEGMENTS AND REVENUE
The Company operates under one operating segment, which is its only reportable segment: the production and sale of cannabis products. All of the Company’s operations are located in the United States. The Company’s chief operating decision maker (“CODM”), the Chief Executive Officer, manages the business and makes operating decisions at the consolidated level. Accordingly, our CODM uses consolidated operating profit and net income (loss) to measure segment profit or loss, allocate resources, and assess operating performance. Further, the CODM reviews and utilizes functional expenses, such as general and administrative expenses, at the consolidated level to manage the Company’s operations. Other segment items included in consolidated net income (loss) that are reflected in the Consolidated Statements of Operations are: interest expense; other expense, net; and income tax expense. Refer to Note 17, “Supplemental,” for additional information regarding our general and administrative expenses.
Disaggregation of Revenue
The Company disaggregates its revenue from the direct sale of cannabis to external customers as retail revenue and wholesale revenue. We have determined that disaggregating revenue into these categories best depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

	Year Ended December 31,
(in thousands)	2024	2023	2022
Retail revenue	$372,237	$371,172	$305,935
Third-party wholesale revenue	189,362	147,418	99,991
Total revenue, net	$561,599	$518,590	$405,926

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
2024 Acquisition
Effective in April 2024, the Illinois Partnership, as defined in Note 8, “Variable Interest Entities,” acquired two dispensaries in the greater Chicago, Illinois area (the “Chicago Partner Dispensaries”). The parties entered into interim management services agreements (“MSAs”) pursuant to which the Illinois Partnership will advise on certain business, operational, and financial matters for a monthly fee (the “Illinois MSAs”), while the parties finalize asset purchase agreements to acquire the underlying dispensaries. The total purchase price of approximately $10,000 of cash consideration is subject to certain closing adjustments. An initial deposit of $1,500 was remitted during the first quarter of 2024. The remainder of $8,500 was remitted to escrow during the second quarter of 2024 and remained in escrow as of December 31, 2024. Direct transaction costs were not material. Based on the provisions of the Illinois MSAs, the Illinois Partnership obtained operational and financial influence over the dispensaries and therefore recognized the transaction as a business combination as of the April 2024 regulatory approval date of the Illinois MSAs. The asset purchase agreements in respect of the Chicago Partner Dispensaries are subject to regulatory review and approval. Refer to Note 8, “Variable Interest Entities,” for additional information regarding the Company’s VIEs.
The following table summarizes the preliminary purchase price allocation, which remains preliminary as management refines certain estimates during the measurement period:

(in thousands)
Assets acquired (liabilities assumed):
Property and equipment(1)	$1,525
Other assets	76
Licenses(2)	6,210
Goodwill(3)	2,261
Accounts payable and accrued liabilities	(72)
Net assets acquired	$10,000
(1)Consists of leasehold improvements of $1,398 and furniture, fixtures, and equipment of $127. During 2024, certain estimates related to the fair value of the acquired leasehold improvements were refined, resulting in a measurement period purchase accounting adjustment that decreased the estimated fair value of the leasehold improvements by $1,307, with a related impact to goodwill.
(2)The amortization period for acquired licenses is 10 years. During 2024, certain estimates related to the fair value of the acquired licenses were refined, resulting in a measurement period purchase accounting adjustment that increased the value by $1,740, with a related impact to goodwill.
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
Purchase Price Allocation

(in thousands)	Devi Maryland
Assets acquired (liabilities assumed):
Cash	$143
Inventory	447
Prepaids and other current assets(4)	97
Property and equipment(1)	4,593
Licenses(2)	9,560
Goodwill(3)(5)	2,968
Accounts payable and accrued liabilities(4)	(1,238)
Net assets acquired	$16,570

Consideration transferred:
Cash(5)	$11,800
Fair value of shares issued(6)	4,770
Total consideration	$16,570
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
(5)Reflects a $200 reduction from the working capital settlement that was finalized in April 2024.
(6)The seller received 5,185 shares of Class A common stock with a fair value of $4,770.

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

2022 Acquisition
Effective October 14, 2022, the Company acquired Marichron Pharma, LLC (“Marichron”), a medical cannabis processor in Ohio, for total consideration of $2,600, which consisted of cash consideration of $1,750 and of which $1,500 was previously funded under a promissory note and settlement of approximately $1,000 due under a working capital loan, less settlement of $150 of other pre-acquisition amounts. Acquisition-related costs were not material.
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
Financial and Pro Forma Information
The following table summarizes the revenue and net income (loss) related to our business combinations recognized during 2024, 2023, and 2022 that are included in our consolidated results from the respective acquisition dates, as applicable.

	Year Ended December 31, 2024		Year Ended December 31, 2023		Year Ended December 31, 2022
(in thousands)	Chicago Dispensaries	Devi Maryland	Devi Maryland	Marichron	Marichron
Revenue, net	$4,000	$38,444	$20,861	$556	$122
Net income (loss)	(777)	3,407	807	(905)	22
Financial results associated with the Marichron acquisition that are included in our 2024 financial statements are not presented separately due to the subsequent integration of this acquisition. Pro forma financial information is not presented for these acquisitions, as such results are immaterial, individually and in aggregate, to both the current and prior periods.

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
License intangible assets acquired through asset acquisitions are amortized in accordance with the Company’s policy, generally as of the commencement of operations for the respective location.
2024 Asset Acquisitions
Massachusetts Purchase Agreement
In January 2024, the Company entered into a definitive agreement (the “Massachusetts Purchase Agreement”) to purchase a cultivation license and a manufacturer license from a third party in Massachusetts for a cash purchase price of $2,750, which total may be adjusted at closing, as provided in the Massachusetts Purchase Agreement and of which $1,500 was paid at signing and $1,250 was paid on October 1, 2024. The transfer of each license is subject to regulatory review and approval, which the Company anticipates will occur within the first half of 2025. The licenses were not associated with active operations at signing, but operations have since commenced. In conjunction with the Massachusetts Purchase Agreement, the parties also entered into a bridge loan which provides for the financing of certain covered expenses, at the sole discretion of the Company. This bridge loan bears interest based on the federal funds rate and, if not otherwise satisfied, is due on the fifth anniversary of the signing date. The parties also entered into an interim consulting services agreement, effective as of the signing date. The Company accounted for this transaction as an asset acquisition as of the signing date based on the provisions of the underlying agreements and allocated the cash consideration as the cost of the license acquired. The Company has also agreed to assume the lease for the associated location and to reimburse the seller for the security deposit at final closing. The Company recognized a lease liability and ROU asset of $761 as of the signing date; refer to Note 10, “Leases,” for additional information regarding the Company’s leases. Direct transaction costs were not material.
Detroit License
In September 2024, the Company acquired 49% of the member interests of an entity (the “Detroit License Holder”) that received conditional approval for an adult-use license in Detroit, Michigan (the “Detroit License”). The Detroit License was not associated with active operations as of the closing date and the Detroit License Holder had no other active operations as of that date. The Company transferred the Detroit License to its existing dispensary in Detroit, Michigan, which re-opened in February 2025. The Company paid $850 of cash consideration at closing and the sellers may receive up to an additional $2,250 based upon the achievement of certain levels of sales during a specified twelve month period following the commencement of adult-use sales at the dispensary. The underlying agreement provides the Company with an option to acquire the remaining ownership interests in the Detroit License Holder, after such is permissible by applicable regulations, for no additional consideration. The parties also entered into a management services agreement, pursuant to which the Company is providing management and advisory services for a set monthly fee, which is expected to expire upon the Company’s exercise of the option.

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

The Company determined that the Detroit License Holder is a VIE and the Company became the primary beneficiary as of the closing date; therefore, the Detroit License Holder is consolidated as a VIE. Management applied the acquisition method discussed above and allocated the total estimated fair value of the transaction consideration of $1,140 as the estimated fair value of the license. This total consisted of the fair value of the cash consideration of $850 plus the initial estimated fair value of the contingent consideration of $290, which was determined utilizing an income approach based on a probability-weighted estimate of the future payment discounted using the Company’s estimated incremental borrowing rate and is classified within Level 3 of the fair value hierarchy. The estimated fair value of $300 as of December 31, 2024 is included within “Other non-current liabilities” on the Consolidated Balance Sheet and the change in estimated fair value is included within “General and administrative expenses” on the Statement of Operations for 2024. The Company determined the fair value of any noncontrolling interest is de minimis. Refer to Note 8, “Variable Interest Entities,” for additional information regarding the Company’s VIEs.
Previous Asset Acquisitions
Story of PA
On April 19, 2022, the Company acquired Story of PA CR, LLC (“Story of PA”). Total consideration for the acquisition of the outstanding equity interests in Story of PA was $53,127, consisting of 12,900 shares of Class A common stock with a fair value of $42,957 and cash consideration of $10,170. Story of PA received a clinical registrant permit from the Pennsylvania Department of Health on March 1, 2022 and holds a license for a cultivation and processing facility and up to six medical dispensaries throughout the Commonwealth of Pennsylvania. Through a research collaboration agreement with the Geisinger Commonwealth School of Medicine (“Geisinger”), a Pennsylvania Department of Health-Certified Medical Marijuana Academic Clinical Research Center, the Company will help fund clinical research to benefit the patients of Pennsylvania by contributing $30,000 to Geisinger over the two years following the transaction date (of which $15,000 was funded in April 2022 and $15,000 was funded in August 2023), and up to an additional total of $10,000 over the course of ten years following the transaction date.
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
(2)Of the total funding commitment, $15,000 was paid in April 2022 and $15,000 was paid in August 2023. An additional annual payment is due from the third anniversary of the transaction through the tenth anniversary based on a percentage of revenue, up to a total of $10,000, of which approximately $800 is included within “Accounts payable and accrued liabilities” and $9,200 is included within “Other non-current liabilities” on the Consolidated Balance Sheet at December 31, 2024. As of December 31, 2023, the total of $10,000 was included within “Other non-current liabilities.”
(3)Liabilities related to two consulting agreements assumed in the transaction. A total of $2,772 related to one agreement was paid during the second quarter of 2022. A total of $1,415 due under the second agreement was paid during 2022 and a total of $943 was paid during 2023.

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
Ohio Patient Access
On August 12, 2022, the Company entered into a definitive agreement (the “Ohio Agreement”) that provides the Company the option to acquire 100% of the equity of Ohio Patient Access LLC (“OPA”), the holder of a license that grants it the right to operate three medical dispensaries in Ohio, which operations had not yet commenced at that time. The Ohio Agreement is subject to regulatory review and approval. Once the regulatory approval is received, the Company may exercise the option, and the exercise is solely within the Company’s control. As initially provided by the Ohio Agreement, the Company had the right to exercise the option until the fifth anniversary of the agreement date, but was subsequently amended in June 2024 such that the option will expire on March 22, 2026. The Company anticipates exercising the option prior to the amended expiration date.
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
The purchase price per the Ohio Agreement consisted of total cash consideration of $22,300. Of the total cash consideration, $11,300 was funded at signing pursuant to note agreements and $11,000 is due at final closing (the “OPA Sellers’ Note”). The OPA Sellers Note was initially recorded net of a discount of $3,010 based on the estimated payment date utilizing the Company’s incremental borrowing rate; refer to Note 11, “Debt,” for additional information. The Ohio Agreement also included an earn-out provision of $7,300 that was dependent upon the commencement of adult-use cannabis sales in Ohio and which the sellers could elect to receive as either cash or shares of the Company’s Class A common stock, or a combination thereof. The sellers elected to receive the payment in cash and such payment was made in July 2024. The parties amended the Ohio Agreement in June 2024 to incorporate certain provisions regarding evolving regulations in Ohio, including that the Company will, upon final closing of the Ohio Agreement, receive two additional adult-use licenses that are expected to be awarded to OPA.
The total estimated fair value of the transaction consideration was determined to be $24,132 and consisted of the fair value of the cash consideration of $19,290 plus the estimated fair value of the contingent consideration of $4,842. The estimated fair value of this contingent consideration was determined utilizing an income approach based on a probability-weighted estimate of the future payment discounted using the Company’s estimated incremental borrowing rate and is classified within Level 3 of the fair value hierarchy. The estimated fair value of this contingent consideration was $6,670 as of December 31, 2023 and was included within “Other non-current liabilities” on the Consolidated Balance Sheet at that date. A change in fair value of $630, $1,594, and $234 is included within “General and administrative expenses” on the Consolidated Statements of Operations for 2024, 2023, and 2022, respectively. The Company determined the fair value of any noncontrolling interest is de minimis. Refer to Note 8, “Variable Interest Entities,” for additional information regarding the Company’s VIEs.

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

The license intangible asset acquired was determined to have an estimated fair value of $21,684 and the three properties had an estimated fair value of $2,448, which was determined using a market approach based on the total transaction consideration. The license acquired is being amortized subsequent to the commencement of operations in accordance with the Company’s policy. During the third quarter of 2023, the Company recorded an acquisition-related deferred tax liability of $9,516, which was allocated to the estimated fair value of the license. Direct transaction expenses of $224 are included in “General and administrative expenses” on the Consolidated Statements of Operations for 2022.
Illinois Licenses
In August 2022, the Company entered into definitive agreements to acquire two additional licenses in Illinois. Neither of these licenses were associated with active operations at signing and the transfer of each license was subject to regulatory review and approval.
One transaction was entered on August 11, 2022 for total cash consideration of $5,500. The Company accounted for this transaction as an asset acquisition and allocated the cash consideration as the cost of the license acquired, plus an acquisition-related deferred tax liability of $2,414 that was recorded during 2023. Of the total cash consideration, $3,000 was paid at signing and $2,500 was due at final closing, which occurred in April 2024. The closing payment was included as a sellers’ note within “Current portion of debt, net” on the Consolidated Balance Sheet at December 31, 2023; refer to Note 11, “Debt,” for additional information. Operations at the associated location commenced during the second quarter of 2023 and direct transaction expenses were immaterial.
The second transaction was entered on August 12, 2022 for total cash consideration of $5,600. The Company accounted for this transaction as an asset acquisition and allocated the cash consideration as the cost of the license acquired, plus an acquisition-related deferred tax liability of $2,458 that was recorded during 2023. The cash consideration was paid at final closing in July 2024 and was included as a sellers’ note within “Current portion of debt, net” on the Consolidated Balance Sheet at December 31, 2023; refer to Note 11, “Debt,” for additional information. Operations at the associated location commenced during the fourth quarter of 2023 and direct transaction expenses were immaterial.
5. INVENTORY
The components of inventory are as follows:

	December 31,
(in thousands)	2024	2023
Materials and supplies	$12,239	$16,824
Work in process	39,602	36,612
Finished goods	37,711	41,858
Total	$89,552	$95,294
Total compensation expense capitalized to inventory was $76,391, $72,090, and $56,586 during 2024, 2023, and 2022, respectively. At December 31, 2024 and 2023, $14,152 and $13,730, respectively, of compensation expense remained capitalized as part of inventory. The Company recognized, as a component of cost of goods sold, total write-downs of $2,859, $16,350, and $10,478 during 2024, 2023, and 2022, respectively, related to net realizable value adjustments, expired products, and obsolete packaging. These amounts are included within “Other” on the Consolidated Statements of Cash Flows.

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

6. NOTES RECEIVABLE

	December 31,
(in thousands)	2024	2023
Massachusetts Note(1)	$4,100	$147
Maryland Loan Receivable(2)	—	10,547
MMNY - working capital loan(3)	—	2,422
Total	$4,100	$13,116
(1)In May 2022 the Company issued a secured promissory note to a retail dispensary license holder in Massachusetts providing up to $3,500 of funding (the “Massachusetts Note”). The Massachusetts Note originally accrued interest at a fixed annual rate of 11.5% as part of the note balance and principal was due monthly following the opening of the borrower’s retail dispensary. The Massachusetts Note was amended in December 2023 to revise the funding and repayment terms and to increase the interest rate to 12.5% per annum, to be paid monthly beginning in January 2024, and the total principal balance was revised to a maximum of $3,500. In April 2024, the Massachusetts Note was further amended to increase the principal to $4,100 and the additional payment was funded at that time. As amended, principal is to be repaid monthly commencing in December 2024, based on a period of twenty-four months, with the remainder due at the December 1, 2025 revised maturity date. A total of $4,100 is outstanding under the Massachusetts Note as of December 31, 2024 and is included in “Notes receivable” on the Consolidated Balance Sheet. A total of $3,500 was outstanding as of December 31, 2023, of which $147 was included in “Notes receivable” on the Consolidated Balance Sheet and $3,353 was included in “Other non-current assets.” The borrower may prepay the outstanding principal amount, plus accrued interest thereon. Borrowings under the Massachusetts Note are secured by the assets of the borrower. The borrower is partially owned by an entity that is managed, in part, by one of the founders of the Company. Additionally, the Company transacts with the retail dispensary in the ordinary course of business.
(2)In June 2023, the Company purchased, at par, $12,027 of the principal of a loan (the “Maryland Loan Receivable”), outstanding pursuant to a loan agreement with a cannabis license holder in Maryland (the “Maryland Loan Agreement”), plus the associated interest receivable. The Maryland Loan Agreement had an initial maturity date of August 1, 2026, required monthly repayments equal to 10.0% of the outstanding balance (including PIK interest), and could be prepaid subject to a customary make-whole payment or prepayment penalty, as applicable. Mandatory prepayments were required from the proceeds of certain events. The Maryland Loan Agreement provided for a base interest rate of 12.0% plus LIBOR (LIBOR floor of 1.0%) and a paid-in-kind (“PIK”) interest rate of 4.5%. Following the replacement of LIBOR, effective July 1, 2023, the LIBOR component of the interest rate transitioned to the secured overnight financing rate (“SOFR”) plus an alternative reference rate committee (“ARRC”) standard adjustment. As of December 31, 2023, the all-in interest rate was 26.9%, which included a default penalty of 5.0%.
The Maryland Loan Agreement contained customary events of default including: non-payment of principal, interest, or other amounts due; violations of covenants; bankruptcy; change of control; cross defaults to other debt; and material judgments. The Maryland Loan Agreement was guaranteed by certain owners of the borrowing entity and is secured by substantially all of the assets of the borrowing entity, excluding certain cannabis-related assets where prohibited. The Maryland Loan Agreement contained financial covenants including: a minimum adjusted EBITDA; a minimum free cash flow; a maximum total leverage ratio; a minimum fixed charge coverage ratio, and a minimum cash balance, each as provided for in the Maryland Loan Agreement. The Maryland Loan Agreement also contained non-financial covenants including restrictions on: indebtedness; liens; fundamental changes; disposal of assets; issuance of stock; sale and leaseback transactions; capital expenditures; and certain other matters.
The Company recorded the Maryland Loan Receivable at an amortized cost basis of $12,622. A total of $595 of transaction-related expenses were capitalized as part of the amortized cost basis and were being amortized to interest income over the term. The Company identified certain events of default and covenant violations, including non-payment, and provided an acceleration notice during the second quarter of 2023 that declared all amounts due and payable. Accordingly, during 2023, the Company established a reserve of $1,804 for potential collectability that was included within “General and administrative expenses” on the Consolidated Statements of Operations and within “Other” on the Consolidated Statements of Cash Flows. During 2023, the Company recognized a total $2,859 of interest income, including certain default fees and premiums and PIK interest, which total remained outstanding as of December 31, 2023 and is recorded within “Other, net” on the Consolidated Statements of Operations and which receivable is included within “Other current assets” on the Consolidated Balance Sheet as of that date.

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

In March 2024 the borrower refinanced the borrowings underlying the Maryland Loan Agreement with a third-party lender (the “Maryland Refinancing”). In conjunction with the Maryland Refinancing, the borrower’s obligations to the Company under the Maryland Loan Agreement were settled. As part of this settlement, the Company received a cash payment of $8,100. Additionally, the parties entered into a supply agreement that provides for the Company to receive $6,000 of inventory products from the borrower, based on market prices, over the course of three years, with a maximum of $500 per quarter. The Company recorded this receivable net of an initial discount of $984 that is included within “General and administrative expenses” on the Consolidated Statements of Operations for 2024 and within “Other” on the Consolidated Statements of Cash Flows. This discount was calculated utilizing the Company’s estimated incremental borrowing rate as of the agreement date and will be accreted to interest income over the agreement term. The total settlement value, excluding the discount, approximated the obligations outstanding under the Maryland Loan Receivable, including past due interest.
A total of $988 of inventory was supplied under this agreement during 2024. The Company established a reserve of $2,083 on the remaining receivable during 2024 due to collection risk. This reserve was recognized within “General and administrative expenses” on the Consolidated Statements of Operations and within “Other” on the Statements of Cash Flows. As of December 31, 2024, $1,000 of the remaining receivable is included within “Other current assets” and $1,084 is included within “Other non-current assets” on the Consolidated Balance Sheet, which amounts are net of $1,000 and $1,083 respectively, associated with this reserve.
(3)On February 25, 2021, the Company entered into a working capital advance agreement with MedMen NY, Inc. (“MMNY”), an unrelated third party, in conjunction with an Investment Agreement (as defined in Note 15, “Commitments and Contingencies”). The working capital advance agreement allows for initial maximum borrowings of up to $10,000, which may be increased to $17,500, and was issued to provide MMNY with additional funding for operations in conjunction with the Investment Agreement. Borrowings do not bear interest, but may be subject to a financing fee. The outstanding balance is due and payable at the earlier of the initial closing of the Investment Agreement or, if the Investment Agreement is terminated for certain specified reasons, three business days following such termination. During 2024, the Company increased its estimated reserve on the amounts outstanding from MMNY to include all associated amounts outstanding, including this working capital loan. The Company is pursuing collection of these amounts through its legal proceedings against MMNY. Refer to Note 15, “Commitments and Contingencies,” for additional information.
During 2020 the Company received a promissory note from the owner of a property that the Company is renting with an initial principal of $4,500 that matures on November 1, 2030. The note bears interest at a rate of 4% per annum, payable monthly in arrears. The note provides for payments of $27 per month, consisting of principal and interest, with the remaining balance of principal due at maturity. A total of $3,848 is outstanding at December 31, 2024, of which $177 and $3,671 is included in “Other current assets” and “Other non-current assets,” respectively, on the Consolidated Balance Sheet. At December 31, 2023, a total of $4,018 was outstanding of which $170 and $3,848 is included in “Other current assets” and “Other noncurrent assets,” respectively, on the Consolidated Balance Sheet.
No impairment losses on notes receivable were recognized during 2024, 2023, or 2022, other than as described above.

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

7. PROPERTY AND EQUIPMENT
Property and equipment consists of the following:

	December 31,
(in thousands)	2024	2023
Leasehold improvements	$202,548	$192,807
Buildings	84,712	72,204
Furniture, fixtures, and equipment	78,775	71,474
Land	5,782	5,242
Construction in progress	5,555	6,511
Property and equipment, gross	377,372	348,238
Less: accumulated depreciation	116,911	80,156
Property and equipment, net	$260,461	$268,082
Total depreciation expense was $36,799, $34,171, and $25,374 during 2024, 2023, and 2022, respectively. Total depreciation expense capitalized to inventory was $25,904, $25,436, and $19,291 during 2024, 2023, and 2022, respectively. At December 31, 2024 and 2023, $3,174 and $5,510, respectively, of depreciation expense remained capitalized as part of inventory.
In June 2022, the Company entered into a master lease agreement under which we may lease equipment, up to $15,000 in aggregate, pursuant to individual lease agreements. As amended, this master lease agreement allows for an aggregate of up to $3,000 of such leases to be entered during the current annual renewal period. The table above includes equipment rented under these finance leases with a gross value of $2,321 as of each of December 31, 2024 and 2023, and accumulated amortization of $1,105 and $549, respectively. Additionally, the table above includes vehicle finance leases with a gross value of $2,410 and accumulated amortization of $416 as of December 31, 2024. Refer to Note 10, “Leases,” for additional information regarding our lease arrangements.
Disposals and write offs of accumulated depreciation during 2024 were not material. During 2023, we recognized a loss of $323 related to the sale of one property that is included within “General and administrative expenses” on the Consolidated Statements of Operations and wrote-off $317 of accumulated depreciation. Refer to Note 10, “Leases,” for additional information regarding this sale leaseback transaction. Additionally, during 2023 the Company wrote-off $1,484 of certain construction in progress projects, which is included within “General and administrative expenses” on the Consolidated Statements of Operations and within “Other” on the Consolidated Statements of Cash Flows. During 2022, we recognized a loss of $874 related to the sale of three properties, net of a $72 gain on sale, which is included within “General and administrative expenses” on the Consolidated Statements of Operations.

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

8. VARIABLE INTEREST ENTITIES
The Company assesses the terms of various agreements and contractual relationships to determine if the Company is the primary beneficiary, generally due to provisions that provide the Company with operational and financial influence over the underlying entity, as well as financial distributions based on the underlying associated results of operations. Such transactions may include support services agreements, management services agreements, loan or financing agreements, or various other contractual agreements. Where the Company determines that it is the primary beneficiary of a VIE, the accounts of that VIE are consolidated.
Recent Transactions
January 2024 Loan Agreement
In January 2024, the Company entered into a loan agreement pursuant to which the Company may provide, at its sole discretion, up to $2,500 of financing (the “January 2024 Loan Agreement”) to a third party (“the New Jersey Partnership”). Additionally, the January 2024 Loan Agreement provides the Company with conversion options to obtain 35% of the equity interests of the borrower upon the initial funding (which occurred in January 2024) and up to an additional 65% of the remaining equity interests of the borrower at any time through October 2033, subject to certain provisions and regulatory approvals. The Company determined that it is the primary beneficiary based on the provisions and restrictive covenants contained in the January 2024 Loan Agreement and has a variable interest in the New Jersey Partnership, which, therefore, met the criteria for consolidation as of such date.
Borrowings under the January 2024 Loan Agreement bear interest at a rate of 20.0% per annum and are secured by substantially all of the assets and equity interests of the third party. The January 2024 Loan Agreement provides for customary events of default, contains certain covenants and other restrictions, and provides for a default penalty of an additional 6.0% interest. Borrowings are due on the sixth anniversary of the January 2024 Loan Agreement, which may be extended by two additional two-year periods, and prepayment is permitted with prior written notice. The New Jersey Partnership received a conditional license approval for one dispensary in New Jersey that was determined to have a fair value of $1,050, which approximated the fair value of the non-controlling interest held by the New Jersey Partnership as of the effective date. The non-controlling interest received a distribution during 2024 in accordance with the provisions of the January 2024 Loan Agreement. The net loss attributable to the non-controlling interest was not significant during 2024. Since the New Jersey Partnership is consolidated as a VIE, the intercompany activity related to the January 2024 Loan Agreement is eliminated in consolidation.
February 2024 Loan Agreement
In February 2024, the Company entered into a loan agreement pursuant to which the Company may provide financing (the “February 2024 Loan Agreement”), at its sole discretion, to a third party (the “Illinois Partnership”). The February 2024 Loan Agreement initially provided for up to $3,750 of financing, but was amended in July 2024 to increase the funding amount based on the Company’s sole discretion at such a time that the borrower requests additional funding. The parties also entered into a support services agreement under which the Company will provide management and advisory services for a set monthly fee. The February 2024 Loan Agreement provides the Company with the option to convert the outstanding balance into equity interests of the borrower, up to 100%, as may be permissible by applicable regulations at such time.
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

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

The Company determined that it is the primary beneficiary based on the terms and provisions of these agreements and has a variable interest in the Illinois Partnership, which, therefore, met the criteria for consolidation as of such date. The Illinois Partnership held no assets at the time the agreements were entered into and the non-controlling interest was determined to have a de minimis fair value as of that date. The net loss attributable to the non-controlling interest was not significant during 2024. Since the entity is consolidated as a VIE, the intercompany activity related to the February 2024 Loan Agreement and the related support services agreement is eliminated in consolidation.
Recent Activity
Refer to Note 4, “Acquisitions,” for additional information regarding certain transactions that are consolidated as of December 31, 2024.
In December 2024, the Illinois Partnership entered into a definitive agreement to acquire the membership interests of an entity that anticipates receiving two adult-use licenses in Illinois, subject to regulatory approval. In conjunction with this definitive agreement, the parties entered into certain management services agreements under which the Illinois Partnership will, subject to regulatory approval, provide certain management and advisory services for a set fee. These management services agreements are subject to regulatory review and approval. Total cash consideration for this transaction may be up to $4,000, subject to certain closing adjustments and of which $1,000 was paid at signing in December 2024 and is included within “Other non-current assets” on the Consolidated Balance Sheet as of December 31, 2024. A total of up to $1,500 may be paid upon opening of the associated dispensary locations and a total of up to $1,500 may be paid upon final closing of the associated transaction.
Financial Information
The following tables present the summarized financial information about the Company’s consolidated VIEs which are included in the Consolidated Balance Sheets as of December 31, 2024 and 2023 and Consolidated Statements of Operations for 2024, 2023, and 2022. The underlying entities were determined to be VIEs since the Company possesses the power to direct the significant activities of the VIEs and has the obligation to absorb losses or the right to receive benefits from the VIE. The information below excludes intercompany balances and activity that eliminate in consolidation.

	December 31,
(in thousands)	2024	2023
Current assets	$6,492	$585
Non-current assets	63,334	44,722
Current liabilities	4,558	25,460
Non-current liabilities	13,922	9,516
Deficit attributable to AWH	(8,646)	(3,476)

	Year Ended December 31,
(in thousands)	2024	2023	2022(1)
Revenue, net	$17,066	$33	$261,503
Net (loss) income	(5,170)	(2,888)	31,618
(1)Includes the results of operations for the full year December 31, 2022 associated with a previous VIE that became a wholly-owned subsidiary in December 2022.

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

9. INTANGIBLE ASSETS AND GOODWILL
Intangible Assets

	December 31,
(in thousands)	2024	2023
Finite-lived intangible assets
Licenses and permits	$262,017	$250,867
In-place leases(1)	14,863	19,963
Trade names	380	380
	277,260	271,210
Accumulated amortization:
Licenses and permits	(60,203)	(34,427)
In-place leases(1)	(11,175)	(14,951)
Trade names	(380)	(380)
	(71,758)	(49,758)

Total intangible assets, net(2)	$205,502	$221,452
(1)Reflects the write off of $5,100 of fully amortized intangible assets during 2024 that are no longer in-use.
(2)These intangible assets are being amortized over the expected period of benefit, with a weighted-average remaining life of approximately 7.8 years as of December 31, 2024.
Amortization expense was $27,100, $23,589, and $9,816 during 2024, 2023, and 2022, respectively. Total amortization expense capitalized to inventory was $3,016, $2,790, and $1,804 during 2024, 2023, and 2022, respectively. At December 31, 2024 and 2023, $994 and $916, respectively, of amortization expense remained capitalized as part of inventory.
No impairment indicators were noted during 2024, 2023, or 2022 and, as such, we did not record any impairment charges.
Estimated Annual Amortization Expense for Each of the Next Five Years

	2025	2026	2027	2028	2029
Estimated amortization expense(1)	$26,897	$26,978	$26,978	$26,978	$26,617
(1)Estimated amortization expense based on intangible assets recognized as of December 31, 2024. These amounts could vary as acquisitions of additional intangible assets occur in the future or due to changes in anticipated commencement of operations for certain locations.
Goodwill

(in thousands)
Balance, December 31, 2022	$44,370
Acquisitions	3,168
Balance, December 31, 2023	$47,538
Acquisitions(1)	2,261
Adjustments to purchase price allocation(1)	(200)
Balance, December 31, 2024	$49,599
(1)See Note 4, “Acquisitions,” for additional information.

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

10. LEASES
The components of lease assets and lease liabilities and their classification on our Consolidated Balance Sheets were as follows:

		December 31,
(in thousands)	Classification	2024	2023
Lease assets
Operating leases	Operating lease right-of-use assets	$139,067	$130,556
Finance leases	Property and equipment, net	3,210	1,772
Total lease assets		$142,277	$132,328

Lease liabilities
Current liabilities
Operating leases	Operating lease liabilities, current	$5,469	$3,660
Finance leases	Current portion of debt, net	1,189	496
Non-current liabilities
Operating leases	Operating lease liabilities, non-current	267,221	261,087
Finance leases	Long-term debt, net	2,021	1,196
Total lease liabilities		$275,900	$266,439
The components of lease costs and classification within the Consolidated Statements of Operations were as follows:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Operating lease costs
Capitalized to inventory	$36,531	$34,954	$29,177
General and administrative expenses	4,252	2,775	2,617
Total operating lease costs	$40,783	$37,729	$31,794

Finance lease costs
Amortization of leased assets(1)	$972	$460	$89
Interest on lease liabilities	322	198	43
Total finance lease costs	$1,294	$658	$132
(1)Included as a component of depreciation expense within “General and administrative expenses” on the Consolidated Statements of Operations.
At December 31, 2024 and 2023, $6,886 and $6,028, respectively, of lease costs remained capitalized in inventory. We recognized a gain of $145 during 2022 related to lease terminations, which is included in “General and administrative expenses” on the Consolidated Statements of Operations.
The following table presents information on short-term and variable lease costs:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Total short-term and variable lease costs	$4,087	$4,328	$4,970
Sublease income generated during 2024, 2023, and 2022 was immaterial.

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

The following table includes supplemental cash and non-cash information related to our leases:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$41,501	$37,317	$31,251
Operating cash flows from finance leases	322	198	43
Financing cash flows from finance leases	892	369	69
ROU assets obtained in exchange for new lease obligations
Operating leases	$10,414	$33,004	$35,991
Financing leases	2,410	1,159	971
The following table summarizes the weighted-average remaining lease term and discount rate:

	December 31,
	2024	2023
Weighted-average remaining term (years)
Operating leases	13.3	14.3
Finance leases	2.8	3.0
Weighted-average discount rate
Operating leases	15.1%	15.1%
Finance leases	10.5%	13.7%
The amounts of future undiscounted cash flows related to the lease payments over the lease terms and the reconciliation to the present value of the lease liabilities as recorded on our Consolidated Balance Sheet as of December 31, 2024 are as follows:

(in thousands)	Operating Lease Liabilities	Finance Lease Liabilities
2025	$43,401	$1,456
2026	43,744	1,307
2027	44,913	625
2028	46,125	218
2029	47,034	57
Thereafter	442,671	—
Total lease payments	667,888	3,663
Less: imputed interest	395,198	453
Present value of lease liabilities	$272,690	$3,210

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

(in thousands)	2025	2026	2027	2028	2029	Thereafter	Total
Cash payments due under financing liabilities	$2,521	$2,592	$2,665	$2,741	$2,069	$7,319	$19,907
Recent Transactions
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
In June 2022, the Company sold and subsequently leased back two of its capital assets in Pennsylvania for total proceeds of $3,825, excluding transaction costs. Each transaction met the criteria for sale leaseback treatment. The leases were recorded as operating leases and resulted in a total lease liability and ROU asset of $2,102. Each of the lease agreements provide for a capital expenditure allowance of up to $3,000. The rent payments due under each lease will increase by a percentage of the capital expenditure allowance as funding occurs, and, therefore, each lease will be reassessed and remeasured as a modification upon such funding. During 2022, we received a total of $3,690 under the capital expenditure allowance that was recorded as a tenant improvement allowance and, based on the modified lease terms, resulted in $1,880 of additional lease liabilities and a net gain of $384, which is included in “General and administrative expenses” on the Consolidated Statement of Operations. During 2023, we received a total of $1,990 under the capital expenditure allowance that was recorded as a tenant improvement allowance, and, based on the modified lease terms, resulted in $1,075 of additional lease liabilities, a reduction of $366 to the ROU asset, and a net gain of $549. No additional amounts were received under the capital expenditure allowance during 2024.
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

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

11. DEBT

	December 31,
(in thousands)	2024	2023
2024 Term Notes	$235,000	$—
2021 Credit Facility	60,000	275,000
Finance liabilities	18,100	18,100
Sellers’ notes	11,060	18,591
Finance leases	3,210	1,692
Financing Agreement	1,964	1,766
Total debt	$329,334	$315,149

Current portion of debt	$74,213	$11,148
Less: unamortized deferred financing costs	332	—
Current portion of debt, net	$73,881	$11,148

Long-term debt	$255,121	$304,001
Less: unamortized deferred financing costs	20,579	6,436
Long-term debt, net	$234,542	$297,565
2024 Term Notes
On July 16, 2024, the Company issued $235,000 in aggregate principal of senior secured notes due July 16, 2029 (the “2024 Term Notes”) through a private placement (the “2024 Notes Offering”) pursuant to an indenture agreement (the “July 2024 Loan Agreement”). The 2024 Term Notes were issued at 94.75% of face value and do not require scheduled principal amortization payments. The 2024 Term Notes bear interest at a rate of 12.75% per annum, payable semi-annually in arrears on January 15 and July 15 of each year until the maturity date, commencing on January 15, 2025, unless earlier prepaid in accordance with the terms of the July 2024 Loan Agreement. The total of the original issue discount and other capitalized direct financing fees was approximately $21,200 and will be amortized over the associated term using the straight-line method, which approximates the interest method. The Company utilized the proceeds from the 2024 Notes Offering, along with cash on hand, to prepay $215,000 of borrowings outstanding under the 2021 Credit Facility, as further described below. The 2024 Term Notes were funded by a combination of new and existing lenders. Borrowings from these existing lenders were accounted for as a modification of existing debt. The Company incurred approximately $3,600 of other expenses associated with this transaction that are included within “General and administrative expenses” on the Consolidated Statements of Operations for 2024.
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
Pursuant to the July 2024 Loan Agreement, the Company has agreed to comply with certain customary covenants, including, but not limited to, restrictions on the Company’s ability to: declare or pay dividends or make certain other payments; purchase, redeem, or otherwise purchase or retire for value any equity interests or any subordinated indebtedness or otherwise make any restricted investment or restricted payment; incur certain indebtedness; create certain liens; consolidate, amalgamate, merge, or transfer all or substantially all of the assets of the Company and certain restricted subsidiaries taken as a whole; enter into certain transactions with affiliates; and engage in certain types of businesses. Additionally, the July 2024 Loan Agreement provides for customary events of default which, if certain of them occur, would permit certain parties, including holders of not less than 25% in aggregate principal of the then-outstanding 2024 Term Notes to declare the principal of, and interest or premium, if any, and any other monetary obligations on, all the then-outstanding 2024 Term Notes to be due and payable immediately. The July 2024 Loan Agreement also requires the Company, on a consolidated basis, to maintain liquidity, consisting of cash and/or cash equivalents plus any future revolving credit availability, at all times in an aggregate amount of at least $20,000, with which the Company was in compliance as of December 31, 2024. The Company is required to comply with certain other financial covenants in contemplation of certain transactions or events, such as acquisitions and other financing activities, as defined within and provided for under the July 2024 Loan Agreement.
In January 2025, the July 2024 Loan Agreement was amended to modify certain terms and provisions, including that the minimum liquidity requirement is to be met as of the last day of each calendar month. The amended terms and provisions were not due to actual or anticipated covenant violations. Additionally, the Company borrowed an additional $15,000 through the issuance of additional term notes (the “January 2025 Term Notes”). The January 2025 Term Notes were issued at 97% of face value and are subject to the same terms and provisions of the July 2024 Loan Agreement, including the interest rate and maturity date thereunder.
2021 Credit Facility
On August 27, 2021, the Company entered into a credit agreement with a group of lenders (the “2021 Credit Agreement”) that provided for an initial term loan of $210,000, which was borrowed in full. The 2021 Credit Agreement provided for an expansion feature that allowed the Company to request an increase in the term loan outstanding up to $275,000 if the then-existing lenders (or other lenders) agreed to provide such additional term loans. During the second quarter of 2022, the Company borrowed an additional $65,000 pursuant to this expansion feature (the “2022 Loans” and, together with the initial term loan, the “2021 Credit Facility”).
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
Proceeds from the initial term loan under the 2021 Credit Facility were used, in part, to repay certain then-outstanding debt obligations and, together with the 2022 Loans, fund working capital and general corporate matters, including, but not limited to, growth investments, acquisitions, capital expenditures, and other strategic initiatives.

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
The 2021 Credit Agreement requires mandatory prepayments from the proceeds of certain events, including: (i) indebtedness that is not permitted by the 2021 Credit Agreement; and (ii) asset sales and casualty events, subject to customary reinvestment rights. The Company may prepay the 2021 Credit Facility at any time, subject to (a) a customary make-whole payment if paid prior to February 27, 2023 (which did not occur), (b) a prepayment premium equal to 4.75% of the principal amount prepaid if paid after February 27, 2023 but prior February 27, 2024 (which did not occur), and (c) a prepayment premium of 2.375% if paid after February 27, 2024 but prior to February 27, 2025. No prepayment premium is required for prepayment on or after February 27, 2025. Once repaid, amounts borrowed under the 2021 Credit Facility may not be re-borrowed.
In April 2024, the 2021 Credit Agreement was amended to permit the Company to initiate, from time to time and at its discretion, a “Dutch Auction” pursuant to which it may issue a tender offer to existing lenders to re-purchase and retire their loans at a specified discount to par. No such re-purchase has occurred as of the date of filing of this Form 10-K.
In June 2024, the 2021 Credit Agreement was amended to, among other things, permit the Company to issue new senior secured notes. In July 2024, the Company prepaid $215,000 of borrowings outstanding under the 2021 Credit Facility, primarily utilizing the proceeds from the issuance of the 2024 Term Notes, as discussed above. The remaining $60,000 of borrowings outstanding under the 2021 Credit Facility remain outstanding based on the original terms of the 2021 Credit Agreement. The Company recognized, as a component of interest expense, a loss on extinguishment of $5,475, which includes $3,527 of prepayment fees and the write-off of $1,948 of unamortized deferred financing costs that were attributable to those lenders who did not provide funding under the 2024 Term Notes. A total of $1,579 of prepayment fees and $1,428 of previously unamortized deferred financing costs that were associated with existing lenders will remain capitalized and will be deferred over the term of the 2024 Term Notes in accordance with modification treatment. The total prepayment fee of $5,106 is included within “Debt issuance costs” on the Consolidated Statement of Cash Flows for 2024. A total of $943 of unamortized deferred financing costs were associated with the portion of the 2021 Credit Facility that was not prepaid and will be amortized through the remaining term of those loans.
The Company is required to comply with two financial covenants under the 2021 Credit Agreement. The Company may not permit its liquidity (defined as unrestricted cash and cash equivalents pledged under the 2021 Credit Facility plus any future revolving credit availability) to be below $20,000 as of the last day of any fiscal quarter. Additionally, the Company may not permit the ratio of Consolidated EBITDA (as defined in the 2021 Credit Agreement) to consolidated cash interest expense for any period of four consecutive fiscal quarters to be less than 2.00:1.00 for the period ending December 31, 2021 and increased to not less than 2.50:1.00 for the period ending June 30, 2022 and thereafter. The Company has a customary equity cure right for each of these financial covenants. The Company is in compliance with these covenants as of December 31, 2024.
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
Sellers’ Notes
Sellers’ notes consist of amounts owed for acquisitions or other purchases. Sellers’ notes includes the OPA Sellers’ Note which had a balance of $11,000 included in “Current portion of debt, net” as of December 31, 2024 and $9,705 that was included in “Long-term debt, net” as of December 31, 2023. The $11,000 OPA Sellers’ Note was recorded net of an initial discount of $3,010 that was calculated as of the transaction date utilizing the Company’s estimated incremental borrowing rate based on the anticipated close date and was accreted to interest expense over an expected term. Additionally, as of December 31, 2024 sellers’ notes includes the remaining amount payable related to the Massachusetts Purchase Agreement. Refer to Note 4, “Acquisitions,” for additional information regarding these transactions.
Sellers’ notes outstanding as of December 31, 2023 also included a total of $8,100 related to the acquisition of two additional licenses in Illinois that was included in “Current portion of debt, net” and which were paid during 2024, as further described in Note 4, “Acquisitions.” Additionally, during 2024 we repaid the final $786 that remained outstanding as of December 31, 2023 for the purchase of a previous non-controlling interest.
Finance Leases
Finance leases consist of liabilities related to finance lease arrangements. See Note 10, “Leases,” for additional information.
Financing Agreement
In December 2022, the Company received $19,364 pursuant to a financing agreement with a third-party lender (the “Financing Agreement”). The Company assigned to the lender its interests in an employee retention tax credit claim (the “ERTC Claim”) that it submitted in November 2022 totaling approximately $22,794. If the Company does not receive the ERTC Claim, in whole or in part, the Company is required to repay the related portion of the funds received plus interest of 10% accrued from the date of the Financing Agreement through the repayment date. The Financing Agreement does not have a stated maturity date and the discount is being accreted to interest expense over an expected term. The Company’s obligations under the Financing Agreement will be satisfied upon receipt of the ERTC Claim, in full, or other full repayment. The total claim amount of $22,794 was recognized as a component of “Other, net” on the Consolidated Statements of Operations during 2023. The Company received $20,830 of the ERTC Claim during 2023, which was remitted to the lender per the terms of the Financing Agreement. A total of $1,964 of the ERTC Claim remains outstanding as of December 31, 2024 and 2023, which receivable is included in “Other current assets” on the Consolidated Balance Sheets at each date, and the balance outstanding under the Financing Agreement is included in “Current portion of debt, net” as of December 31, 2024 and 2023.
Debt Maturities
In addition to the activity described above, during 2023 we repaid $8,000 of sellers’ notes related to the final holdback payment for an acquisition from 2020 and $2,358 of sellers’ notes related to the former owners of a previous non-controlling interest. During 2022, we repaid a total of $24,839 of sellers’ notes related to two previous acquisitions and $3,143 of sellers’ notes related to the former owners of a previous non-controlling interest.

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

As of December 31, 2024, the following cash payments are required under our debt arrangements:

(in thousands)	2025	2029	Total
Sellers’ notes(1)	$11,060	$—	$11,060
Term note maturities	60,000	235,000	295,000
(1)Certain cash payments include an interest accretion component. The timing of certain payments may vary based on regulatory approval of the underlying transactions.
The table above excludes the remaining amount due under the Financing Arrangement, as the timing of the repayment is uncertain.
Interest Expense
Interest expense during 2024, 2023, and 2022 consisted of the following:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Cash interest	$30,729	$25,992	$24,524
Accretion	6,321	8,486	3,576
Loss on extinguishment of debt(1)	5,475	—	2,180
Interest on financing liabilities(2)	2,416	2,308	2,113
Interest on finance leases	322	198	43
Total	$45,263	$36,984	$32,436
(1)The amount recorded for 2024 includes $3,527 of pre-payment fees associated with the partial extinguishment treatment of the pre-payment made under the 2021 Credit Facility and the write-off of $1,948 of unamortized deferred financing costs. The amount recorded for 2022 includes the non-cash write-off of unamortized deferred financing costs.
(2)Interest on financing liabilities related to failed sale leaseback transactions. See Note 10, “Leases,” for additional details.
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
On May 4, 2021, the Company completed an Initial Public Offering (“IPO”) of its Class A common stock, in which it issued and sold 10,000 shares of Class A common stock at a price of $8.00 per share. On May 7, 2021, the underwriters exercised their over-allotment option in full and we issued and sold an additional 1,500 shares of Class A common stock. We received total net proceeds of approximately $86,065 after deducting underwriting discounts and commissions and certain other direct offering expenses paid by us. In connection with the IPO, the historical common units and preferred units then-outstanding automatically converted into shares of Class A common stock on a one-for-one basis, except certain historical preferred units that converted at a rate of one plus 1.5x, divided by the IPO price of $8.00 per share. Additionally, the Company’s then-outstanding convertible promissory notes, plus accrued interest, converted into shares of Class A common stock in accordance with the terms of such convertible notes.
The following table summarizes the total shares of Class A common stock and Class B common stock outstanding as of December 31, 2024 and 2023:

	December 31,
(in thousands)	2024	2023
Shares of Class A common stock	204,961	206,810
Shares of Class B common stock	65	65
Total	205,026	206,875

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

In December 2024, the Company completed a non-brokered private transaction with a single investor through which it repurchased and retired 11,000 shares of Class A common stock for an aggregate of $2,750, which shares represented approximately 5% of the then-outstanding shares of Class A common stock. Additionally, in December 2024, the Company’s Board authorized a share buyback program (the “Buyback Program”) which permits the Company to repurchase up to the lesser of: (i) 10,216 shares of the Company’s Class A common stock; and (ii) $2,250 worth of shares of Class A common stock, in the open market pursuant to a normal course issuer bid, subject to applicable legal, regulatory, and contractual requirements. The total number of shares purchased, timing of purchases, and share prices are dependent upon market conditions and business considerations, any applicable securities law requirements, CSE rules, and any determination of best use of cash available at the time. Any such shares purchased will be retired. The Buyback Program will expire on January 1, 2026, and may be suspended, terminated, or modified at any time for any reason and the Company is under no obligation to purchase any such shares for the duration of the Buyback Program. As of December 31, 2024, no shares had been repurchased under the Buyback Program.
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
Warrants
The following table summarizes the warrants activity during 2024, 2023, and 2022:

	Number of Warrants (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Exercise Period (years)	Aggregate Intrinsic Value (in thousands)(1)
Balance, December 31, 2021(2)	3,531	$4.00	2.0	$9,216
Granted(3)	3,318	3.07
Expired/Cancelled	(1,109)	4.00
Balance, December 31, 2022	5,740	$3.46	2.7	$—
Expired	(1,172)	4.00
Balance, December 31, 2023	4,568	$3.33	2.3	$—
Cancelled	(1,291)	3.10
Balance, December 31, 2024	3,277	$3.42	1.2	$—
(1)Amount by which the closing market price of our Class A common stock exceeds the exercise price for the referenced dates. No intrinsic value is presented when the fair value of the warrants outstanding does not exceed the exercise price for the referenced dates.
(2)In conjunction with the Conversion during 2021, the holders of warrants to acquire 3,531 common units at an exercise price of $4.00 received warrants to acquire an equal number of shares of Class A common stock (the “Historical Warrants”), of which 1,250 remained outstanding as of December 31, 2024. The Historical Warrants are equity-classified instruments, are subject to customary anti-dilution adjustments, are stand-alone instruments, and are not part of the terms of the notes to which they were originally issued (as applicable). The Historical Warrants had an estimated total fair value of $237 at issuance, which was calculated using a Black-Scholes model and included significant assumptions such as volatility ranging from 69.2% to 108.4% and risk-free rates ranging from 0.17% to 2.17%.
(3)In June 2022, in connection with the 2022 Loans (refer to Note 11, “Debt”), the Company issued warrants to purchase up to 3,130 shares of Class A common stock (the “2022 Warrants”). Each of the 2022 Warrants is exercisable for one share of Class A common stock at an exercise price of $3.10 per share. The 2022 Warrants were exercisable upon issuance and have a four year term. The 2022 Warrants had a total estimated fair value of $2,639 at issuance, which was calculated using a Black-Scholes model and included significant assumptions such as volatility of 70% and a risk-free rate of 3.0%. Cashless

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

exercise was permitted only if there was no effective registration statement registering the resale of the shares issued upon exercise, which registration statement was declared effective in December 2022 prior to any exercise. The Company will have the option to require the holders to exercise the 2022 Warrants if, after the first anniversary of the issuance, the 30-day volume-weighted average price of the Company’s Class A common stock exceeds $6.50 per share. The 2022 Warrants are equity-classified instruments, are subject to customary anti-dilution adjustments, are stand-alone instruments, and are not part of the notes with which they were originally issued. In December 2024, the Company entered into a warrant cancellation agreement with one of the holders of the 2022 Warrants to cancel warrants to acquire 1,291 shares of Class A common stock in exchange for a payment representing the par value of those underlying shares.
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
13. EQUITY-BASED COMPENSATION EXPENSE
Equity Incentive Plans
2020 Equity Incentive Plan
The Company adopted an incentive plan in November 2020 (the “2020 Plan”) which authorized the issuance of incentive common unit options and restricted common units (collectively, “Awards”). The maximum number of Awards to be issued under the 2020 Plan was 10,031 and a total of 9,994 Awards were granted. No additional Awards were granted under the 2020 Plan after the adoption of the 2021 Plan, as further described below. As of December 31, 2023, there were no unvested Awards and no remaining unrecognized compensation cost associated with the Awards. The Awards generally vested over two or three years and the estimated fair value of the Awards at issuance was recognized as compensation expense over the related vesting period. Upon adoption of the 2020 Plan, a total of 1,619 incentive units that were granted under a previous incentive plan were cancelled and converted into restricted common units that were considered fully issued and outstanding. In conjunction with the Conversion, the holders of the restricted common units issued under the 2020 Plan received one restricted share of Class A common stock (a “Restricted Common Share”) for each restricted common unit held immediately prior to the Conversion.
The following table summarizes the restricted common shares activity during 2023 and 2022:

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
On March 9, 2023, the Company’s board of directors unanimously approved, subject to stockholder approval, an amendment to the 2021 Plan (the “Amendment” and together with the 2021 Plan, the “Amended 2021 Plan”) to increase the maximum number of shares of Class A common stock available for issuance under the Amended 2021 Plan to an amount not to exceed 10% of the total number of issued and outstanding shares of Class A common stock, on a non-diluted basis, as constituted on the grant date of an award pursuant to the Amended 2021 Plan. On May 5, 2023, the stockholders of the Company voted to approve the Amendment. As of December 31, 2024, there were 11,347 shares of Class A common stock available for grant for future equity-based compensation awards under the Amended 2021 Plan. Activity related to awards issued under the Amended 2021 Plan is further described below.
Stock Appreciation Rights
SAR Awards provide the holder a right to receive upon exercise the excess of (i) the fair market value of one share of common stock on the date of exercise over (ii) the grant price of the SAR Awards as specified, which price shall not be less than the closing market value of one share of common stock on the date of grant, except in certain circumstances. The grant price, term, methods of exercise, dates of exercise, methods of settlement, and any other terms and conditions of any SAR Awards are determined at issuance. We determine the fair value of SAR Awards on the grant date using an option pricing model. As of December 31, 2024, no SAR Awards have been granted.
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

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

The following table summarizes stock option activity during 2024, 2023, and 2022 :

	Options Outstanding
(in thousands, except per share amounts)	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value(1)
Outstanding, December 31, 2021	—	$—	—	$—
Granted	2,429	3.36
Forfeited	(387)	3.69
Outstanding, December 31, 2022	2,042	$3.29	4.4	$—
Granted	3,195	0.85
Exercised	(219)	0.85		$60
Forfeited	(726)	1.85
Expired	(282)	2.40
Outstanding, December 31, 2023	4,010	$1.80	3.9	$353
Exercised	(206)	0.85		$8
Forfeited	(161)	1.17
Expired	(391)	2.74
Outstanding, December 31, 2024	3,252	$1.78	3.0	$—
Exercisable at December 31, 2024	2,702	$1.88	2.9	$—
(1)Based on the amount by which the closing market price of our Class A common stock exceeds the exercise price on each date indicated.
Total unrecognized stock-based compensation expense related to unvested options was $250 as of December 31, 2024, which is expected to be recognized over a weighted-average remaining period of 1.9 years.
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
RSAs and RSUs may be credited with dividends or dividend equivalents, which entitle the grantee to receive payments (in cash, shares, other securities, other awards, or other property, as determined by the Company) equivalent to the amount of cash dividends paid by the Company, as applicable. Any dividend and dividend equivalents may be accrued but not paid to the grantee until all conditions or restrictions on the related RSAs or RSUs have been satisfied, waived, or lapsed. No RSAs have been granted as of December 31, 2024.
The following table summarizes the RSU activity during 2024, 2023, and 2022:

	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value per Share
Unvested, December 31, 2021	6,329	$10.48
Granted	5,522	3.21
Vested(1)	(4,003)	6.25
Forfeited	(1,386)	5.93
Unvested, December 31, 2022	6,462	$7.62
Granted	11,877	0.92
Vested(1)	(4,333)	6.04
Forfeited	(1,985)	4.11
Unvested, December 31, 2023	12,021	$2.15
Granted	14,603	1.15
Vested(1)	(13,628)	2.08
Forfeited	(7,098)	1.13
Unvested, December 31, 2024	5,898	$1.06
(1)Includes 4,683, 1,402, and 1,420 shares that vested during 2024, 2023, and 2022, respectively, that were withheld to cover tax obligations and were subsequently cancelled.
As of December 31, 2024, total unrecognized compensation cost related to the RSUs was $4,936, which is expected to be recognized over a weighted-average remaining period of 2.6 years.

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

Performance Based Awards
In August 2023, the Company’s board of directors approved the grant of 4,000 RSUs outside of the Company’s Amended 2021 Plan (the “August 2023 Grant”). The August 2023 Grant was issued pursuant to an employment agreement and were to vest upon the later of the second anniversary of employment and the achievement of certain stock price targets. Continued service to the Company was required as of the date that the conditions were satisfied. The August 2023 Grant was forfeited in August 2024 following the cessation of the associated service to the Company and $638 of associated equity-based compensation expense was reversed during 2024.
In August 2024, the Company’s board of directors approved an award of 3,000 RSUs pursuant to an employment agreement that were not granted as of December 31, 2024 or as of the date of filing of this Annual Report. These awards, once granted, will be subject to certain vesting conditions, including the achievement of certain stock price targets and continued service to the Company.
Compensation Expense by Type of Award
The following table details the equity-based compensation expense by type of award during 2024, 2023, and 2022:

	Year Ended December 31,
(in thousands)	2024	2023	2022
RSUs(1)	$16,923	$18,627	$18,004
Stock Options	1,691	1,034	557
Restricted Common Shares	—	115	270
Other(2)	—	—	148
Total equity-based compensation expense	$18,614	$19,776	$18,979
(1)The 2023 expense amount includes $2,838 related to 2023 annual performance bonuses, which is included within “accounts payable and accrued liabilities” on the Consolidated Balance Sheet at December 31, 2023. These RSUs were subsequently issued in 2024 and were fully vested at issuance with a value of $3,304, with the difference reflected as a change in estimate that is included within “General and administrative expenses” on the Consolidated Statements of Operations for 2024. The expense amount for 2022 reflects a change in estimate of $632 that is included as a reduction to equity-based compensation expense and is included within “General and administrative expenses” related to RSUs that were issued in 2022 for the 2021 annual performance bonus, which vested at issuance with a value of $7,959.
(2)The 2022 expense amount relates to warrants granted to a Board member, see Note 12, “Stockholders’ Equity,” for additional information.
Of the total equity-based compensation expense, $7,793, $7,943, and $7,611 was capitalized to inventory during 2024, 2023, and 2022 respectively. As of December 31, 2024 and 2023, $2,102 and $1,968, respectively, remained capitalized in inventory. During 2024, 2023, and 2022 we recognized $10,821, $11,833, and $11,368, respectively, within “General and administrative expenses” on the Consolidated Statements of Operations and we recognized $7,659, $6,511, and $11,889, respectively, within “Cost of goods sold.”
Employee Stock Purchase Plan
In July 2021, the Company also adopted an employee stock purchase plan (the “2021 ESPP”), pursuant to which 4,000 shares of Class A common stock are reserved for issuance thereunder, subject to certain adjustments and other terms. No shares have been issued under the 2021 ESPP as of December 31, 2024.

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

14. INCOME TAXES
The following table sets forth the components of income tax expense:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Current taxes:
Federal	$55,297	$43,143	$35,067
State	2,181	2,561	12,381
Deferred taxes:
Federal	(6,391)	(7,916)	(3,685)
State	(5,915)	(4,334)	(2,070)
Total income tax expense	$45,172	$33,454	$41,693
The Internal Revenue Service has taken the position that cannabis companies are subject to the limitations of IRC Section 280E, under which such companies are only allowed to deduct expenses directly related to the sales of product (cost of goods sold). This results in permanent differences between ordinary and necessary business expenses deemed non-allowable under IRC Section 280E and those allowed for financial statement reporting purposes (“book-to-tax” differences). Cannabis companies operating in states that align their tax codes with IRC Section 280E are also unable to deduct ordinary and necessary business expenses for state tax purposes. Ordinary and necessary business expenses deemed non-deductible under IRC Section 280E are treated as permanent book-to-tax differences. Therefore, the effective tax rate on income realized by cannabis companies can be highly variable and may not necessarily correlate with pre-tax income or loss. Effective during 2023, Illinois and New Jersey, two states in which the Company has significant operations, began permitting cannabis businesses to deduct ordinary and necessary business expenses from gross profit for state tax purposes. As such, the effective tax rate for 2023 reflects a benefit from this change and varies from the effective rate for 2022.
The following table sets forth a reconciliation of income tax at the federal statutory rate to recorded income tax expense:

	Year Ended December 31,
($ in thousands)	2024	2023	2022
Loss before income taxes	$(39,822)	$(14,760)	$(39,206)
U.S. Statutory Rate	21%	21%	21%
Recovery based on Statutory Rate	$(8,363)	$(3,100)	$(8,233)
Expense (recovery) resulting from:
State and local income taxes	(3,734)	(1,773)	10,311
Uncertain tax position, inclusive of interest and penalties	51,127	40,149	—
Expenses disallowed under IRC Section 280E	—	—	34,346
(Refundable) nondeductible penalties and interest	—	(658)	3,046
Equity-based compensation shortfall	980	1,322	904
Acquisition-related adjustments	—	(3,150)	—
Other permanent differences	1,960	429	437
Nondeductible executive compensation	3,202	267	—
Nondeductible litigation settlement	—	—	1,050
Other, net	—	(32)	(168)
Income tax expense	$45,172	$33,454	$41,693

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

The following tables set forth the components of deferred income taxes:

	December 31,
(in thousands)	2024	2023
Deferred tax assets attributable to:
Operating lease liabilities	$67,439	$67,192
Acquired intangible assets	3,964	4,421
Equity-based compensation	184	906
State and local net operating loss carryforwards	873	707
Property and equipment	686	470
Loyalty program	425	402
Other	3,868	786
Gross deferred tax assets	77,439	74,884
Valuation allowance	—	—
Total deferred tax assets	$77,439	$74,884

Deferred tax liabilities attributable to:
Goodwill and other acquired intangible assets	$(46,620)	$(52,686)
Property and equipment	(24,969)	(29,008)
Operating lease right-of-use assets	(29,289)	(28,779)
Tenant improvement allowance	—	(156)
Total deferred tax liabilities	$(100,878)	$(110,629)

Net deferred tax liabilities	$(23,439)	$(35,745)
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
As of December 31, 2024, the Company has gross state and local net operating loss carryforwards totaling $38,202, which begin to expire in 2026. The Company files income tax returns in the United States and various state and local jurisdictions, which jurisdictions have varying statutes of limitations. The U.S. federal statute of limitations remains open for tax years 2020 and forward. The state and local statutes of limitations generally remain open for tax years 2020 and forward.
The Company operates in a number of domestic tax jurisdictions and is subject to examination of its income tax returns by tax authorities in these jurisdictions who may challenge any item of those returns. Because tax matters that may be challenged by tax authorities are typically complex, the ultimate outcome of these challenges is uncertain. The Company accounts for uncertain tax positions by recognizing the financial statement effects of a tax position only when, based upon technical merits, it is more-likely-than-not that the position will be sustained upon examination. The Company evaluates uncertain tax positions on a quarterly basis and adjusts the level of the liability to reflect any subsequent changes in the relevant facts surrounding the uncertain positions. The measurement of the uncertain tax position is based on the largest benefit amount to be realized upon settlement of the matter. If payment ultimately proves to be unnecessary, then the reversal of the liabilities would result in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary. If the Company’s estimate of tax liabilities proves to be less than the ultimate assessment, then a further charge to income tax expense may result. As of December 31, 2024 and 2023, the Company recorded an uncertain tax liability for uncertain tax positions primarily related to the treatment of certain transactions and deductions under IRC Section 280E based on legal interpretations that challenge the Company’s tax liability under IRC Section 280E. These uncertain tax positions are included within “Other non-current liabilities” on the Consolidated Balance Sheets.

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

The following table shows a reconciliation of the beginning and ending amount of unrecognized tax benefits:

Balance, December 31, 2022	$—
Additions for tax positions related to the current year	35,367
Additions for tax positions related to prior years	37,588
Balance, December 31, 2023	$72,955
Additions for tax positions related to the current year	38,289
Additions for tax positions related to prior years(1)	38,163
Balance, December 31, 2024	$149,407
(1)Includes approximately $27,000 of IRC Section 280E refunds received during 2024.
A total of $20,168 of interest and penalties is accrued for the uncertain tax positions as of December 31, 2024, which includes $14,744 related to the current year and $5,424 for the prior years. Of the $5,424 of interest and penalties accrued as of December 31, 2023, $4,782 was related to that year and $642 related to prior years. The Company has been selected for examination of its amended tax returns filed with these unrecognized tax benefits but does not currently anticipate its unrecognized tax benefits to be resolved within the next twelve months and anticipates that the total amount of unrecognized tax benefits may change within the next twelve months for additional uncertain tax positions taken on a go-forward basis. If favorably resolved, then the unrecognized tax benefits would decrease the Company’s effective tax rate.
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
In conjunction with an acquisition in December 2021, the Company entered into a supply agreement with a producer and supplier of medical cannabis products in Ohio (the “Ohio Supply Agreement”) with an initial expiration date of August 2028. Under the Ohio Supply Agreement, the Company will purchase products from the supplier that results in 7.5% of the Company’s monthly gross sales of all products in its Ohio dispensaries for the first five years, and 5% for the remaining term. The Company can establish the selling price of the products and the purchases are made at the lowest then-prevailing wholesale market price of products sold by the supplier to other dispensaries in Ohio.
Indemnifications
We are party to a variety of agreements under which we may be obligated to indemnify the other party for certain matters. These agreements are primarily standard indemnification arrangements entered into in our ordinary course of business. Pursuant to these arrangements, we may agree to indemnify, hold harmless, and reimburse the indemnified parties for losses suffered or incurred by the indemnified party. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management team that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications, and such costs would only be recognized as incurred. During 2024, 2023, and 2022, the Company paid for certain legal fees on behalf of certain officers of the Company who were parties to an employment related claim with a related party entity. These legal fees were not material and the matter was resolved during 2024.

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

Legal and Other Matters
The Company’s operations are subject to a variety of local and state regulations. Failure to comply with one or more of those regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company ceasing operations. While management believes that the Company is in compliance with applicable local and state regulations as of December 31, 2024 in all material respects, cannabis regulations continue to evolve and are subject to differing interpretations, and accordingly, the Company may be subject to regulatory fines, penalties, or restrictions in the future.
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
The Company may be, from time to time, subject to various administrative, regulatory, and other legal proceedings arising in the ordinary course of business. Contingent liabilities associated with legal proceedings are recorded when a liability is probable and the contingent liability can be estimated. We do not accrue for contingent losses that, in our judgment, are considered to be reasonably possible but not probable. At December 31, 2024 there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on our consolidated results of operations, other than as disclosed below.
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
On February 2, 2024, the Court issued a Decision and Order denying MedMen’s motion for leave to file its third amended counterclaims. On February 21, 2024, the current counsel-of-record for MedMen filed an order to show cause with the Court seeking leave to withdraw as counsel and stay proceedings for thirty days to permit MedMen time to obtain new counsel. On March 20, 2024, the Court granted such withdrawal motion and designated April 25, 2024 as the deadline for MedMen to obtain new counsel, which, as of the date of filing of this Form 10-K, has not occurred.
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
Following the Company’s decision to no longer consummate the contemplated transactions during 2022, the Company expensed a total of $1,704 of capitalized costs, primarily consisting of capital expenditures or deposits that were incurred for certain locations. Additionally, during 2022 the Company established an estimated reserve of $3,700 related to amounts that it has been actively pursuing collecting. The write-off and reserve are each included within “General and administrative expenses” on the Consolidated Statements of Operations and within “Other” on the Consolidated Statements of Cash Flows for 2022 and the reserve is included within “Other current assets” on the Consolidated Balance Sheet as of December 31, 2023. During 2024, the Company increased the estimated reserve by $5,447, which is included within “General and administrative expenses” on the Consolidated Statements of Operations and within “Other” on the Consolidated Statements of Cash Flows. The total reserve as of December 31, 2024 is reflective of all outstanding balances and, of which, $2,422 is included within “Notes receivable” on the Consolidated Balance Sheet, $6,695 is included within “Other current assets,” and the remainder is included within “Other non-current assets.”
Previous Matters
TVP Settlement
In April 2021, the Company, through a subsidiary, entered into a settlement agreement with TVP, LLC, TVP Grand Rapids, LLC and, TVP Alma, LLC (collectively, the “TVP Parties”) regarding a dispute related to a purchase agreement for the Company’s potential acquisition of certain real estate properties in Michigan. As part of that settlement, the Company issued historical equity units to the TVP Parties to be held in the name of an escrow agent (the “Escrow Units”). The Escrow units were fully issued and outstanding as of the settlement date and were to remain in the escrow account until such time as the TVP Parties exercised an option to hold the Escrow Units directly (the “Put Option”), which could be exercised for three years. In February 2024, the TVP Parties notified the Company that they were exercising the Put Option and the transfer was completed in May 2024, at which time the Escrow Units were released to the TVP Parties and the TVP Parties transferred to the Company the equity interests of the entities that hold the three real estate properties. The underlying properties were determined to have a total fair value of $5,400 as of the settlement date, which was included within “Other non-current assets” on the Consolidated Balance Sheet as of December 31, 2023 and was reclassified to “Property and equipment, net” as of the transfer date. Prior to the completion of the transfer, the Company operated dispensaries at these locations pursuant to lease agreements, which operations will continue at the now-owned properties.

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

Stockholder Dispute
In April 2022, the Company entered into a settlement agreement related to a stockholder dispute that arose in 2021. The settlement total of $5,000 is included within “Settlement expense” on the Consolidated Statement of Operations for 2022 and was paid in May 2022.
16. RELATED PARTY TRANSACTIONS
There were no significant related party transactions during 2024, 2023, and 2022, other than as disclosed in Note 6, “Notes Receivable,” and Note 12, “Stockholders’ Equity.”
17. SUPPLEMENTAL INFORMATION
The following table presents supplemental information regarding our other current assets:

	December 31,
(in thousands)	2024	2023
Prepaid expenses	$5,497	$7,270
Deposits and other receivables	4,706	9,302
Construction deposits	375	569
Other	350	2,503
Total	$10,928	$19,644
The following table presents supplemental information regarding our accounts payable and accrued liabilities:

	December 31,
(in thousands)	2024	2023
Accounts payable	$26,414	$34,687
Accrued interest	13,835	—
Accrued payroll and related expenses	8,204	21,306
Fixed asset purchases	1,977	5,738
Other	9,005	9,381
Total	$59,435	$71,112
The following table presents supplemental information regarding our general and administrative expenses:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Compensation	$76,240	$74,688	$61,503
Depreciation and amortization	34,979	29,534	14,095
Rent and utilities	22,842	21,432	21,974
Professional services	19,418	13,215	17,110
Insurance	5,536	5,175	5,586
Marketing	4,687	4,380	3,445
Loss (gain) on sale of assets	16	(226)	345
Other	15,758	10,541	13,031
Total	$179,476	$158,739	$137,089

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
In January 2025, the Illinois Partnership entered into a definitive agreement to acquire a conditional adult-use license in Illinois, subject to regulatory approval. Total cash consideration for this transaction is $1,900, which is due at final closing and is subject to certain closing adjustments. In conjunction with this definitive agreement, the parties entered into certain management services agreements under which, subject to regulatory approval, the Illinois Partnership will provide certain management and advisory services for a set fee. The parties also entered into a working capital loan and security agreement, under which the Illinois Partnership may loan up to $3,650 for the build-out of the associated dispensary, which loan has a five year maturity, if not otherwise settled, bears interest at a rate of 12.5% per annum, and provides for a default interest penalty of an additional 6.0% and a repayment fee of 10.0%. The Company is evaluating the accounting treatment of this transaction to determine if it meets the criteria for consolidation.
In January 2025, the Illinois Partnership entered into definitive agreements to acquire an adult-use dispensary and a conditional adult-use license in Illinois, subject to regulatory approval. The parties also entered into certain management services agreements under which the Illinois Partnership will, subject to regulatory approval, provide certain management and advisory services for a set fee. Total cash consideration for these transactions is $5,000, of which $2,500 is payable upon the regulatory approval of the management services agreements and the remainder is due at final closing, subject to certain closing adjustments. The agreements also provide for an earnout payment based on the achievement of certain financial metrics. The Company is evaluating the accounting treatment of this transaction to determine if it meets the criteria for consolidation.
In February 2025, the Company entered into a loan agreement pursuant to which the Company may provide up to $2,500 of financing (the “February 2025 NJ Loan Agreement”) to a third party (“New Jersey Partnership Two”). Borrowings under the February 2025 NJ Loan Agreement are secured by substantially all of the assets and equity interests of the borrower and borrowings bear interest at a rate of 20% per annum. The February 2025 NJ Loan Agreement provides for customary events of default, contains certain covenants and other restrictions, and provides for a default penalty of an additional 6% interest. Borrowings are due on the tenth anniversary of the February 2025 NJ Loan Agreement. The February 2025 NJ Loan Agreement provides the Company with conversion options to obtain to 100% of the equity interests in the borrower at any time through the maturity date, subject to certain provisions and as may be permitted by applicable regulations. The February 2025 NJ Loan Agreement also provides the Company with certain financial distributions based on the borrower’s results of operations. The Company and New Jersey Partnership Two entered into a purchase agreement to acquire an entity that received licensing approvals for operation of an adult-use dispensary, subject to regulatory approval, for $650 of cash consideration. The Company is evaluating the accounting treatment of this transaction to determine if it meets the criteria for consolidation.
In February 2025, pursuant to a loan agreement through which the Company may provide funding (the “February 2025 Loan Agreement”), at its sole discretion to a third party, the third party entered into a definitive agreement through which it anticipates acquiring, subject to certain regulatory approvals and closing conditions, two adult-use dispensaries for total consideration of $7,850, payable in cash and subject to certain closing adjustments including the settlement of a note outstanding. This transaction also provides for an earnout payment, payable in cash, in an amount equal to the lesser of $2,000 or three times the Annual EBITDA (as defined) during the one-year period following closing. The February 2025 Loan Agreement provides the Company with the option to convert the outstanding balance into equity interests of the borrower, up to 100%, as may be permissible by applicable regulations at such time. Borrowings under the February 2025 Loan Agreement bear interest at a rate of 20.0% per annum and are secured by substantially all of the then-current or future assets of the borrower, as applicable. The February 2025 Loan Agreement matures ten years from issuance, but may be extended if not otherwise converted prior to maturity, with borrowings and interest not due until such time. This third party held no assets at the time the agreements were entered into. The Company is evaluating the accounting treatment of these transactions.

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
Management has completed its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013) to conduct the required assessment of the effectiveness of the Company’s internal control over financial reporting. Based on this assessment, management concluded that, as of December 31, 2024, the Company’s internal control over financial reporting was effective based on those criteria.
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
d.Changes in Internal Control Over Financial Reporting.
There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the three months ended December 31, 2024, none of our executive officers or directors adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.
Employment Agreement
On March 10, 2025, the Company and Abner Kurtin entered into an amended and restated employment agreement (the “Kurtin Employment Agreement”), effective March 31, 2025, following expiration of Mr. Kurtin’s current employment agreement, dated March 29, 2024.
Pursuant to the Kurtin Employment Agreement, Mr. Kurtin will continue to serve as the Company’s Executive Chairman and will receive an annual base salary of $280,000. Mr. Kurtin will not receive any additional compensation for his service as a member of the Board. The Kurtin Employment Agreement provides for a fixed one-year term of employment.
The foregoing description of the Kurtin Employment Agreement is subject to and qualified in its entirety by reference to the full text of the Kurtin Employment Agreement, which is filed as an exhibit to this Annual Report on Form 10-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item will be included in our definitive proxy statement for our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION.
The information required by this item will be included in our definitive proxy statement for our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be included in our definitive proxy statement for our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this item will be included in our definitive proxy statement for our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this item will be included in our definitive proxy statement for our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
We have filed the following documents as part of this Annual Report on Form 10-K:

Page
1.Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm	102
Consolidated Financial Statements:
Consolidated Balance Sheets	103
Consolidated Statements of Operations	104
Consolidated Statements of Changes in Stockholders’ Equity	105
Consolidated Statements of Cash Flows	106
Notes to Consolidated Financial Statements	108

2. Financial Statement Schedules
Certain schedules have been omitted because the required information is included in the consolidated financial statements and notes thereto or because they are not applicable or not required.

3. Exhibits
Exhibit Index	157

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Form of Exchange Agreement	S-1	333-254800	2.2	April 23, 2021
3.2	Certificate of Incorporation	S-1	333-254800	3.4	April 23, 2021
3.3	Bylaws	S-1	333-254800	3.5	April 23, 2021
4.1†	Ascend Wellness Holdings, Inc. 2021 Stock Incentive Plan	S-8	333-257780	4.2	July 9, 2021
4.2†	First Amendment to the Ascend Wellness Holdings, Inc. 2021 Stock Incentive Plan	8-K	333-254800	10.1	May 9, 2023
4.3†	Ascend Wellness Holdings, Inc. 2021 Employee Stock Purchase Plan	S-8	333-257780	4.3	July 9, 2021
4.4	Specimen Stock Certificate evidencing the shares of common stock	S-1	333-254800	4.1	April 15, 2021
4.5	Form of Registration Rights Agreement	S-1	333-254800	4.2	April 23, 2021
4.6	Form of Warrant Agreement between Ascend Wellness Holdings, Inc. and each of the several lenders, dated June 30, 2022	10-Q	333-254800	4.5	August 15, 2022
4.7	Indenture dated July 16, 2024 by and between Ascend Wellness Holdings, Inc. and Odyssey Trust Company	8-K	333-254800	4.1	July 22, 2024
4.8#	Guaranty dated July 16, 2024 by and between Chicago Alternative Health Center, LLC, HealthCentral, LLC, MOCA LLC, Revolution Cannabis-Barry, LLC, The Homecoming Group, LLC, Ascend Maryland, LLC, Ascend Mass, LLC, MassGrow, LLC, FPAW Michigan LLC, Ascend New Jersey, LLC, BCCO, LLC, Ohio Cannabis Clinic LLC, and Story of PA CR, LLC (collectively, the “Guarantors”)	8-K	333-254800	4.2	July 22, 2024
4.9#
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
		8-K	333-254800	4.3	July 22, 2024
4.10	First Supplemental Indenture dated January 13, 2025 by and between Ascend Wellness Holdings, Inc. and Odyssey Trust Company	8-K	333-254800	4.1	January 14, 2025
10.1	Credit Agreement, dated August 27, 2021, by and among Ascend Wellness Holdings, Inc., group of lenders and Acquiom Agency Services LLC, as administrative agent and collateral agent	8-K	333-254800	10.1	September 1, 2021
10.2	Amendment No. 1 to Credit Agreement, dated April 12, 2024, by and among Ascend Wellness Holdings, Inc., group of lenders, and Acquiom Agency Services LLC, as administrative agent and collateral agent	10-Q	333-254800	10.1	May 8, 2024

10.3*	Amendment No. 2 to Credit Agreement, dated June 28, 2024, by and among Ascend Wellness Holdings, Inc, group of lenders, and Acquiom Agency Services LLC as administrative agent and collateral agent
10.4*	Amendment No. 3 to Credit Agreement , dated January 13, 2025, by and among Ascend Wellness Holdings, Inc, group of lenders, and Acquiom Agency Services LLC as administrative agent and collateral agent
10.5	Form of Indemnification Agreement	S-1	333-254800	10.4	April 15, 2021
10.6†#	Employment Agreement between Ascend Wellness Holdings, Inc. and Abner Kurtin, dated March 29, 2024	10-Q	333-254800	10.2	May 8, 2024
10.7†#	Employee Separation and Release Agreement between Ascend Wellness Holdings, Inc. and Abner Kurtin, dated March 29, 2024	10-Q	333-254800	10.3	May 8, 2024
10.8†#	Employment Agreement between Ascend Wellness Holdings, Inc. and Francis Perullo, dated March 26, 2024	10-Q	333-254800	10.4	May 8, 2024
10.9†#	Employee Separation and Release Agreement between Ascend Wellness Holdings, Inc. and Francis Perullo, dated March 26, 2024	10-Q	333-254800	10.5	May 8, 2024
10.10†#	Employment Agreement between Ascend Wellness Holdings, Inc. and Samuel Brill, dated as of August 26, 2024	10-Q	333-254800	10.1	November 12, 2024
10.11†#	Employment Agreement between Ascend Wellness Holdings, Inc. and Francis Perullo, dated as of August 26, 2024	10-Q	333-254800	10.2	November 12, 2024
10.12†#	Employment Agreement between Ascend Wellness Holdings, Inc. and Roman Nemchenko, dated as of August 26, 2024	10-Q	333-254800	10.3	November 12, 2024
10.13†#*	Amended and Restated Employment Agreement between Ascend Wellness Holdings, Inc. and Abner Kurtin, dated March 10, 2025
10.14#	Investment Agreement among MedMen NY, Inc., MM Enterprises USA, LLC, AWH New York, LLC and Ascend Wellness Holdings, LLC, dated February 25, 2021	S-1	333-254800	10.22	March 29, 2021
10.15#	Lease between IIP-IL 1, LLC and Ascend Illinois, LLC, dated December 21, 2018	S-1	333-254800	10.11	March 29, 2021
10.16#	First Amendment to Lease Agreement between IIP-IL 1 LLC and Revolution Cannabis - Barry, LLC, dated September 5, 2019	S-1	333-254800	10.12	March 29, 2021
10.17#	Second Amendment to Lease Agreement between IIP-IL 1 LLC and Revolution Cannabis - Barry, LLC, dated August 18, 2020	S-1	333-254800	10.13	March 29, 2021
10.18#	Third Amendment to Lease Agreement between IIP-IL 1 LLC and Revolution Cannabis - Barry, LLC, dated September 15, 2021	10-K	333-254800	10.13	March 11, 2022
10.19#	Agreement and Plan of Merger among Ascend Wellness Holdings, Inc., AWH Pennsylvania, LLC, Ascend PA Merger Sub, LLC, Story of PA CR, LLC, the Members named therein and KGF PACR HoldCo, LLC, dated April 19, 2022	8-K	333-254800	10.1	April 25, 2022
19*	Insider Trading Policy
21.1*	Subsidiaries of the Registrant

23.1*	Consent of Independent Registered Accounting Firm (Macias Gini & O’Connell LLP)
31.1*	Certification of Principal Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32‡	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Label Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
ASCEND WELLNESS HOLDINGS, INC.

By:	/s/ Samuel Brill
Samuel Brill Chief Executive Officer (Principal Executive Officer), and Director
March 13, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Ascend Wellness Holdings, Inc. and in the capacities and on the dates indicated.

By:	/s/ Samuel Brill
Samuel Brill Chief Executive Officer (Principal Executive Officer) and Director
March 13, 2025

/s/ Roman Nemchenko	/s/ Abner Kurtin
Roman Nemchenko Chief Financial Officer (Principal Financial Officer) March 13, 2025	Abner Kurtin Executive Chairman, Founder, and Director March 13, 2025

/s/ Francis Perullo	/s/ Scott Swid
Francis Perullo President and Director March 13, 2025	Scott Swid Director March 13, 2025

/s/ Joshua Gold	/s/ Julie Francis
Joshua Gold Director March 13, 2025	Julie Francis Director March 13, 2025

/s/ John Hartmann
John Hartmann Director March 13, 2025

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act: None.
No annual report to security holders covering the registrant’s last fiscal year or proxy material with respect to any meeting of securities holders has been sent to security holders.