Form 10-Q
period 2025-03-31
Ascend Wellness Holdings, Inc.
filed 2025-05-12
CIK 1756390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 8, 2025, there were 204,376,946 shares of the registrant’s Class A common stock, par value $0.001, and 65,000 shares of the registrant’s Class B common stock, par value $0.001, outstanding.

ASCEND WELLNESS HOLDINGS, INC.
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

The list of factors above is illustrative and by no means exhaustive. Additional information regarding these risks and other risks and uncertainties we face is contained in our Annual Report on Form 10-K for the year ended December 31, 2024 and in other reports we may file from time to time with the United States Securities and Exchange Commission and the applicable Canadian securities regulatory authorities (including all amendments to those reports). Although the Company has attempted to identify important factors that could cause actual results to differ materially from those contained in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated, or intended.
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

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.
ASCEND WELLNESS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except per share amounts)	March 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$100,034	$88,254
Accounts receivable, net	36,720	36,542
Inventory	85,589	89,552
Notes receivable	4,100	4,100
Other current assets	10,932	10,928
Total current assets	237,375	229,376
Property and equipment, net	261,779	260,461
Operating lease right-of-use assets	139,874	139,067
Intangible assets, net	210,988	205,502
Goodwill	51,225	49,599
Other noncurrent assets	15,489	16,426
TOTAL ASSETS	$916,730	$900,431

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$54,635	$59,435
Current portion of debt, net	81,406	73,881
Operating lease liabilities, current	5,521	5,469
Income taxes payable	1,152	696
Other current liabilities	5,204	5,060
Total current liabilities	147,918	144,541
Long-term debt, net	251,610	234,542
Operating lease liabilities, noncurrent	267,641	267,221
Deferred tax liabilities, net	23,525	23,439
Other non-current liabilities	173,337	158,887
Total liabilities	864,031	828,630
Commitments and contingencies (Note 15)
Stockholders' Equity
Preferred stock, $0.001 par value per share; 10,000 shares authorized, none issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Class A common stock, $0.001 par value per share; 750,000 shares authorized; 205,161 and 204,961 shares issued and outstanding at March 31, 2025 and December 31, 2024	205	205
Class B common stock, $0.001 par value per share, 100 shares authorized; 65 issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Additional paid-in capital	471,285	471,129
Accumulated deficit	(419,614)	(400,356)
Equity of Ascend Wellness Holdings, Inc. common stockholders	51,876	70,978
Non-controlling interests	823	823
Total stockholders' equity	52,699	71,801
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$916,730	$900,431
The accompanying notes are an integral part of the condensed consolidated financial statements.

ASCEND WELLNESS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2025	2024
Revenue, net	$127,997	$142,410
Cost of goods sold	(88,436)	(90,373)
Gross profit	39,561	52,037
Operating expenses
General and administrative expenses	37,075	49,462
Operating profit	2,486	2,575

Other (expense) income
Interest expense	(11,190)	(8,538)
Other, net	477	310
Total other expense	(10,713)	(8,228)
Loss before income taxes	(8,227)	(5,653)
Income tax expense	(11,031)	(12,510)
Net loss	$(19,258)	$(18,163)

Net loss per share attributable to Class A and Class B common stockholders — basic and diluted	$(0.09)	$(0.09)
Weighted-average common shares outstanding — basic and diluted	204,995	208,954

The accompanying notes are an integral part of the condensed consolidated financial statements.

ASCEND WELLNESS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Three Months Ended March 31, 2025
	Class A and Class B Common Stock		Attributable to Ascend Wellness Holdings, Inc. Common Stockholders
(in thousands)	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity	Non- Controlling Interests	Total
December 31, 2024	205,026	$205	$471,129	$(400,356)	$70,978	$823	$71,801
Vesting of equity-based payment awards	1,383	1	(1)	—	—	—	—
Equity-based compensation expense	—	—	628	—	628	—	628
Taxes withheld under equity-based compensation plans, net	(392)	—	(127)	—	(127)	—	(127)
Repurchase of common stock	(791)	(1)	(344)	—	(345)	—	(345)
Net loss	—	—	—	(19,258)	(19,258)	—	(19,258)
March 31, 2025	205,226	$205	$471,285	$(419,614)	$51,876	$823	$52,699

	Three Months Ended March 31, 2024
	Class A and Class B Common Stock		Attributable to Ascend Wellness Holdings, Inc. Common Stockholders
(in thousands)	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity	Non- Controlling Interests	Total
December 31, 2023	206,875	$207	$458,027	$(315,362)	$142,872	$—	$142,872
Vesting of equity-based payment rewards	7,053	7	(7)	—	—	—	—
Equity-based compensation expense	—	—	13,554	—	13,554	—	13,554
Taxes withheld under equity-based compensation plans, net	(2,433)	(2)	(3,481)	—	(3,483)	—	(3,483)
Recognition of non-controlling interests	—	—	—	—	—	1,050	1,050
Net loss	—	—	—	(18,163)	(18,163)	—	(18,163)
March 31, 2024	211,495	$212	$468,093	$(333,525)	$134,780	$1,050	$135,830
The accompanying notes are an integral part of the condensed consolidated financial statements.

ASCEND WELLNESS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2025	2024
Cash flows from operating activities
Net loss	$(19,258)	$(18,163)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	18,400	16,380
Amortization of operating lease assets	708	451
Non-cash interest expense	1,275	1,399
Equity-based compensation expense	628	10,716
Deferred income taxes	(3,061)	(3,268)
Loss (gain) on sale of assets	38	(11)
Other	1,921	4,170
Changes in operating assets and liabilities, net of effects of acquisitions
Accounts receivable	(178)	(7,600)
Inventory	589	(12,364)
Other current assets	(379)	1,552
Other noncurrent assets	95	(241)
Accounts payable and accrued liabilities	(7,956)	(5,070)
Other current liabilities	34	605
Lease liabilities	(1,008)	(452)
Income taxes payable	14,091	15,796
Net cash provided by operating activities	5,939	3,900
Cash flows from investing activities
Additions to capital assets	(6,423)	(7,181)
Collection of notes receivable	82	8,182
Proceeds from sale of assets	12	11
Acquisition of businesses, net of cash acquired	(1,018)	—
Purchase of intangible assets	(500)	(3,000)
Net cash used in investing activities	(7,847)	(1,988)
Cash flows from financing activities
Proceeds from issuance of debt	14,550	—
Repayments of debt	—	(786)
Debt issuance costs	(176)	—
Repayments under finance leases	(341)	(118)
Taxes withheld under equity-based compensation plans, net	—	(612)
Repurchase of common stock	(345)	—
Net cash provided by (used in) financing activities	13,688	(1,516)
Net increase in cash, cash equivalents, and restricted cash	11,780	396
Cash, cash equivalents, and restricted cash at beginning of period	88,254	72,508
Cash, cash equivalents, and restricted cash at end of period	$100,034	$72,904

The accompanying notes are an integral part of the condensed consolidated financial statements.

ASCEND WELLNESS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED, UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2025	2024
Supplemental Cash Flow Information
Interest paid	$16,400	$6,496

Non-cash investing and financing activities
Capital expenditures incurred but not yet paid	$3,948	$4,409
Taxes withheld under equity-based compensation plans, net	268	3,483
Financing costs incurred but not yet paid	62	—
Non-controlling interest recognized upon initial consolidation of variable interest entities	—	1,050
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
2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with (i) United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information, and (ii) the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of our management, our unaudited condensed consolidated financial statements and accompanying notes (the “Financial Statements”) include all normal recurring adjustments that are necessary for the fair statement of the interim periods presented. Interim results of operations are not necessarily indicative of results for the full year, or any other period. The Financial Statements should be read in conjunction with our audited consolidated financial statements (and notes thereto) in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “Annual Report”), as filed with the United States Securities and Exchange Commission (“SEC”) and with the relevant Canadian securities regulatory authorities under its profile on the System for Electronic Document Analysis and Retrieval Plus (“SEDAR+”). Except as noted below, there have been no material changes to the Company’s significant accounting policies and estimates during the three months ended March 31, 2025.
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

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

Liquidity
As reflected in the Financial Statements, the Company had an accumulated deficit as of March 31, 2025 and December 31, 2024, as well as a net loss for the three months ended March 31, 2025 and 2024, which are indicators that raise substantial doubt of our ability to continue as a going concern. Management believes that substantial doubt of our ability to continue as a going concern for at least one year from the issuance of these Financial Statements has been alleviated due to the cash balance on hand and the generation of positive net cash provided by operating activities. Management plans to continue to access capital markets for additional funding through debt and/or equity financings to supplement future cash needs, as may be required. However, management cannot provide any assurances that the Company will be successful in accomplishing its business plans. If the Company is unable to raise additional capital whenever necessary, it may be forced to decelerate or curtail certain of its operations until such time as additional capital becomes available.
Reclassifications
Certain prior year amounts in the notes to the consolidated financial statements have been reclassified to conform with our current period presentation. These changes had no impact on our previously reported net loss.
Cash and Cash Equivalents and Restricted Cash
As of March 31, 2025 and December 31, 2024, we did not hold significant restricted cash or cash equivalents.
Fair Value of Financial Instruments
During the three months ended March 31, 2025 and 2024, we had no transfers of assets or liabilities between any of the hierarchy levels.
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
Basic EPS is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects potential dilution and is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period increased by the number of additional common shares that would have been outstanding if all potential common shares had been issued and were dilutive. However, potentially dilutive securities are excluded from the computation of diluted EPS to the extent that their effect is anti-dilutive. Potential dilutive securities include incremental shares of common stock issuable upon the exercise of warrants, unvested restricted stock awards, unvested restricted stock units, and outstanding stock options, as applicable. At March 31, 2025 and 2024, 10,926 and 27,136 shares of common stock equivalents, respectively, were excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive.

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
Income Taxes
In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires enhanced income tax disclosures, including disaggregation in the rate reconciliation table and disaggregation information related to income taxes paid. The amendments in this update are effective for the Company for the fiscal year ending December 31, 2026 on a prospective or retrospective basis, with early adoption permitted. We are currently evaluating the impact of this update on our disclosures in the consolidated financial statements.
Disaggregation of Income Statement Expenses
In November 2020, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40), which was further clarified through ASU 2025-01 issued in January 2025. This ASU requires the disaggregated disclosure of specific expense categories, including purchases of inventory, employee compensation, depreciation, and amortization, within relevant income statement captions. This ASU also requires disclosure of the total amount of selling expenses along with the definition of selling expenses. This ASU is effective for annual periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. The provisions of this ASU are required to be applied prospectively; however, they may be applied retrospectively to any comparative periods presented in the consolidated financial statements following the effective date. Early adoption is permitted. We are currently evaluating the impact of this update on our disclosures in the consolidated financial statements.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

3. REPORTABLE SEGMENTS AND REVENUE
The Company operates under one operating segment, which is its only reportable segment: the production and sale of cannabis products. All of the Company’s operations are located in the United States. The Company’s chief operating decision maker (“CODM”), the Chief Executive Officer, manages the business and makes operating decisions at the consolidated level. Accordingly, our CODM uses consolidated operating profit and net income (loss) to measure segment profit or loss, allocate resources, and assess operating performance. Further, the CODM reviews and utilizes functional expenses, such as general and administrative expenses, at the consolidated level to manage the Company’s operations. Other segment items included in consolidated net income (loss) that are reflected in the Consolidated Statements of Operations are: interest expense; other expense, net; and income tax expense. Refer to Note 17, “Supplemental Information,” for additional information regarding our general and administrative expenses.
Disaggregation of Revenue
The Company disaggregates its revenue from the direct sale of cannabis to customers as retail revenue and wholesale revenue. We have determined that disaggregating revenue into these categories best depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

	Three Months Ended March 31,
(in thousands)	2025	2024
Retail revenue	$84,352	$95,205
Third-party wholesale revenue	43,645	47,205
Total revenue, net	$127,997	$142,410
The liability related to the loyalty program we offer dispensary customers at certain locations was $1,258 and $1,394 at March 31, 2025 and December 31, 2024, respectively, and is included within “Other current liabilities” on the unaudited Condensed Consolidated Balance Sheets. The Company recorded $2,063 and $2,119 in allowance for doubtful accounts as of March 31, 2025 and December 31, 2024, respectively. Write-offs were not significant during the three months ended March 31, 2025 and 2024.
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

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

2025 Acquisition
In January 2025, a consolidated variable interest entity (“VIE”) of the Company (the Illinois Partnership, as defined in Note 8, “Variable Interest Entities”) entered into a definitive agreement to acquire an entity that owns and operates an adult-use dispensary (“Illinois Partnership Dispensary Two”), which agreement is subject to regulatory approval. The parties also entered into a management services agreement (“MSA”) pursuant to which the Illinois Partnership will provide certain management and advisory services for a set fee. This MSA became effective in March 2025, following regulatory approval, and will remain in place until the definitive agreement is approved and the underlying transaction closes. Based on the provisions of this MSA, the Illinois Partnership obtained operational and financial influence over the Illinois Partnership Dispensary Two and therefore recognized the transaction as a business combination as of the March 2025 regulatory approval date of this MSA. Refer to Note 8, “Variable Interest Entities,” for additional information regarding the Company’s VIEs.
Total cash consideration for this transaction is $1,667, of which $833 was payable upon the regulatory approval of the MSA and the remainder is due at final closing, subject to certain closing adjustments. This agreement also provides for an earn-out payment, to be paid in cash, based on 3.2-times EBITDA (as defined) that is achieved during a specified twelve-month period, less the purchase price. The initial fair-value estimate of $1,600 for this earn-out was determined utilizing an income approach based on a probability-weighted estimate of the future payment discounted using the Company’s estimated incremental borrowing rate and is classified within Level 3 of the fair value hierarchy and is included within “Other non-current liabilities” on the unaudited Condensed Consolidated Balance Sheet as of March 31, 2025.
The following table summarizes the preliminary purchase price allocation, which remains preliminary as management refines certain estimates during the measurement period:

(in thousands)
Assets acquired (liabilities assumed):
Cash	$65
Inventory	72
Other current assets	30
Property and equipment(1)	867
Other assets	15
License(2)	1,960
Goodwill(3)	686
Accounts payable and accrued liabilities	(428)
Net assets acquired	$3,267

Consideration transferred:
Cash(4)	$1,667
Fair value of contingent consideration	1,600
Total consideration	$3,267
(1)Consists of leasehold improvements.
(2)The amortization period for the acquired license is 10 years.
(3)Goodwill is largely attributable to the value expected to be obtained from long-term business growth and buyer-specific synergies. Goodwill is largely not deductible for tax purposes under the limitations under Internal Revenue Code (“IRC”) Section 280E; see Note 14, “Income Taxes,” for additional information.
(4)Of the total cash consideration, $833 was paid in March 2025 following the approval of the MSA and the remainder is included as a sellers’ note; refer to Note 11, “Debt.”

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

The Illinois Partnership has also agreed to assume the lease for the associated location and recognized a total finance lease liability and ROU asset of $767 as of the effective date; refer to Note 10, “Leases,” for additional information regarding the Company’s leases. Direct transaction costs were not material.
Our consolidated results of operations for the three months ended March 31, 2025 include $75 of net revenue and $12 of net loss related to this dispensary. Pro forma financial information is not presented, as such results are immaterial to both the current and prior periods.
2024 Acquisition
Effective in April 2024, the Illinois Partnership acquired two dispensaries in the greater Chicago, Illinois area (the “Chicago Partner Dispensaries”). The parties entered into interim MSAs pursuant to which the Illinois Partnership will advise on certain business, operational, and financial matters for a monthly fee while the parties finalize asset purchase agreements to acquire the underlying dispensaries (the “Chicago MSAs”). The total purchase price of approximately $10,000 of cash consideration is subject to certain closing adjustments. An initial deposit of $1,500 was remitted during the three months ended March 31, 2024. The remainder of $8,500 was remitted to escrow during the three months ended June 30, 2024 and remained in escrow as of March 31, 2025. The asset purchase agreements in respect of the Chicago Partner Dispensaries are subject to regulatory review and approval. Based on the provisions of the Chicago MSAs, the third party obtained operational and financial influence over the dispensaries and therefore recognized the transaction as a business combination as of the April 2024 regulatory approval date of the Chicago MSAs. Refer to Note 8, “Variable Interest Entities,” for additional information regarding the Company’s VIEs.
The following table summarizes the purchase price allocation of the Chicago Partner Dispensaries. Management does not expect significant adjustments through the end of the measurement period.

(in thousands)
Assets acquired (liabilities assumed):
Property and equipment(1)	$1,525
Other assets	76
Licenses(2)	5,270
Goodwill(3)	3,201
Accounts payable and accrued liabilities	(72)
Net assets acquired	$10,000
(1)Consists of leasehold improvements of $1,398 and furniture, fixtures, and equipment of $127.
(2)The amortization period for acquired licenses is 10 years. During the three months ended March 31, 2025, certain estimates related to the fair value of the acquired licenses were refined, resulting in a measurement period purchase accounting adjustment that reduced the value by $940, with a related impact to goodwill.
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
Our consolidated results of operations for the three months ended March 31, 2025 include $3,145 of net revenue and $641 of net loss related to the Chicago Partner Dispensaries. Pro forma financial information is not presented, as such results are immaterial to both the current and prior periods.

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
2025 Asset Acquisitions
In December 2024, the Illinois Partnership entered into a definitive agreement to acquire the membership interests of an entity that anticipates receiving two adult-use licenses in Illinois, which agreement is subject to regulatory approval. In conjunction with this definitive agreement, the parties entered into certain management services agreements under which the Illinois Partnership will provide certain management and advisory services for a set fee. These management services agreements were subject to regulatory review and approval, which was received in February 2025. Based on the provisions of the agreements, the Illinois Partnership obtained operational and financial influence over the underlying entity and therefore recognized the transaction as an asset acquisition as of the March 2025 regulatory approval date of these MSAs. Total cash consideration for this transaction may be up to $4,000, subject to certain closing adjustments, and was allocated to the licenses acquired as of the effective date. Of the total consideration, $1,000 was paid at signing in December 2024 and is included within “Other non-current assets” on the unaudited Condensed Consolidated Balance Sheet as of December 31, 2024. A total of up to $1,500 is expected to be paid upon opening of the associated dispensary locations and a total of up to $1,500 is expected be paid upon final closing of the associated transaction. The total of these payments is included as a sellers’ note; refer to Note 11, “Debt.” Additionally, the Company recorded an acquisition-related deferred tax liability of $1,755, which was allocated to the license as additional cost basis as of the effective date. Refer to Note 8, “Variable Interest Entities,” for additional information regarding the Company’s VIEs, including the Illinois Partnership.
In January 2025, the Illinois Partnership entered into a definitive agreement to acquire a conditional adult-use license in Illinois, which agreement is subject to regulatory approval. Total cash consideration for this transaction is $1,900, which is due at final closing and is subject to certain closing adjustments. In conjunction with this definitive agreement, the parties entered into certain MSAs under which the Illinois Partnership will provide certain management and advisory services for a set fee. The parties also entered into a working capital loan and security agreement, under which the Illinois Partnership may loan up to $3,650 for the build-out of the associated dispensary, which loan has a five year maturity, if not otherwise settled, bears interest at a rate of 12.5% per annum, and provides for a default interest penalty of an additional 6.0% and a repayment fee of 10.0%. Based on the provisions of the MSAs and working capital loan, the Illinois Partnership obtained operational and financial influence over the underlying assets as of the February 2025 regulatory approval date of the MSAs. As such, this transaction was accounted for as an asset acquisition as of that date and the total consideration was allocated as the cost of the license acquired. The payment due at closing is included as a sellers’ note; refer to Note 11, “Debt.” The associated dispensary opened in May 2025 and the Company anticipates that closing of the the transaction may occur by the end of 2025. Refer to Note 8, “Variable Interest Entities,” for additional information regarding the Company’s VIEs, including the Illinois Partnership.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

2024 Asset Acquisitions
Massachusetts Purchase Agreement
In January 2024, the Company entered into a definitive agreement (the “Massachusetts Purchase Agreement”) to purchase a cultivation license and a manufacturer license from a third party in Massachusetts for a cash purchase price of $2,750, of which $1,500 was paid at signing and $1,250 was paid on October 1, 2024. The transfer of each license was subject to regulatory review and approval, which occurred in April 2025, and upon which the final closing of the transaction occurred. The licenses were not associated with active operations at signing, but certain operations commenced during 2024. In conjunction with the Massachusetts Purchase Agreement, the parties also entered into a bridge loan which provided for the financing of certain covered expenses, at the sole discretion of the Company, and which balance outstanding thereunder was forgiven at final closing. The parties also entered into an interim consulting services agreement, that was effective as of the signing date through the final closing date. The Company accounted for this transaction as an asset acquisition as of the signing date based on the provisions of the underlying agreements and allocated the cash consideration as the cost of the license acquired. The Company also assumed the lease for the associated location and reimbursed the seller for the security deposit at final closing. The Company recognized a lease liability and ROU asset of $761 as of the signing date; refer to Note 10, “Leases,” for additional information regarding the Company’s leases. Direct transaction costs were not material.
Detroit License
In September 2024, the Company acquired 49% of the member interests of an entity (the “Detroit License Holder”) that received conditional approval for an adult-use license in Detroit, Michigan (the “Detroit License”). The Detroit License was not associated with active operations as of the closing date and the Detroit License Holder had no other active operations as of that date. The Company transferred the Detroit License to its dispensary in Detroit, Michigan, which re-opened in February 2025. The Company paid $850 of cash consideration at closing and the sellers may receive up to an additional $2,250 based upon the achievement of certain levels of sales during a specified twelve-month period following the commencement of adult-use sales at the dispensary, which sales commenced in February 2025. The underlying agreement provides the Company with an option to acquire the remaining ownership interests in the Detroit License Holder, after such is permissible by applicable regulations, for no additional consideration. The parties also entered into a management services agreement, pursuant to which the Company is providing management and advisory services for a set monthly fee, which is expected to expire upon the Company’s exercise of the option.
The Company determined that the Detroit License Holder is a VIE and the Company became the primary beneficiary as of the closing date; therefore, the Detroit License Holder is consolidated as a VIE. Management applied the acquisition method discussed above and allocated the total estimated fair value of the transaction consideration of $1,140 as the estimated fair value of the license. This total consisted of the fair value of the cash consideration of $850 plus the initial estimated fair value of the contingent consideration of $290, which was determined utilizing an income approach based on a probability-weighted estimate of the future payment discounted using the Company’s estimated incremental borrowing rate and is classified within Level 3 of the fair value hierarchy. The estimated fair value of the contingent consideration was $310 and $300 as of March 31, 2025 and December 31, 2024, respectively, which amounts are included within “Other non-current liabilities” on the unaudited Condensed Consolidated Balance Sheets as of each date. During the three months ended March 31, 2025, the Company recorded an acquisition-related deferred tax liability of $500, which was allocated to the license as additional cost basis. The Company determined the fair value of any noncontrolling interest is de minimis. Refer to Note 8, “Variable Interest Entities,” for additional information regarding the Company’s VIEs.

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
The total estimated fair value of the transaction consideration was determined to be $24,132 and consisted of the fair value of the cash consideration of $19,290 plus the initial estimated fair value of the contingent consideration of $4,842, which was determined utilizing an income approach based on a probability-weighted estimate of the future payment discounted using the Company’s estimated incremental borrowing rate and was classified within Level 3 of the fair value hierarchy. Of the total cash consideration, $11,300 was funded at signing pursuant to note agreements and $11,000 is due at final closing (the “OPA Sellers’ Note”); refer to Note 11, “Debt,” for additional information. The license intangible asset acquired was determined to have an estimated fair value of $21,684 and the three properties had an estimated fair value of $2,448, which was determined using a market approach based on the total transaction consideration. The license is being amortized in accordance with the Company’s policy following the commencement of operations. During the third quarter of 2023, the Company recorded an acquisition-related deferred tax liability of $9,516, which was allocated to the estimated fair value of the license. The Company determined the fair value of any noncontrolling interest is de minimis. Refer to Note 8, “Variable Interest Entities,” for additional information regarding the Company’s VIEs.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

5. INVENTORY
The components of inventory are as follows:

(in thousands)	March 31, 2025	December 31, 2024
Materials and supplies	$12,274	$12,239
Work in process	32,427	39,602
Finished goods	40,888	37,711
Total	$85,589	$89,552
Total compensation expense capitalized to inventory was $17,492 and $20,344 during the three months ended March 31, 2025 and 2024, respectively. At March 31, 2025 and December 31, 2024, $12,921 and $14,152, respectively, of compensation expense remained capitalized as part of inventory. The Company recognized, as a component of cost of goods sold, total write-downs related to net realizable value adjustments, expired products, and obsolete packaging totaling $1,774 and $474 during the three months ended March 31, 2025 and 2024, respectively, which amounts are included within “Other” on the unaudited Condensed Consolidated Statements of Cash Flows.
6. NOTES RECEIVABLE
Massachusetts Note
In May 2022 the Company issued a secured promissory note to a retail dispensary license holder in Massachusetts providing up to $3,500 of funding, which note was amended in December 2023 (the “Massachusetts Note”). As amended, the Massachusetts Note bears interest at a rate of 12.5% per annum, which is to be paid monthly beginning in January 2024, and principal is to be repaid monthly commencing in December 2024 based on a period of twenty-four months, with the remainder due at the December 1, 2025 revised maturity date. In April 2024, the Massachusetts Note was further amended to increase the principal to $4,100 and the additional payment was funded at that time. As of March 31, 2025 and December 31, 2024, $4,100 is outstanding under the Massachusetts Note, which is included in “Notes receivable” on the unaudited Condensed Consolidated Balance Sheets, and interest receivable totaling $404 and $266, respectively, is included within “Other current assets.” The borrower may prepay the outstanding principal amount, plus accrued interest thereon. Borrowings under the Massachusetts Note are secured by the assets of the borrower. The borrower is partially owned by an entity that is managed, in part, by one of the founders of the Company. Additionally, the Company transacts with the retail dispensary in the ordinary course of business. In February 2025, the borrower entered into a purchase and sale agreement to be acquired by a third-party entity, which transaction is pending regulatory approval. The balance outstanding under the Massachusetts Note is expected to be settled as part of this transaction.
Other Activity
In March 2024, in conjunction with the settlement of a previously outstanding note receivable, the Company entered into a supply agreement that provides for the Company to receive $6,000 of inventory products, based on market prices, over the course of three years, with a maximum of $500 per quarter. The Company recorded this receivable net of an initial discount of $984 that is included within “General and administrative expenses” on the unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2024 and within “Other” on the unaudited Condensed Consolidated Statements of Cash Flows. This discount was calculated utilizing the Company’s estimated incremental borrowing rate as of the agreement date and will be accreted to interest income over the agreement term. A total of $254 of inventory was supplied under this agreement during the three months ended March 31, 2025. Of the remaining receivable outstanding as of March 31, 2025 and December 31, 2024, $1,000 is included within “Other current assets” as of each date and $860 and $1,084, respectively, is included within “Other noncurrent assets” on the unaudited Condensed Consolidated Balance Sheets. These amounts are net of reserves established in 2024 for collection risk, of which $1,000 is included in “Other current assets” and $1,083 is included within “Other noncurrent assets.”

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

Additionally, a total of $3,804 was outstanding at March 31, 2025 related to a promissory note issued to the owner of a property that the Company is leasing, of which $178 and $3,626 is included in “Other current assets” and “Other noncurrent assets,” respectively, on the unaudited Condensed Consolidated Balance Sheets. At December 31, 2024, a total of $3,848 was outstanding, of which $177 and $3,671 is included in “Other current assets” and “Other noncurrent assets,” respectively, on the unaudited Condensed Consolidated Balance Sheets.
No impairment losses on notes receivable were recognized during the three months ended March 31, 2025 or 2024, other than as described above or in Note 15, “Commitments and Contingencies.”
7. PROPERTY AND EQUIPMENT
Property and equipment consists of the following:

(in thousands)	March 31, 2025	December 31, 2024
Leasehold improvements	$205,258	$202,548
Buildings	87,012	84,712
Furniture, fixtures, and equipment	81,855	78,775
Construction in progress	8,568	5,555
Land	5,782	5,782
Property and equipment, gross	388,475	377,372
Less: accumulated depreciation	126,696	116,911
Property and equipment, net	$261,779	$260,461
Total depreciation expense was $9,860 and $9,145 during the three months ended March 31, 2025 and 2024, respectively, and total depreciation expense capitalized to inventory was $7,019 and $6,563, respectively. At March 31, 2025 and December 31, 2024, $1,742 and $3,174, respectively, of depreciation expense remained capitalized as part of inventory. Disposals and write offs of accumulated depreciation during the three months ended March 31, 2025 were not material.
The table above includes the following amounts related to finance leases:

(in thousands)	March 31, 2025	December 31, 2024
Equipment(1)(2)	$2,322	$2,321
Vehicles(1)	2,280	2,410
Buildings	2,223	—
	6,825	4,731
Less: accumulated amortization(3)	1,925	1,521
Total(4)	$4,900	$3,210
(1)Included within “Furniture, fixtures, and equipment.”
(2)Equipment leased pursuant to a master lease agreement that was entered into in June 2022 and, as amended, allows for an aggregate of up to $3,000 of such leases to be entered during the current annual renewal period.
(3)Included within “Accumulated depreciation.”
(4)Refer to Note 10, “Leases,” for additional information regarding our lease arrangements.

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
The Company assesses the terms of various agreements and contractual relationships to determine if it is the primary beneficiary, generally due to provisions that provide the Company with operational and financial influence over the underlying entity, as well as financial distributions based on the underlying associated results of operations. Such transactions may include support services agreements, management services agreements, loan or financing agreements, or various other contractual agreements. We assess all variable interests in the entity and use our judgment when determining if we are the primary beneficiary. In addition to contractual agreements with the VIE, other qualitative factors that are considered include decision-making responsibilities, the VIE capital structure, risk and rewards sharing, voting rights, and the level of involvement of other parties. We assess the primary beneficiary determination for a VIE on an ongoing basis if there are any changes in the facts and circumstances related to a VIE.
Where we determine we are the primary beneficiary of a VIE, we consolidate the accounts of that VIE. The equity owned by other stockholders is shown, as applicable, as non-controlling interests in the accompanying unaudited Condensed Consolidated Balance Sheets, Statements of Operations, and Statements of Changes in Stockholders’ Equity. The assets of the VIE can only be used to settle obligations of that entity, and any creditors of that entity generally have no recourse to the assets of other entities or the Company unless the Company separately agrees to be subject to such claims.
January 2024 Loan Agreement
In January 2024, the Company entered into a loan agreement pursuant to which the Company may provide, at its sole discretion, up to $2,500 of financing (the “January 2024 Loan Agreement”) to a third party (“New Jersey Partnership One”). The January 2024 Loan Agreement provides the Company with conversion options to obtain 35% of the equity interests of the borrower upon the initial funding (which occurred in January 2024) and up to an additional 65% of the remaining equity interest of the borrower at any time through October 2033, subject to certain provisions and regulatory approvals. Borrowings under the January 2024 Loan Agreement bear interest at a rate of 20.0% per annum and are secured by substantially all of the assets and equity interests of the third party. The January 2024 Loan Agreement provides for customary events of default, contains certain covenants and other restrictions, and provides for a default penalty of an additional 6.0% interest. Borrowings are due on the sixth anniversary of the January 2024 Loan Agreement, which may be extended by two additional two-year periods, and prepayment is permitted with prior written notice.
The January 2024 Loan Agreement also contains certain provisions and restrictive covenants that provide the Company with operational and financial influence over New Jersey Partnership One and also provides the Company with financial distributions based on the underlying associated results of operations. The Company determined it has a variable interest in New Jersey Partnership One and that it is the primary beneficiary, and, therefore, New Jersey Partnership One met the criteria for consolidation as of such date. The underlying entity received a conditional license approval for one dispensary in New Jersey that was determined to have a fair value of $1,050, which approximated the fair value of the non-controlling interest held by the third-party member as of the effective date. The non-controlling interest received a distribution during 2024 in accordance with the provisions of the January 2024 Loan Agreement. The associated dispensary is expected to open during the second quarter of 2025. Since the entity is consolidated as a VIE, the intercompany activity related to the January 2024 Loan Agreement is eliminated in consolidation. The net loss attributable to the non-controlling interest was not significant during the three months ended March 31, 2025.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

February 2024 Loan Agreement
In February 2024, the Company entered into a loan agreement pursuant to which the Company may provide financing (the “February 2024 Loan Agreement”), as amended, at its sole discretion, to a third party (the “Illinois Partnership”). The parties also entered into a support services agreement under which the Company will provide management and advisory services to the Illinois Partnership for a set monthly fee. Borrowings under the February 2024 Loan Agreement bear interest at a rate of 20.0% per annum and are secured by substantially all of the assets of the borrower. The February 2024 Loan Agreement provides for customary events of default, contains certain covenants and other restrictions, and provides for a default penalty of an additional 5.0% interest. The February 2024 Loan Agreement matures ten years from issuance, but may be extended if not otherwise converted prior to maturity, with borrowings and interest not due until such time. The February 2024 Loan Agreement provides the Company with the option to convert the outstanding balance into equity interests of the borrower, up to 100%, as may be permissible by applicable regulations at such time.
The February 2024 Loan Agreement contains certain provisions and restrictive covenants that provide the Company with operational and financial influence over the Illinois Partnership. The Company determined that the terms and provisions of the February 2024 Loan Agreement and support services agreement create a variable interest in the Illinois Partnership and met the criteria for consolidation as of such date. Since the Illinois Partnership is consolidated as a VIE, the intercompany activity related to the February 2024 Loan Agreement and the related support services agreement is eliminated in consolidation. The Illinois Partnership held no assets at the time the agreements were entered into and the non-controlling interest was determined to have a de minimis fair value as of that date. The net loss attributable to the non-controlling interest was not significant during the three months ended March 31, 2025.
Recent Transactions
Refer to Note 4, “Acquisitions,” for information regarding certain transactions that are consolidated as of March 31, 2025.
In January 2025, the Illinois Partnership entered into a definitive agreement to acquire an entity that owns and operates an adult-use dispensary (“Illinois Partnership Dispensary Three”), which agreement is subject to regulatory approval. The parties also entered into a MSA under which the Illinois Partnership will, subject to regulatory approval, provide management and advisory services for a set fee. This MSA became effective in May 2025, following regulatory approval, and will remain in place until the definitive agreement is approved and the underlying transaction closes. Total cash consideration for this transaction is $3,333, of which $1,667 was paid upon the regulatory approval of the MSA and the remainder will be due at final closing, subject to certain closing adjustments. This agreement also provides for an earn-out payment, to be paid in cash, based on 3.2-times EBITDA (as defined) that is achieved during a specified twelve-month period, less the purchase price.
February 2025 NJ Loan Agreement
In February 2025, the Company entered into a loan agreement pursuant to which the Company may provide up to $2,500 of financing (the “February 2025 NJ Loan Agreement”) to a third party (“New Jersey Partnership Two”). Borrowings under the February 2025 NJ Loan Agreement bear interest at a rate of 20% per annum and are secured by substantially all of the then-current and future assets and equity interests of the borrower. The February 2025 NJ Loan Agreement provides for customary events of default, contains certain covenants and other restrictions, and provides for a default penalty of an additional 6% interest. Borrowings are due on the tenth anniversary of the February 2025 NJ Loan Agreement. The Company has a direct equity ownership interest of 35% of the equity interests in the borrower and the February 2025 NJ Loan Agreement provides the Company with conversion options to obtain up to 100% at any time through the maturity date, subject to certain provisions and as may be permitted by applicable regulations.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

The February 2025 NJ Loan Agreement also contains certain provisions and restrictive covenants that provide the Company with operational and financial influence over New Jersey Partnership Two and provides the Company with financial distributions based on the associated results of operations. The Company determined that the terms and provisions of the February 2025 NJ Loan Agreement create a variable interest in New Jersey Partnership Two and met the criteria for consolidation as of such date. The Company and New Jersey Partnership Two entered into a definitive agreement to acquire an entity that received licensing approvals for the operation of an adult-use dispensary for a total of $650 of cash consideration. This agreement is subject to regulatory approval, which is expected to be received within six to twelve months following the signing date. The consideration was allocated to the cost of the license, of which $250 was paid at signing. The remaining $400 is due at the earlier of: (i) the first sale of cannabis at the associated dispensary, or (ii) the one year anniversary of the agreement date, and is included as a sellers’ note; refer to Note 11, “Debt.” Additionally, the Company recorded an acquisition-related deferred tax liability of $285, which was allocated to the license as additional cost basis as of the effective date. The Company will also assume the lease associated with the anticipated dispensary location. The non-controlling interest was determined to have a de minimis fair value and the net loss attributable to the non-controlling interest was not significant during the three months ended March 31, 2025. Since the entity is consolidated as a VIE, the intercompany activity related to the February 2025 NJ Loan Agreement is eliminated in consolidation.
February 2025 Loan Agreement
In February 2025, pursuant to a loan agreement (the “February 2025 Loan Agreement”) through which the Company may provide funding to a third party, at its sole discretion, this third party entered into a definitive agreement through which it anticipates acquiring two adult-use dispensaries, subject to certain closing conditions, including regulatory approval which had not been received as of March 31, 2025. Total cash consideration for this transaction is $7,850, subject to certain closing adjustments, including the settlement of a note outstanding, and of which $250 was paid at signing. This transaction also provides for an earn-out payment, payable in cash, in an amount equal to the lesser of $2,000 or three times the Annual EBITDA (as defined) during the one-year period following closing. The February 2025 Loan Agreement provides the Company with the option to convert the outstanding balance into equity interests of the borrower, up to 100%, as may be permissible by applicable regulations at such time. Borrowings under the February 2025 Loan Agreement bear interest at a rate of 20% per annum and are secured by substantially all of the then-current or future assets of the borrower, as applicable. The February 2025 Loan Agreement matures ten years from issuance, but may be extended if not otherwise converted prior to maturity, with borrowings and interest not due until such time. This third party held no assets at the time the agreements were entered into.
March 2025 NJ Loan Agreement
In March 2025, the Company entered into a loan agreement pursuant to which the Company may provide up to $2,500 of financing (the “March 2025 NJ Loan Agreement”) to a third party (“New Jersey Partnership Three”). Borrowings under the March 2025 NJ Loan Agreement bear interest at a rate of 20% per annum and are secured by substantially all of the then-current and future assets and equity interests of the borrower. The March 2025 NJ Loan Agreement provides for customary events of default, contains certain covenants and other restrictions, and provides for a default penalty of an additional 6% interest. Borrowings are due on the tenth anniversary of the March 2025 NJ Loan Agreement. The Company has a direct equity ownership interest of 35% of the equity interests in the borrower and the March 2025 NJ Loan Agreement and associated agreements provide the Company with conversion options to obtain up to 100% at any time through the maturity date, subject to certain provisions and as may be permitted by applicable regulations.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

The March 2025 NJ Loan Agreement also contains provisions and restrictive covenants that provide the Company with operational and financial influence over New Jersey Partnership Three and the underlying operating agreement provides the Company with financial distributions based on the associated results of operations. The Company determined that the terms and provisions of the March 2025 NJ Loan Agreement and associated agreements create a variable interest in New Jersey Partnership Three and met the criteria for consolidation as of such date. The Company and New Jersey Partnership Three entered into a definitive agreement to acquire an entity that received licensing approvals for the operation of an adult-use dispensary, subject to regulatory approval which is expected to be received within six to twelve months following the signing date, for a total of $1,500 of cash consideration, which was allocated to the license acquired as of the effective date. Of the total consideration, $250 was paid as a deposit during the fourth quarter of 2024 and was included within “Other current assets” on the unaudited Condensed Consolidated Balance Sheet as of December 31, 2024, $250 was paid at signing, and the remaining $1,000 will be paid at final closing and is included as a sellers’ note; refer to Note 11, “Debt.” The Company will also assume the lease associated with the dispensary location. Of the total consideration, $1,383 was allocated to the cost of the license and $117 was allocated to the security deposit for the associated lease, which had a lease liability and ROU asset of $872 and is classified as a finance lease; refer to Note 10, “Leases,” for additional information regarding the Company’s lease arrangements. Additionally, the Company recorded an acquisition-related deferred tax liability of $607, which was allocated to the license as additional cost basis as of the effective date.
Financial Information
The following tables present the summarized financial information about the Company’s consolidated VIEs which are included in the unaudited Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024 and in the unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2025 and 2024, as applicable. The underlying entities were determined to be VIEs since the Company possesses the power to direct the significant activities of the VIEs and has the obligation to absorb losses or the right to receive benefits from the VIEs. The information below excludes intercompany balances and activity that eliminate in consolidation and includes the related acquisition details disclosed in Note 4, “Acquisitions.”

(in thousands)	March 31, 2025	December 31, 2024
Current assets	$8,224	$6,492
Other noncurrent assets	81,281	63,334
Current liabilities	12,850	4,558
Noncurrent liabilities	20,090	13,922
Deficit	(8,891)	(8,646)

	Three Months Ended March 31,
(in thousands)	2025	2024
Revenue, net	$10,845	$704
Net loss	(245)	(1,771)

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

9. INTANGIBLE ASSETS AND GOODWILL

(in thousands)	March 31, 2025	December 31, 2024
Intangible Assets
Licenses and permits	$274,117	$262,017
In-place leases	14,863	14,863
Trade names	380	380
	289,360	277,260
Accumulated amortization:
Licenses and permits	(66,623)	(60,203)
In-place leases	(11,369)	(11,175)
Trade names	(380)	(380)
	(78,372)	(71,758)

Total intangible assets, net	$210,988	$205,502
Amortization expense related to intangible assets was $6,614 and $6,890 during the three months ended March 31, 2025 and 2024, respectively, and total amortization expense capitalized to inventory was $755 and $754, respectively. At March 31, 2025 and December 31, 2024, $500 and $994, respectively, of amortization expense remained capitalized as part of inventory.
No impairment indicators were noted during the three months ended March 31, 2025 or 2024 and, as such, we did not record any impairment charges during either period.
Goodwill

(in thousands)
Balance, December 31, 2024	$49,599
Acquisitions(1)	686
Adjustments to purchase price allocation(1)	940
Balance, March 31, 2025	$51,225
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

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

The components of lease assets and lease liabilities and their classification on the unaudited Condensed Consolidated Balance Sheets were as follows:

(in thousands)	Classification	March 31, 2025	December 31, 2024
Lease assets
Operating leases	Operating lease right-of-use assets	$139,874	$139,067
Finance leases	Property and equipment, net	4,900	3,210
Total lease assets		$144,774	$142,277

Lease liabilities
Current liabilities
Operating leases	Operating lease liabilities, current	$5,521	$5,469
Finance leases	Current portion of debt, net	1,458	1,189
Noncurrent liabilities
Operating leases	Operating lease liabilities, noncurrent	267,641	267,221
Finance leases	Long-term debt, net	3,626	2,021
Total lease liabilities		$278,246	$275,900
The components of lease costs and classification within the unaudited Condensed Consolidated Statements of Operations were as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Operating lease costs
Capitalized to inventory	$9,291	$9,133
General and administrative expenses	1,070	873
Total operating lease costs	$10,361	$10,006

Finance lease costs
Amortization of leased assets(1)	$404	$139
Interest on lease liabilities	100	55
Total finance lease costs	$504	$194
(1)Included as a component of depreciation expense within “General and administrative expenses” on the accompanying unaudited Condensed Consolidated Statements of Operations.
At March 31, 2025 and December 31, 2024, $6,563 and $6,886, respectively, of lease costs remained capitalized in inventory.
The following table presents information on short-term and variable lease costs:

	Three Months Ended March 31,
(in thousands)	2025	2024
Total short-term and variable lease costs	$1,069	$1,065
Sublease income generated during the three months ended March 31, 2025 and 2024 was immaterial.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

The following table includes supplemental cash and non-cash information related to our leases:

	Three Months Ended March 31,
(in thousands)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$10,736	$10,028
Operating cash flows from finance leases	100	55
Financing cash flows from finance leases	341	118
ROU assets obtained in exchange for new lease obligations
Operating leases	$1,479	$2,569
Finance leases	2,215	—
The following table summarizes the weighted-average remaining lease term and discount rate:

	March 31, 2025	December 31, 2024
Weighted-average remaining term (years)
Operating leases	13.0	13.3
Finance leases	8.2	2.8
Weighted-average discount rate
Operating leases	15.1%	15.1%
Finance leases	13.4%	10.5%
The amounts of future undiscounted cash flows related to the lease payments over the lease terms and the reconciliation to the present value of the lease liabilities as recorded on our unaudited Condensed Consolidated Balance Sheet as of March 31, 2025 are as follows:

(in thousands)	Operating Lease Liabilities	Finance Lease Liabilities
Remainder of 2024	$32,686	$1,537
2026	44,223	1,524
2027	45,408	823
2028	46,638	561
2029	47,564	466
Thereafter	442,477	4,697
Total lease payments	658,996	9,608
Less: imputed interest	385,834	4,524
Present value of lease liabilities	$273,162	$5,084

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

(in thousands)	Remainder of 2025	2026	2027	2028	2029	Thereafter	Total
Cash payments due under financing liabilities	$1,898	$2,592	$2,665	$2,741	$2,069	$7,319	$19,284
11. DEBT

(in thousands)	March 31, 2025	December 31, 2024
2024 Term Notes(1)	$250,000	$235,000
2021 Credit Facility(2)	60,000	60,000
Sellers’ notes(3)	18,194	11,060
Finance liabilities(4)	18,100	18,100
Finance leases(5)	5,084	3,210
Financing Agreement(6)	1,964	1,964
Total debt	$353,342	$329,334

Current portion of debt	81,616	74,213
Less: unamortized deferred financing costs	210	332
Current portion of debt, net	$81,406	$73,881

Long-term debt	271,726	255,121
Less: unamortized deferred financing costs	20,116	20,579
Long-term debt, net	$251,610	$234,542
(1)On July 16, 2024, the Company issued $235,000 in aggregate principal of senior secured notes due July 16, 2029 (the “July 2024 Term Notes”) through a private placement (the “2024 Notes Offering”) pursuant to an indenture agreement (the “July 2024 Loan Agreement”). The July 2024 Term Notes were issued at 94.75% of face value and do not require scheduled principal amortization payments. The total of the original issue discount and other capitalized direct financing fees was approximately $21,200 and will be amortized over the associated term using the straight-line method, which approximates the interest method. The Company utilized the proceeds from the 2024 Notes Offering, along with cash on hand, to prepay $215,000 of borrowings outstanding under the 2021 Credit Facility, as further described below. The July 2024 Term Notes were funded by a combination of new and existing lenders. Borrowings from these existing lenders were accounted for as a modification of existing debt. The Company incurred approximately $3,600 of other expenses associated with this transaction that were not capitalizable.
In January 2025, the Company borrowed an additional $15,000 through the issuance of additional term notes (the “January 2025 Term Notes” and, together with the July 2024 Term Notes, the “2024 Term Notes”). The January 2025 Term Notes were issued at 97% of face value and are subject to the same terms and provisions of the July 2024 Loan Agreement, including the interest rate and maturity date thereunder, as further described below. The January 2025 Term Notes were funded by existing lenders and met the criteria for modification accounting treatment. The total of the original issue discount

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

and other capitalized direct financing fees was approximately $700 and will be amortized over the associated term using the straight-line method, which approximates the interest method. The Company incurred $400 of other expenses associated with this transaction that were not capitalizable and are included within “General and administrative expenses” on the unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2025. The Company intends to utilize the net proceeds from the January 2025 Term Notes for general corporate purposes, including to fund growth initiatives.
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
Pursuant to the July 2024 Loan Agreement, the Company has agreed to comply with certain customary covenants, including, but not limited to, restrictions on the Company’s ability to: declare or pay dividends or make certain other payments; purchase, redeem, or otherwise purchase or retire for value any equity interests or any subordinated indebtedness or otherwise make any restricted investment or restricted payment; incur certain indebtedness; create certain liens; consolidate, amalgamate, merge, or transfer all or substantially all of the assets of the Company and certain restricted subsidiaries taken as a whole; enter into certain transactions with affiliates; and engage in certain types of businesses. Additionally, the July 2024 Loan Agreement provides for customary events of default which, if certain of them occur, would permit certain parties, including holders of not less than 25% in aggregate principal of the then-outstanding 2024 Term Notes to declare the principal of, and interest or premium, if any, and any other monetary obligations on, all the then-outstanding 2024 Term Notes to be due and payable immediately. In January 2025, the July 2024 Loan Agreement was amended to modify certain terms and provisions, which amended terms and provisions were not due to actual or anticipated covenant violations. The July 2024 Loan Agreement requires the Company, on a consolidated basis, to maintain liquidity, consisting of cash and/or cash equivalents plus any future revolving credit availability, as of the last day of each fiscal month, as amended, in an aggregate amount of at least $20,000, with which the Company was in compliance as of March 31, 2025. The Company is required to comply with certain other financial covenants in contemplation of certain transactions or events, such as acquisitions and other financing activities, as defined within and provided for under the July 2024 Loan Agreement, as amended.
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
In June 2024, the 2021 Credit Agreement was amended to, among other things, permit the Company to issue new senior secured notes. In July 2024, the Company prepaid $215,000 of borrowings outstanding under the 2021 Credit Facility, primarily utilizing the proceeds from the issuance of the 2024 Term Notes, as discussed above. The remaining $60,000 of borrowings outstanding under the 2021 Credit Facility will remain outstanding based on the original terms of the 2021 Credit Agreement. The Company recognized, as a component of interest expense during the second quarter of 2024, a loss on extinguishment of $5,475, which included $3,527 of prepayment fees and the write-off of $1,948 of unamortized deferred financing costs that were attributable to those lenders who did not provide funding under the 2024 Term Notes. A total of $1,579 of prepayment fees and $1,428 of previously unamortized deferred financing costs that were associated with existing lenders will remain capitalized and will be deferred over the term of the 2024 Term Notes in accordance with modification treatment. A total of $943 of unamortized deferred financing costs were associated with the portion of the 2021 Credit Facility that was not prepaid and will be amortized through the remaining term of those loans.
The Company is required to comply with two financial covenants under the 2021 Credit Agreement. The Company may not permit its liquidity (defined as unrestricted cash and cash equivalents pledged under the 2021 Credit Facility plus any future revolving credit availability) to be below $20,000 as of the last day of any fiscal quarter. Additionally, the Company may not permit the ratio of Consolidated EBITDA (as defined in the 2021 Credit Agreement) to consolidated cash interest expense for any period of four consecutive fiscal quarters to be less than 2.50:1.00. The Company has a customary equity cure right for each of these financial covenants. The Company was in compliance with these covenants as of March 31, 2025.
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
(3)Sellers’ notes consist of amounts owed for acquisitions or other purchases. As of March 31, 2025 and December 31, 2024, sellers’ notes includes the OPA Sellers’ Note which had balance of $11,000 included in “Current portion of debt, net” at each date. The OPA Sellers’ Note was initially recorded net of a discount of $3,010 that was calculated utilizing the Company’s estimated incremental borrowing rate based on the anticipated close date that was accreted to interest expense over an expected term. As of March 31, 2025 and December 31, 2024, sellers’ notes also includes the remaining amount payable related to the Massachusetts Purchase Agreement, as further described in Note 4, “Acquisitions.” Additionally, as of March 31, 2025, sellers’ notes includes a total of $5,734 related to acquisitions associated with the Illinois Partnership, as further described in Note 4, “Acquisitions,” and $1,400 related to acquisitions with other partnerships, as further described in Note 8, “Variable Interest Entities,” and are included within Current portion of debt, net as of March 31, 2025.
(4)Finance liabilities related to failed sale leaseback transactions. See Note 10, “Leases,” for additional information.
(5)Liabilities related to finance leases. See Note 10, “Leases,” for additional information.
(6)In December 2022, the Company received $19,364 pursuant to a financing agreement with a third-party lender (the “Financing Agreement”). The Company assigned to the lender its interests in an employee retention tax credit claim (the “ERTC Claim”) that it submitted in November 2022 totaling approximately $22,794. If the Company does not receive the ERTC Claim, in whole or in part, the Company is required to repay the related portion of the funds received plus interest of 10% accrued from the date of the Financing Agreement through the repayment date. The Financing Agreement does not have a stated maturity date and the discount is being accreted to interest expense over an expected term. The Company’s obligations under the Financing Agreement will be satisfied upon receipt of the ERTC Claim, in full, or other full repayment. A total of $1,964 of the ERTC Claim remains outstanding as of March 31, 2025 and December 31, 2024, which receivable is included in “Other current assets” on the unaudited Condensed Consolidated Balance Sheets, and the balance outstanding under the Financing Agreement is included in “Current portion of debt, net.”

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

Debt Maturities
As of March 31, 2025, the following cash payments are payable under sellers’ notes and term notes:

(in thousands)	Remainder of 2025	2026	2029	Total
Sellers’ notes(1)	$11,060	$7,134	$—	$18,194
Term note maturities	60,000	—	250,000	310,000
(1)Certain cash payments include an interest accretion component. The timing of certain payments may vary based on regulatory approval of the underlying transactions.
Interest Expense
Interest expense during the three months ended March 31, 2025 and 2024 consisted of the following:

	Three Months Ended March 31,
(in thousands)	2025	2024
Cash interest	$9,192	$6,496
Accretion	1,275	1,399
Interest on financing liabilities(1)	623	588
Interest on finance leases	100	55
Total	$11,190	$8,538
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
The following table summarizes the total shares of Class A common stock and Class B common stock outstanding as of March 31, 2025 and December 31, 2024:

(in thousands)	March 31, 2025	December 31, 2024
Shares of Class A common stock	205,161	204,961
Shares of Class B common stock	65	65
Total	205,226	205,026

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

In December 2024, the Company’s board of directors (the “Board”) authorized a share buyback program (the “Buyback Program”) which permits the Company to repurchase up to the lesser of: (i) 10,216 shares of the Company’s Class A common stock; and (ii) $2,250 worth of shares of Class A common stock, in the open market pursuant to a normal course issuer bid, subject to applicable legal, regulatory, and contractual requirements. The total number of shares purchased, timing of purchases, and share prices are dependent upon market conditions and business considerations, any applicable securities law requirements, CSE rules, and any determination of best use of cash available at the time. Any such shares purchased will be retired. The Buyback Program will expire on January 1, 2026, and may be suspended, terminated, or modified at any time for any reason and the Company is under no obligation to purchase any such shares for the duration of the Buyback Program. As of March 31, 2025, a total of 791 shares had been repurchased under the Buyback Program for an aggregate cost, inclusive of fees, of $345. As of March 31, 2025, approximately $1,905 worth of share purchases remains available under the Buyback Program.
Warrants
The following table summarizes the warrants activity during the three months ended March 31, 2025:

	Number of Warrants (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Exercise Period (years)	Aggregate Intrinsic Value (in thousands)(1)
Outstanding, December 31, 2024	3,277	$3.42	1.2	$—
Outstanding, March 31, 2025(2)	3,277	$3.42	0.9	$—
(1)Based on the amount by which the closing market price of our Class A common stock exceeds the exercise price on each date indicated.
(2)The warrants outstanding as of March 31, 2025 are equity-classified instruments, are subject to customary anti-dilution adjustments, and are stand-alone instruments. The fair value per warrant was calculated at issuance using a Black-Scholes model and ranged from $0.06 to $0.84. Significant assumptions used in the calculations included volatility ranging from 70.0% to 87.5% and risk-free rates ranging from 0.3% to 4.2%. No warrants were exercised during the three months ended March 31, 2025.
13. EQUITY-BASED COMPENSATION EXPENSE
Equity Incentive Plans
The Company adopted an incentive plan in November 2020 (the “2020 Plan”) which authorized the issuance of incentive common unit options and restricted common units (collectively, “Awards”). The maximum number of Awards to be issued under the 2020 Plan is 10,031 and any Awards that expire or are forfeited may be re-issued. As of March 31, 2025, a total of 9,994 Awards had been granted under the 2020 Plan and, as of March 31, 2025, there are no remaining unvested Awards and no remaining unrecognized compensation cost associated with these Awards. The Awards issued generally vested over two or three years and the estimated fair value of the Awards at issuance was recognized as compensation expense over the related vesting period.
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

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

On March 9, 2023, the Company’s board of directors unanimously approved, subject to stockholder approval, an amendment to the 2021 Plan (the “Amendment” and together with the 2021 Plan, the “Amended 2021 Plan”) to increase the maximum number of shares of Class A common stock available for issuance under the Amended 2021 Plan to an amount not to exceed 10% of the total number of issued and outstanding shares of Class A common stock, on a non-diluted basis, as constituted on the grant date of an award pursuant to the Amended 2021 Plan. On May 5, 2023, the stockholders of the Company voted to approve the Amendment. As of March 31, 2025, there were 12,867 shares of Class A common stock available for grant for future equity-based compensation awards under the Amended 2021 Plan. Activity related to awards issued under the Amended 2021 Plan is further described below. As of March 31, 2025, no SAR Awards and no RSAs had been granted under the Amended 2021 Plan.
Stock Options
The following table summarizes stock option activity during the three months ended March 31, 2025:

	Options Outstanding
(in thousands, except per share amounts)	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value(1)
Outstanding, December 31, 2024	3,252	$1.78	3.0	$—
Forfeited	(43)	0.85
Expired	(20)	1.73
Outstanding, March 31, 2025	3,189	$1.79	2.7	$—
Exercisable at March 31, 2025	2,844	$1.85	2.7	$—
(1)Based on the amount by which the closing market price of our Class A common stock exceeds the exercise price on each date indicated.
Total unrecognized stock-based compensation expense related to unvested options was $202 as of March 31, 2025, which is expected to be recognized over a weighted-average remaining period of 1.6 years.
Restricted Stock Units
The following table summarizes the RSU activity during the three months ended March 31, 2025:

	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value per Share
Unvested, December 31, 2024	5,898	$1.06
Granted	225	0.40
Vested(1)	(1,383)	1.04
Forfeited	(280)	1.09
Unvested, March 31, 2025	4,460	$1.03
(1)Includes 392 vested shares that were withheld to cover tax obligations and were subsequently cancelled.
As of March 31, 2025, total unrecognized compensation cost related to the RSUs was $4,120, which is expected to be recognized over a weighted-average remaining period of 2.4 years.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

Performance Based Awards
In August 2024, the Company’s Board approved an award of 3,000 RSUs pursuant to an employment agreement that were not granted as of March 31, 2025 or as of the date of filing of this Quarterly Report on Form 10-Q. These awards, once granted, will be subject to certain vesting conditions, including the achievement of certain stock price targets and continued service to the Company.
Compensation Expense by Type of Award
The following table details the equity-based compensation expense by type of award for the periods presented:

	Three Months Ended March 31,
(in thousands)	2025	2024
RSUs	$599	$9,725
Stock Options	29	991
Total equity-based compensation expense	$628	$10,716
During the three months ended March 31, 2025 and 2024, the Company recognized $378 and $6,469, respectively, of expense within “General and administrative expenses” and $1,138 and $2,211, respectively, within “Cost of goods sold.” During the three months ended March 31, 2025 and 2024, the Company capitalized $250 and $4,247, respectively, of equity-based compensation expense to inventory and $1,214 and $2,102 remained capitalized in inventory as of March 31, 2025 and December 31, 2024, respectively.
Employee Stock Purchase Plan
In July 2021, the Company also adopted an employee stock purchase plan (the “2021 ESPP”), pursuant to which 4,000 shares of Class A common stock are reserved for issuance thereunder, subject to certain adjustments and other terms. No shares have been issued under the 2021 ESPP as of March 31, 2025.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

14. INCOME TAXES

	Three Months Ended March 31,
($ in thousands)	2025	2024
Loss before income taxes	$(8,227)	$(5,653)
Income tax expense	11,031	12,510
Effective tax rate	(134.1)%	(221.3)%

Gross profit	$39,561	$52,037
Effective tax rate on gross profit	27.9%	24.0%
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

Three Months Ended March 31, 2025
Balance, December 31, 2024	$149,407
Additions for tax positions related to the current year	9,573
Additions for tax positions related to prior years	4,068
Balance, March 31, 2025	$163,048
A total of $24,236 of interest and penalties is accrued for the uncertain tax positions as of March 31, 2025, which includes $4,068 related to the current year and $20,168 for prior years, and a total of $20,168 of interest and penalties is accrued as of December 31, 2024, which includes $14,744 for the year then ended and $5,424 for prior years. The Company has been selected for examination of its amended tax returns filed with these unrecognized tax benefits but does not currently anticipate its unrecognized tax benefits to be resolved in the next twelve months and anticipates that the total amount of unrecognized tax benefits may change within the next twelve months for additional uncertain tax positions taken on a go-forward basis. If favorably resolved, the unrecognized tax benefits would decrease the Company’s effective tax rate.

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
Through the acquisition of Story of PA CR, LLC (“Story of PA”) in April 2022, the Company is party to a research collaboration agreement with the Geisinger Commonwealth School of Medicine (“Geisinger”), a Pennsylvania Department of Health-Certified Medical Marijuana Academic Clinical Research Center, pursuant to which the Company will help fund clinical research to benefit the patients of Pennsylvania. A total of up to $10,000 of additional funding may be provided pursuant to the research collaboration agreement and is expected to be funded over the course of the ten years following the transaction date based on a percentage of annual revenues associated with the underlying operations, of which none has been funded to date. Of this $10,000, approximately $1,600 and $800 is included within “Accounts payable and accrued liabilities” on the unaudited Condensed Consolidated Balance Sheets at March 31, 2025 and December 31, 2024, respectively, and $8,400 and $9,200, respectively, is included within “Other non-current liabilities.”
Legal and Other Matters
The Company’s operations are subject to a variety of local and state regulations. Failure to comply with one or more of those regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company ceasing operations. While management believes that the Company is in compliance with applicable local and state regulations as of March 31, 2025 in all material respects, cannabis regulations continue to evolve and are subject to differing interpretations, and accordingly, the Company may be subject to regulatory fines, penalties, or restrictions in the future.
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
The Company may be, from time to time, subject to various administrative, regulatory, and other legal proceedings arising in the ordinary course of business. Contingent liabilities associated with legal proceedings are recorded when a liability is probable and the contingent liability can be estimated. We do not accrue for contingent losses that, in our judgment, are considered to be reasonably possible but not probable. At March 31, 2025 there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on our consolidated results of operations, other than as disclosed below.
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
On September 30, 2022, the Company sought leave from the Court to file a second amended complaint (the “Second Amended Complaint”). The Second Amended Complaint contains breach of contract claims against MedMen, as well as a claim for the breach of the implied covenant of good faith and fair dealing, and a claim for anticipatory breach of contract. In connection with those claims, the Company is no longer seeking injunctive or declaratory relief; however, the Company continues to seek damages from MedMen, including, but not limited to, the return of the $4,000 deposit previously paid, approximately $2,400 of advances pursuant to a working capital loan agreement, and other capital expenditure advances paid to MMNY by the Company.

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
On April 26, 2024, MedMen announced that it made an assignment into bankruptcy pursuant to Canada’s Bankruptcy and Insolvency Act on April 24, 2024 and B. Riley Farber Inc. was appointed as its bankruptcy trustee. In addition, MedMen announced that MedMen’s wholly owned subsidiary, MM CAN USA, Inc., a California corporation, was placed into receivership in the Los Angeles Superior Court, Santa Monica Division on April 23, 2024 to effectuate an orderly dissolution and liquidation of its California-based assets. MedMen further announced that it intends to initiate additional receivership proceedings in those U.S. states where MM CAN USA, Inc. controls or owns assets, through which the operations and assets of MedMen’s subsidiaries will be dissolved or liquidated pursuant to applicable laws in the United States. On May 21, 2024, the Los Angeles Superior Court issued an order confirming the appointment of a receiver for MM CAN USA, Inc. The receiver has submitted monthly reports to the Los Angeles Superior Court estimating that the liabilities of MedMen’s subsidiaries likely significantly exceed the estimated liquidated value of MedMen's subsidiaries and their respective assets, and such reports indicate that efforts to dissolve, liquidate, or abandon such assets are ongoing.
During the year ended December 31, 2022, following the Company’s decision to no longer consummate the contemplated transactions, the Company established an estimated reserve of $3,700 related to the amounts that it has been actively pursuing collecting. During the first quarter of 2024, the Company increased this estimated reserve by $2,703, which is included within “General and administrative expenses” on the unaudited Condensed Consolidated Statements of Operations and within “Other” on the unaudited Condensed Consolidated Statements of Cash Flows for that period. The reserve was further increased by $2,744 during the second quarter of 2024 to reflect all remaining outstanding balances, including amounts due under a working capital advance agreement. Of the total reserve as of each of March 31, 2025 and December 31, 2024, $2,422 is included within “Notes receivable” on the unaudited Condensed Consolidated Balance Sheets, $6,695 is included within “Other current assets,” and the remainder is included within “Other noncurrent assets.”

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

16. RELATED PARTY TRANSACTIONS
There were no significant related party transactions during the three months ended March 31, 2025, other than as disclosed in Note 6, “Notes Receivable.”
17. SUPPLEMENTAL INFORMATION
The following table presents supplemental information regarding our other current assets:

(in thousands)	March 31, 2025	December 31, 2024
Deposits and other receivables	$5,989	$4,706
Prepaid expenses	4,553	5,497
Construction deposits	76	375
Other	314	350
Total	$10,932	$10,928
The following table presents supplemental information regarding our accounts payable and accrued liabilities:

(in thousands)	March 31, 2025	December 31, 2024
Accounts payable	$29,266	$26,414
Accrued interest	6,627	13,835
Accrued payroll and related expenses	5,777	8,204
Fixed asset purchases	3,948	1,977
Other	9,017	9,005
Total	$54,635	$59,435
The following table presents supplemental information regarding our general and administrative expenses:

	Three Months Ended March 31,
(in thousands)	2025	2024
Compensation	$15,749	$23,699
Depreciation and amortization	8,700	8,718
Rent and utilities	5,280	5,268
Professional services	3,915	3,770
Insurance	1,167	1,555
Marketing	605	981
Loss (gain) on sale of assets	38	(11)
Other	1,621	5,482
Total	$37,075	$49,462

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
In April 2025, the Company entered into a definitive agreement pursuant to which it proposes to acquire an entity that anticipates obtaining an adult-use license in New Jersey plus $1,000 of cash consideration in exchange for the Company’s Ohio cultivation license and facility and related assets (the “Ohio Cultivation Assets”). Pursuant to this definitive agreement, the Company also proposes to acquire an entity in Ohio that owns and operates a dispensary in Ohio in exchange for a conditional dispensary license that the Company expects to receive, plus $1,000 of cash consideration. This transaction is subject to certain closing conditions, including regulatory approvals. The Ohio Cultivation Assets were being contemplated for sale in this specific transaction with this specific buyer and the Company determined the Ohio Cultivation Assets do not meet the criteria to be classified as held-for-sale as of March 31, 2025. The total of the Ohio Cultivation Assets was approximately $9,000 as of March 31, 2025, including $4,200 of intangible assets, net, $3,000 of goodwill, $1,200 of inventory, and $400 of property and equipment, net.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following management discussion and analysis, which we refer to as the “MD&A,” of the financial condition and results of operations of Ascend Wellness Holdings, Inc. (the “Company,” “AWH,” or “Ascend”) is for the three months ended March 31, 2025 and 2024. It is supplemental to, and should be read in conjunction with, the unaudited condensed consolidated financial statements, and the accompanying notes thereto, (the “Financial Statements”) appearing elsewhere in this Quarterly Report on Form 10-Q (the “Quarterly Report” or “Form 10-Q”) and our Annual Report on Form 10-K for the year ended December 31, 2024 (the “Annual Report”), which has been filed with the United States Securities and Exchange Commission (“SEC”) and with the relevant Canadian securities regulatory authorities under its profile on the System for Electronic Document Analysis and Retrieval Plus (“SEDAR+”). The Financial Statements and Annual Report were prepared in accordance with accounting principles generally accepted in the United States of America, which we refer to as “U.S. GAAP.”
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
Since our formation, we have expanded our operational footprint, primarily through acquisitions, and, as of March 31, 2025, had direct or indirect operations or financial interests in seven United States geographic markets: Illinois, Maryland, Massachusetts, Michigan, New Jersey, Ohio, and Pennsylvania. While we have been successful in opening facilities and dispensaries, we expect continued growth to be driven by opening new operational facilities and dispensaries under our current licenses and through partnership opportunities, expansion of our current facilities, and increased consumer demand. We currently employ approximately 2,200 people.
Our consumer products portfolio is generated primarily from plant material that we grow and process ourselves. As of March 31, 2025, we produce our consumer packaged goods in seven manufacturing facilities with 257,000 square feet of total canopy. During the three months ended March 31, 2025, we sold approximately 56,000 pounds of wholesale product, on a gross basis, respectively, compared to 46,000 pounds during the three months ended March 31, 2024, respectively. Our product portfolio consists of a range of cannabis product categories including flower, pre-rolls, concentrates, vapes, edibles, and other cannabis-related products. As of March 31, 2025, we have 41 open and operating retail locations, which includes 3 partner locations. Subsequent to quarter end, two additional partner locations were added to our network. We have fully-financed expansion plans to achieve a target of 60 total retail locations, including partner locations, in the medium-term. Our new store opening plans are flexible and will ultimately depend on market conditions, local licensing, construction, and other regulatory permissions. We are also pursuing opportunities to partner with social equity license holders to expand our presence in various states. All of our expansion plans are subject to capital allocations decisions, the evolving regulatory environment, and the general economic environment.
Recent Developments
Business Developments
The Company continues to focus on expansion opportunities across the markets in which it operates and remains committed to cost-savings initiatives and improvements in working capital management, as well as focusing on customer engagement. Some of the recent highlights achieved include:
•entering into agreements to provide support to additional partner stores, including one that was added during the quarter, two additional stores that were added subsequent to quarter end, and several that are expected to be added by the end of the year;
•closing of the previous Amesbury, Massachusetts cultivation facility and re-opening the dispensary in Detroit, which has expanded to serve adult-use customers; and
•ending the quarter with $100,034 of cash and cash equivalents, driven by the generation of positive net cash from operating activities resulting and obtaining $15,000 of additional financing that we expect to utilize for strategic initiatives, as further described in “Liquidity and Capital Resources.”

Recent and Pending Transactions
Refer to Note 4, “Acquisitions,” in the Financial Statements for additional information regarding the Company’s acquisition-related activity, including previous transactions that remain pending.
Pursuant to various contractual agreements, the Company is providing funding and operational support to a consolidated variable interest entity (“VIE”) (the “Illinois Partnership”), which entered into various transactions during the three months ended March 31, 2025, as further described below. Refer to Note 8, “Variable Interest Entities,” in the Financial Statements for additional information regarding the Company’s VIEs, including the Illinois Partnership, and certain other transactions.
Illinois Partnership Activity
In December 2024, the Illinois Partnership entered into a definitive agreement to acquire the membership interests of an entity that anticipates receiving two adult-use licenses in Illinois, which agreement is subject to regulatory approval. In conjunction with this definitive agreement, the parties entered into certain management services agreements (“MSAs”) pursuant to which the Illinois Partnership will provide management and advisory services for a set fee. These MSAs were subject to regulatory review and approval, which was received in February 2025. Based on the provisions of the agreements, the Illinois Partnership obtained operational and financial influence over the underlying entity and therefore recognized the transaction as an asset acquisition as of the February 2025 regulatory approval date of these MSAs. Total cash consideration for this transaction may be up to $4,000, subject to certain closing adjustments, which was allocated to the licenses acquired as of the effective date. Of the total consideration, $1,000 was paid at signing in December 2024 and is included within “Other non-current assets” on the unaudited Condensed Consolidated Balance Sheet in the Financial Statements as of December 31, 2024. A total of up to $1,500 is expected to be paid upon opening of the associated dispensary locations and a total of up to $1,500 is expected be paid upon final closing of the associated transaction. The total of the remaining payments is included as a sellers’ note; refer to Note 11, “Debt” in the Financial Statements. Additionally, the Company recorded an acquisition-related deferred tax liability of $1,755, which was allocated to the license as additional cost basis as of the effective date. Refer to Note 4, “Acquisitions,” and to Note 8, “Variable Interest Entities,” for additional information.
In January 2025, the Illinois Partnership entered into a definitive agreement to acquire a conditional adult-use license in Illinois, which agreement is subject to regulatory approval. Total cash consideration for this transaction is $1,900, which is due at final closing and is subject to certain closing adjustments. In conjunction with this definitive agreement, the parties entered into certain MSAs under which the Illinois Partnership will provide certain management and advisory services for a set fee. The parties also entered into a working capital loan and security agreement, under which the Illinois Partnership may loan up to $3,650 for the build-out of the associated dispensary. Based on the provisions of the MSAs and working capital loan, the Illinois Partnership obtained operational and financial influence over the underlying assets as of the February 2025 regulatory approval date of the MSAs. As such, this transaction was accounted for as an asset acquisition as of that date and the total consideration was allocated as the cost of the license acquired. The payment due at closing is included as a sellers’ note; refer to Note 11, “Debt” in the Financial Statements. The associated dispensary opened in May 2025 and the Company anticipates that closing of the the transaction may occur by the end of 2025. Refer to Note 4, “Acquisitions,” and to Note 8, “Variable Interest Entities,” for additional information.

Effective in March 2025, the Illinois Partnership acquired an entity that owns and operates an adult-use dispensary (“Illinois Partnership Dispensary Two”) and also entered into a related MSA pursuant to which the Illinois Partnership will provide certain management and advisory services for a set fee while the underlying transaction is pending regulatory approval. Based on the provisions of this MSA, the Illinois Partnership obtained operational and financial influence over the Illinois Partnership Dispensary Two and therefore recognized the transaction as a business combination as of the March 2025 regulatory approval date of this MSA. Total cash consideration for this transaction is $1,667, of which $833 was payable upon the regulatory approval of the MSA and the remainder is due at final closing, subject to certain closing adjustments. This agreement also provides for an earn-out payment, to be paid in cash, based on 3.2-times EBITDA (as defined) that is achieved during a specified twelve-month period, less the purchase price, and had an initial fair-value estimate of $1,600. Refer to Note 4, “Acquisitions,” and to Note 8, “Variable Interest Entities,” for additional information.
February 2025 NJ Loan Agreement
In February 2025, the Company entered into a loan agreement pursuant to which the Company may provide up to $2,500 of financing (the “February 2025 NJ Loan Agreement”) to a third party (“New Jersey Partnership Two”). The Company has a direct equity ownership interest of 35% of the equity interests in the borrower and the February 2025 NJ Loan Agreement provides the Company with conversion options to obtain up to 100% at any time through the maturity date, subject to certain provisions and as may be permitted by applicable regulations. The February 2025 NJ Loan Agreement also contains certain provisions and restrictive covenants that provide the Company with operational and financial influence over New Jersey Partnership Two and provides the Company with financial distributions based on the associated results of operations. The Company determined that the terms and provisions of the February 2025 NJ Loan Agreement create a variable interest in New Jersey Partnership Two and met the criteria for consolidation as of such date.
The Company and New Jersey Partnership Two entered into a definitive agreement to acquire an entity that received licensing approvals for the operation of an adult-use dispensary for a total of $650 of cash consideration. This agreement is subject to regulatory approval, which is expected to be received within six to twelve months following the signing date. The consideration was allocated to the cost of the license, of which $250 was paid at signing. The remaining $400 is due at the earlier of: (i) the first sale of cannabis at the associated dispensary, or (ii) the one year anniversary of the agreement date, and is included as a sellers’ note; refer to Note 11, “Debt.” Additionally, the Company recorded an acquisition-related deferred tax liability of $285, which was allocated to the license as additional cost basis as of the effective date. The Company will also assume the lease associated with the anticipated dispensary location. The non-controlling interest was determined to have a de minimis fair value and the net loss attributable to the non-controlling interest was not significant during the three months ended March 31, 2025. Since the entity is consolidated as a VIE, the intercompany activity related to the February 2025 NJ Loan Agreement is eliminated in consolidation. Refer to Note 8, “Variable Interest Entities,” in the Financial Statements for additional information.
March 2025 NJ Loan Agreement
In March 2025, the Company entered into a loan agreement pursuant to which the Company may provide up to $2,500 of financing (the “March 2025 NJ Loan Agreement”) to a third party (“New Jersey Partnership Three”). The Company has a direct equity ownership interest of 35% of the equity interests in the borrower and the March 2025 NJ Loan Agreement and associated agreements provide the Company with conversion options to obtain up to 100% at any time through the maturity date, subject to certain provisions and as may be permitted by applicable regulations. The March 2025 NJ Loan Agreement also contains provisions and restrictive covenants that provide the Company with operational and financial influence over New Jersey Partnership Three and the underlying operating agreement provides the Company with financial distributions based on the associated results of operations. The Company determined that the terms and provisions of the March 2025 NJ Loan Agreement and associated agreements create a variable interest in New Jersey Partnership Three and met the criteria for consolidation as of such date.

The Company and New Jersey Partnership Three entered into a definitive agreement to acquire an entity that received licensing approvals for the operation of an adult-use dispensary, subject to regulatory approval which is expected to be received within six months following the signing date, for a total of $1,500 of cash consideration. Of the total consideration, $250 was paid as a deposit during the fourth quarter of 2024 and was included within “Other current assets” on the unaudited Condensed Consolidated Balance Sheet in the Financial Statements as of December 31, 2024, $250 was paid at signing, and the remaining $1,000 will be paid at final closing and is included as a sellers’ note; refer to Note 11, “Debt” in the Financial Statements. The Company will also assume the lease associated with the dispensary location. Of the total consideration, $1,383 was allocated to the cost of the license as of the effective date and $117 was allocated to the security deposit for the associated lease, which had a lease liability and ROU asset of $872 and is classified as a finance lease; refer to Note 10, “Leases,” for additional information regarding the Company’s lease arrangements. Additionally, the Company recorded an acquisition-related deferred tax liability of $607, which was allocated to the license as additional cost basis as of the effective date. Refer to Note 8, “Variable Interest Entities,” in the Financial Statements for additional information.
Pending Transactions
In January 2025, the Illinois Partnership entered into a definitive agreement to acquire an entity that owns and operates an adult-use dispensary (“Illinois Partnership Dispensary Three”), which agreement is subject to regulatory approval. The parties also entered into a MSA under which the Illinois Partnership will, subject to regulatory approval, provide management and advisory services for a set fee. This MSA became effective in May 2025, following regulatory approval, and will remain in place until the definitive agreement is approved and the underlying transaction closes. Total cash consideration for this transaction is $3,333, of which $1,667 was paid upon the regulatory approval of the MSA and the remainder will be due at final closing, subject to certain closing adjustments. This agreement also provides for an earn-out payment, to be paid in cash, based on 3.2-times EBITDA (as defined) that is achieved during a specified twelve-month period, less the purchase price.
In February 2025, pursuant to a loan agreement (the “February 2025 Loan Agreement”) through which the Company may provide funding to a third party, at its sole discretion, this third party entered into a definitive agreement through which it anticipates acquiring two adult-use dispensaries, subject to certain closing conditions, including regulatory approval which had not been received as of March 31, 2025. Total cash consideration for this transaction is $7,850, subject to certain closing adjustments, including the settlement of a note outstanding, and of which $250 was paid at signing. This transaction also provides for an earn-out payment, payable in cash, in an amount equal to the lesser of $2,000 or three times the Annual EBITDA (as defined) during the one-year period following closing. Refer to Note 8, “Variable Interest Entities,” in the Financial Statements for additional information.
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

Key Financial Highlights
•Revenue decreased by $14,413, or 10%, during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, primarily driven by declines across our legacy business driven by increased competition and pricing pressure in most of our markets, slightly offset by incremental revenue from acquisitions and partnerships.
•Operating profit of $2,486 during the three months ended March 31, 2025, as compared to $2,575 during the three months ended March 31, 2024, primarily resulting from declines in revenue and margin pressure, partially offset by reduced general and administrative expenses largely attributable to certain strategic initiatives implemented during the second half of 2024.
•Net increase in cash and cash equivalents of $11,780 during the three months ended March 31, 2025, primarily driven by net cash received from the issuance of additional term loans and improvements in working capital management, all partially offset by investments in capital assets and payments associated with acquisitions.

RESULTS OF OPERATIONS
Three Months Ended March 31, 2025 Compared with the Three Months Ended March 31, 2024

	Three Months Ended March 31,
($ in thousands)	2025	2024	Increase / (Decrease)
Revenue, net	$127,997	$142,410	$(14,413)	(10)%
Cost of goods sold	(88,436)	(90,373)	(1,937)	(2)%
Gross profit	39,561	52,037	(12,476)	(24)%
Gross profit %	30.9%	36.5%
Operating expenses
General and administrative expenses	37,075	49,462	(12,387)	(25)%
Operating profit	2,486	2,575	(89)	(3)%

Other (expense) income
Interest expense	(11,190)	(8,538)	2,652	31%
Other, net	477	310	167	54%
Total other expense	(10,713)	(8,228)	2,485	30%
Loss before income taxes	(8,227)	(5,653)	2,574	46%
Income tax expense	(11,031)	(12,510)	(1,479)	(12)%
Net loss	$(19,258)	$(18,163)	$1,095	6%
Revenue
Revenue decreased by $14,413 during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. The decrease was primarily driven by declines across dispensary locations totaling $22,920, primarily driven by softness in Illinois and New Jersey that was partially offset by a benefit from adult-use sales in Ohio which began during the third quarter of 2024. Additionally, the decrease was partially offset by $8,847 of incremental revenue from new store openings that occurred in 2024 associated with previously acquired licenses and a contribution of $3,220 of incremental revenue from partner stores. Additionally, net revenue from our wholesale operations declined by $3,560 resulting from increased competition and price compression across certain markets, particularly in New Jersey and Illinois, partially offset by expansion in Massachusetts. During the three months ended March 31, 2025, we sold approximately 56,000 pounds of wholesale product, on a gross basis, compared to 46,000 pounds during the three months ended March 31, 2024.
Cost of Goods Sold and Gross Profit
Cost of goods sold decreased by $1,937 during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. Cost of goods sold represents direct and indirect expenses attributable to the production of wholesale products as well as direct expenses incurred in purchasing products from other wholesalers. Gross profit for the three months ended March 31, 2025 was $39,561, representing a gross margin of 30.9%, compared to gross profit of $52,037 and gross margin of 36.5% for the three months ended March 31, 2024. Gross margin for the current quarter was impacted by increased competition and pricing across most of our markets, particularly in New Jersey and Illinois, as well as a shift in mix between retail and wholesale products. The current period also benefited from $1,300 of lower write-downs of certain inventory items that were largely driven by pricing pressure in the prior year.

General and Administrative Expenses
General and administrative expenses decreased by $12,387, or 25%, during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. The decrease was primarily driven by:
• $7,950 decrease in compensation expense, including $6,091 of lower equity-based compensation expense that was largely due to the acceleration of certain awards in the prior year and the remainder of which is attributable to a benefit from strategic streamlining initiatives that were implemented in late 2024;
•the absence of a $2,703 estimated reserve recognized in the prior year related to certain amounts associated with a previous transaction; and
•the absence of a $984 discount recognized on a long-term receivable in the prior year.
Interest Expense
Interest expense increased by $2,652, or 31%, during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, primarily driven by higher cash interest expense associated with new term notes (refer to “Liquidity and Capital Resources” for further information). During the three months ended March 31, 2025, the Company had a weighted-average outstanding debt balance of $346,089 with a weighted-average interest rate of 11.5%, excluding finance leases, compared to a weighted-average debt balance of $315,325 during the three months ended March 31, 2024 with a weighted-average interest rate of 9.5%.
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
The internal revenue service has taken the position that cannabis companies are subject to the limitations of Internal Revenue Code (“IRC”) Section 280E, under which such companies are only allowed to deduct expenses directly related to the sales of product. This results in permanent differences between ordinary and necessary business expenses deemed non-allowable under IRC Section 280E and those allowed for financial statement reporting purposes (“book-to-tax” differences). Cannabis companies operating in states that align their tax codes with IRC Section 280E are also unable to deduct ordinary and necessary business expenses for state tax purposes. Ordinary and necessary business expenses deemed non-deductible under IRC Section 280E are treated as permanent book-to-tax differences. Therefore, the effective tax rate on income realized by cannabis companies can be highly variable and may not necessarily correlate with pre-tax income or loss. As of March 31, 2025, the Company recorded an uncertain tax liability totaling $163,048 for uncertain tax positions related to the treatment of certain transactions and deductions under IRC Section 280E based on legal interpretations that challenge the Company’s tax liability under IRC Section 280E. The Company has been selected for examination of its amended tax returns filed with these unrecognized tax benefits but does not currently anticipate its unrecognized tax benefits to be resolved in the next twelve months and anticipates that the total amount of unrecognized tax benefits may change within the next twelve months for additional uncertain tax positions taken on a go-forward basis. If favorably resolved, the unrecognized tax benefits would decrease the Company’s effective tax rate.
The statutory federal tax rate was 21% during both periods. During the three months ended March 31, 2025 the Company had operations in seven U.S. geographic markets: Illinois, Maryland, Massachusetts, Michigan, New Jersey, Ohio, and Pennsylvania, which have state tax rates ranging from 6% to 11.5%. Certain states, including Illinois, Maryland, Michigan, and New Jersey, do not align with IRC Section 280E for state tax purposes and permit the deduction of ordinary and necessary business expenses from gross profit in the calculation of state taxable income. There have been no material changes to income tax matters in connection with the normal course of our operations during the current year.

Income tax expense was $11,031, or 27.9%, of gross profit, during the three months ended March 31, 2025, as compared to $12,510, or 24.0%, of gross profit, during the three months ended March 31, 2024. The effective tax rate on gross profit for the three months ended March 31, 2025 was impacted by higher penalties and interest due on tax payments and uncertain tax positions, partially offset by a benefit from an incremental impact attributable to the tax treatment of certain acquired intangible assets. Refer to Note 14, “Income Taxes,” in the Financial Statements for additional information regarding the Company’s income taxes.
NON-GAAP FINANCIAL MEASURES
We define “Adjusted Gross Profit” as gross profit excluding non-cash inventory costs, which include depreciation and amortization included in cost of goods sold, equity-based compensation included in cost of goods sold, and other non-cash inventory adjustments. We define “Adjusted Gross Margin” as Adjusted Gross Profit as a percentage of net revenue. Our “Adjusted EBITDA” is a non-GAAP measure used by management that is not defined by U.S. GAAP and may not be comparable to similar measures presented by other companies. We define “Adjusted EBITDA Margin” as Adjusted EBITDA as a percentage of net revenue. Management calculates Adjusted EBITDA as the reported net income or loss, adjusted to exclude: income tax expense, other (income) expense, interest expense, depreciation and amortization, depreciation and amortization included in cost of goods sold, non-cash inventory adjustments, equity-based compensation, equity-based compensation included in cost of goods sold, start-up costs, start-up costs included in cost of goods sold, transaction-related and other non-recurring expenses, and gain or loss on sale of assets. Accordingly, management believes that Adjusted EBITDA provides meaningful and useful financial information, as this measure demonstrates the operating performance of the business. Non-GAAP financial measures may be considered in addition to the results prepared in accordance with U.S. GAAP, but they should not be considered a substitute for, or superior to, U.S. GAAP results.
The following table presents Adjusted Gross Profit for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
($ in thousands)	2025	2024
Gross Profit	$39,561	$52,037
Depreciation and amortization included in cost of goods sold	9,700	7,662
Equity-based compensation included in cost of goods sold	1,138	2,211
Non-cash inventory adjustments(1)	1,774	474
Adjusted Gross Profit	$52,173	$62,384
Adjusted Gross Margin	40.8%	43.8%
(1)Consists of write-offs of expired products, obsolete packaging, and net realizable value adjustments related to certain inventory items.

The following table presents Adjusted EBITDA for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
($ in thousands)	2025	2024
Net loss	$(19,258)	$(18,163)
Income tax expense	11,031	12,510
Other, net	(477)	(310)
Interest expense	11,190	8,538
Depreciation and amortization	18,400	16,380
Non-cash inventory adjustments(1)	1,774	474
Equity-based compensation	1,516	8,680
Start-up costs(2)	736	494
Transaction-related and other non-recurring expenses(3)	2,063	3,883
Loss (gain) on sale of assets	38	(11)
Adjusted EBITDA	$27,013	$32,475
Adjusted EBITDA Margin	21.1%	22.8%
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
(3)Other non-recurring expenses including legal and professional fees associated with litigation matters, potential acquisitions, other regulatory matters, and other reserves or one-time expenses. The three months ended March 31, 2025 includes approximately $400 of expenses associated with our January 2025 term loans. The three months ended March 31, 2024 includes: a reserve of $2,703 related to certain amounts associated with a previous transaction, $984 recognized as a discount on a noncurrent receivable, and $140 related to a fair value adjustment associated with an acquisition earn-out.

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
Financing History and Future Capital Requirements
Historically, we have used private financing as a source of liquidity for short-term working capital needs and general corporate purposes. In May 2021, we completed an initial public offering of shares of our Class A common stock through which we raised aggregate net proceeds of approximately $86,065, after deducting underwriting discounts and commissions and certain direct offering expenses paid by us, and in August 2021 we entered into a credit facility under which we initially borrowed a $210,000 term loan. During the second quarter of 2022, we borrowed an additional $65,000 of term loans from certain lenders under the expansion feature of that credit facility, as further described below. Additionally, during the second quarter of 2023, we raised an aggregate of $7,000 in gross proceeds through a non-brokered private placement offering of an aggregate of 9,859 shares of the Company’s Class A common stock to a single investor. In July 2024 we issued term notes in aggregate principal of $235,000, which proceeds were used, together with cash on hand, to prepay a portion of our other term loans then-outstanding, as discussed further below. In January 2025, we issued an additional $15,000, in aggregate principal, of term loans, for general corporate purposes, including to fund growth initiatives.
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
As of March 31, 2025 and December 31, 2024, we had total current liabilities of $147,918 and $144,541, respectively, and total current assets of $237,375 and $229,376, respectively, which includes cash and cash equivalents of $100,034 and $88,254, respectively, to meet our current obligations. As of March 31, 2025, we had working capital of $89,457, compared to $84,835 as of December 31, 2024.
Approximately 95% and 93% of our cash and cash equivalents balance as of March 31, 2025 and December 31, 2024, respectively, is on deposit with banks, credit unions, or other financial institutions. We have not experienced any material impacts related to banking restrictions applicable to cannabis businesses. Our cash and cash equivalents balance is not restricted for use by VIEs.
As reflected in the Financial Statements, we had an accumulated deficit as of March 31, 2025 and December 31, 2024, as well as a net loss for the three months ended March 31, 2025 and 2024, which are indicators that raise substantial doubt of our ability to continue as a going concern. Management believes that substantial doubt of our ability to continue as a going concern for at least one year from the issuance of our Financial Statements has been alleviated due to the cash balance on hand and the generation of positive net cash provided by operating activities. Management plans to continue to access capital markets for additional funding through debt and/or equity financings to supplement future cash needs, as may be required. However, management cannot provide any assurances that the Company will be successful in accomplishing its business plans. If we are unable to raise additional capital on favorable terms, if at all, whenever necessary, we may be forced to decelerate or curtail certain of our operations until such time as additional capital becomes available.

2024 Notes Offering
On July 16, 2024, the Company issued $235,000 in aggregate principal of senior secured notes due July 16, 2029 (the “July 2024 Term Notes”) through a private placement (the “2024 Notes Offering”) pursuant to an indenture agreement (the “July 2024 Loan Agreement”). The July 2024 Term Notes were issued at 94.75% of face value and do not require scheduled principal amortization payments. The total of the original issue discount and other capitalized direct financing fees was approximately $21,200 and will be amortized over the associated term using the straight-line method, which approximates the interest method. The Company utilized the proceeds from the 2024 Notes Offering, along with cash on hand, to prepay $215,000 of borrowings outstanding under the 2021 Credit Facility, as further described below. The 2024 Term Notes were funded by a combination of new and existing lenders. Borrowings from these existing lenders were accounted for as a modification of existing debt. The Company incurred approximately $3,600 of other expenses associated with this transaction that were not capitalizable.
In January 2025, the Company borrowed an additional $15,000 through the issuance of additional term notes (the “January 2025 Term Notes” and, together with the July 2024 Term Notes, the “2024 Term Notes”). The January 2025 Term Notes were issued at 97% of face value and are subject to the same terms and provisions of the July 2024 Loan Agreement, including the interest rate and maturity date thereunder, as further described below. The January 2025 Term Notes were funded by existing lenders and met the criteria for modification accounting treatment. The total of the original issue discount and other capitalized direct financing fees was approximately $700 and will be amortized over the associated term using the straight-line method, which approximates the interest method. The Company incurred $400 of other expenses associated with this transaction that were not capitalizable and are included within “General and administrative expenses” on the unaudited Condensed Consolidated Statements of Operations in the Financial Statements for the three months ended March 31, 2025.
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
Pursuant to the July 2024 Loan Agreement, the Company has agreed to comply with certain customary covenants, including, but not limited to, restrictions on the Company’s ability to: declare or pay dividends or make certain other payments; purchase, redeem, or otherwise purchase or retire for value any equity interests or any subordinated indebtedness or otherwise make any restricted investment or restricted payment; incur certain indebtedness; create certain liens; consolidate, amalgamate, merge, or transfer all or substantially all of the assets of the Company and certain restricted subsidiaries taken as a whole; enter into certain transactions with affiliates; and engage in certain types of businesses. Additionally, the July 2024 Loan Agreement provides for customary events of default which, if certain of them occur, would permit certain parties, including holders of not less than 25% in aggregate principal of the then-outstanding 2024 Term Notes to declare the principal of, and interest or premium, if any, and any other monetary obligations on, all the then-outstanding 2024 Term Notes to be due and payable immediately. In January 2025, the July 2024 Loan Agreement was amended to modify certain terms and provisions, which amended terms and provisions were not due to actual or anticipated covenant violations. The July 2024 Loan Agreement requires the Company, on a consolidated basis, to maintain liquidity, consisting of cash and/or cash equivalents plus any future revolving credit availability, as of the last day of each fiscal month, as amended, in an aggregate amount of at least $20,000, with which the Company was in compliance as of March 31, 2025. The Company is required to comply with certain other financial covenants in contemplation of certain transactions or events, such as acquisitions and other financing activities, as defined within and provided for under the July 2024 Loan Agreement, as amended.
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

We are required to comply with two financial covenants under the 2021 Credit Agreement. Liquidity (defined as unrestricted cash and cash equivalents pledged under the 2021 Credit Facility plus any future revolving credit availability) may not be below $20,000 as of the last day of any fiscal quarter, and we may not permit the ratio of Consolidated EBITDA (as defined in the 2021 Credit Agreement) to consolidated cash interest expense for any period of four consecutive fiscal quarters to be less than 2.50:1.00. The Company has a customary equity cure right for each of these financial covenants. The Company was in compliance with these covenants as of March 31, 2025. Refer to Note 11, “Debt,” in the Financial Statements for additional information regarding the 2021 Credit Facility and the Company’s other debt transactions.
Cash Flows

	Three Months Ended March 31,
(in thousands)	2025	2024
Net cash provided by operating activities	$5,939	$3,900
Net cash used in investing activities	(7,847)	(1,988)
Net cash provided by (used in) financing activities	13,688	(1,516)
Operating Activities
Net cash provided by operating activities increased by $2,039 during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, primarily driven by improvements in working capital management, including a net benefit from the timing of payments to suppliers and vendors and collection of receivables.
Investing Activities
Net cash used in investing activities increased by $5,859 during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. The prior year benefited from the collection of a note receivable, whereas the current year benefited from slightly lower additions to capital assets and lower payments associated with acquisitions.
Financing Activities
Net cash provided by financing activities was $13,688 during the three months ended March 31, 2025, as compared to net cash used in financing activities of $1,516 during the three months ended March 31, 2024. The current period reflects the receipt of proceeds from the issuance of the January 2025 Term Notes, net of related financing costs.

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
The following table summarizes the Company’s material future contractual obligations as of March 31, 2025:

(in thousands)	Commitments Due by Period
Contractual Obligations	Total	Remainder of 2025	2026 - 2027	2028 - 2029	Thereafter
Term notes(1)	$310,000	$60,000	$—	$250,000	$—
Fixed interest related to term notes(2)	145,720	18,133	63,750	63,837	—
Sellers’ notes(3)	18,194	11,060	7,134	—	—
Finance arrangements(4)	19,284	1,898	5,257	4,810	7,319
Operating leases(5)	658,996	32,686	89,631	94,202	442,477
Finance leases(5)	9,608	1,537	2,347	1,027	4,697
Total	$1,161,802	$125,314	$168,119	$413,876	$454,493
(1)Principal payments due under our term notes payable as of March 31, 2025. Refer to Note 11, “Debt,” in the Financial Statements for additional information.
(2)Represents fixed interest rate payments on borrowings under our term notes payable based on the principal outstanding as of March 31, 2025. Interest payments could fluctuate based on prepayments or additional amounts borrowed.
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
Capital Expenditures
We anticipate capital expenditures, net of tenant improvement allowances, totaling approximately $30,000 to $35,000 for 2025. Changes to this estimate could result from the timing of various project start dates, which are subject to local and regulatory approvals, as well as capital allocation considerations. Spending at our cultivation and processing facilities includes: construction; purchase of capital equipment such as extraction equipment, heating, ventilation, and air conditioning equipment, and other manufacturing equipment; general maintenance; and information technology capital expenditures. Dispensary-related capital expenditures includes construction costs for the initial build-out of each location, general maintenance costs, and upgrades to existing locations.

During 2025, we expect to build out additional dispensaries across our network, including partner dispensaries. We also anticipate completing certain expansion projects across our cultivation facilities in addition to other enhancements and general maintenance activities across our portfolio. Management expects to fund capital expenditures primarily by utilizing cash flows from operations.
As of March 31, 2025, our construction in progress (“CIP”) balance was $8,568 and relates to capital spending on projects that were not yet complete. This balance includes amounts related to certain expansion projects at our New Jersey, Massachusetts, and Illinois cultivation facilities, partner dispensary build-outs, and other projects across our dispensaries and cultivation facilities.
Share Repurchase Program
In December 2024, the Company’s board of directors (the “Board”) authorized a share buyback program (the “Buyback Program”) which permits the Company to repurchase up to the lesser of: (i) 10,216 shares of the Company’s Class A common stock; and (ii) $2,250 worth of shares of Class A common stock, in the open market pursuant to a normal course issuer bid, subject to applicable legal, regulatory, and contractual requirements. The total number of shares purchased, timing of purchases, and share prices are dependent upon market conditions and business considerations, any applicable securities law requirements, CSE rules, and any determination of best use of cash available at the time. Any such shares purchased will be retired. The Buyback Program will expire on January 1, 2026, and may be suspended, terminated, or modified at any time for any reason and the Company is under no obligation to purchase any such shares for the duration of the Buyback Program. As of March 31, 2025, a total of 791 shares had been repurchased under the Buyback Program for an aggregate cost, inclusive of fees, of $345. As of March 31, 2025, approximately $1,905 worth of share purchases remains available under the Buyback Program. Refer to Note 12, “Stockholders’ Equity,” in the Financial Statements for additional information regarding the Company’s capital structure.
Other Matters
Equity Incentive Plans
The Company’s current stock incentive plan, as amended, (the “Amended 2021 Plan”), authorizes the issuance of options, stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”), and other stock-based awards (collectively the “2021 Plan Awards”). The Amended 2021 Plan provides for a maximum number of shares of Class A common stock available for issuance to not exceed 10% of the total number of issued and outstanding shares of Class A common stock, on a non-diluted basis, as constituted on the grant date of a plan award. As of March 31, 2025, there were 12,867 shares of Class A common stock available for grant for future awards under the Amended 2021 Plan.
During the three months ended March 31, 2025, the Company granted a total of 225 RSUs under the Amended 2021 Plan and a total of 4,460 granted are unvested as of March 31, 2025. Total unrecognized compensation cost related to the RSUs was $4,120 as of March 31, 2025, which is expected to be recognized over a weighted-average remaining period of 2.4 years.
As of March 31, 2025, a total of 3,189 stock option awards are outstanding under the Amended 2021 Plan, of which 2,844 are exercisable. No options were granted during the three months ended March 31, 2025 and none were exercised. As of March 31, 2025, the outstanding options have a remaining weighted-average contractual life of 2.7 years and total unrecognized compensation cost related to unvested options was $202, which is expected to be recognized over a weighted-average remaining period of 1.6 years.
During the three months ended March 31, 2025 and 2024, the Company recognized $378 and $6,469, respectively, of equity-based compensation expense within “General and administrative expenses” on the unaudited Condensed Consolidated Statements of Operations in the Financial Statements and recognized $1,138 and $2,211 within “Cost of goods sold.”

In July 2021, the Company adopted an employee stock purchase plan (the “2021 ESPP”), pursuant to which 4,000 shares of Class A common stock are reserved for issuance thereunder, subject to certain adjustments and other terms. As of March 31, 2025, no shares have been issued under the 2021 ESPP.
Refer to Note 13, “Equity-Based Compensation Expense,” in the Financial Statements for additional information regarding the Company’s equity awards and equity-based compensation expense.
Lease-Related Transactions
Refer to Note 10, “Leases,” in the Financial Statements for information regarding the Company’s leases and lease-related transactions.
Legal Matters
Refer to Note 15, “Commitments and Contingencies,” in the Financial Statements for information regarding the Company’s significant legal matters.
Subsequent Transactions
In April 2025, the Company entered into a definitive agreement pursuant to which it proposes to acquire an entity that anticipates obtaining an adult-use license in New Jersey plus $1,000 of cash consideration in exchange for the Company’s Ohio cultivation license and facility and related assets (the “Ohio Cultivation Assets”). Pursuant to this definitive agreement, the Company also proposes to acquire an entity in Ohio that owns and operates a dispensary in Ohio in exchange for a conditional dispensary license that the Company expects to receive, plus $1,000 of cash consideration. This transaction is subject to certain closing conditions, including regulatory approvals. The Ohio Cultivation Assets were being contemplated for sale in this specific transaction with this specific buyer and the Company determined the Ohio Cultivation Assets do not meet the criteria to be classified as held-for-sale as of March 31, 2025. The total of the Ohio Cultivation Assets was approximately $9,000 as of March 31, 2025, including $4,200 of intangible assets, net, $3,000 of goodwill, $1,200 of inventory, and $400 of property and equipment, net.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our accompanying Financial Statements are prepared in accordance with U.S. GAAP, which requires us to make certain estimates in the application of our accounting policies based on the best assumptions, judgments, and opinions of our management. The Company’s significant accounting policies are described in Note 2, “Basis of Presentation and Significant Accounting Policies,” in the Financial Statements. For a description of our critical accounting policies, see Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report. There have been no significant changes to our critical accounting policies and estimates discussed in our Annual Report.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are exposed in varying degrees to various market risks, including changes in interest rates, prices of raw materials, and other financial instrument related risks. There have been no material changes in our market risks from those disclosed in Item 7A., “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2024.
Liquidity Risk
Liquidity risk is the risk that we will not be able to meet our financial obligations associated with financial liabilities. We manage liquidity risk through the effective management of our capital structure. Our approach to managing liquidity is to ensure that we will have sufficient liquidity at all times to settle obligations and liabilities when due.
As reflected in the Financial Statements, the Company had an accumulated deficit as of March 31, 2025 and December 31, 2024, as well as a net loss for the three months ended March 31, 2025 and 2024, which are indicators that raise substantial doubt of our ability to continue as a going concern. Management believes that substantial doubt of our ability to continue as a going concern for at least one year from the issuance of our Financial Statements has been alleviated due to the cash balance on hand and the generation of positive net cash provided by operating activities. Management plans to continue to access capital markets for additional funding through debt and/or equity financings to supplement future cash needs, as may be required. However, management cannot provide any assurances that we will be successful in accomplishing our business plans. If we are unable to raise additional capital on favorable terms, if at all, whenever necessary, we may be forced to decelerate or curtail certain of our operations until such time as additional capital becomes available.

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
ITEM 1A. RISK FACTORS.
As of the date of this filing, there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, in response to Item 1A., “Risk Factors,” of Part I of the Annual Report.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
There have been no sales of unregistered securities during the quarter ended March 31, 2025, and from the period from April 1, 2025 to the filing date of this report, which have not been previously disclosed in a prior Quarterly Report on Form 10-Q or Current Report on Form 8-K.
In the first quarter of 2025, we purchased shares of our Class A common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share (including fees)	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares That May Yet Be Purchased Under Out Share Repurchase Plans (in thousands)(1)(2)
January 1 through January 31	—	$—	—	$2,250
February 1 through February 28	620,500	$0.40	620,500	$1,967
March 1 through March 31	170,000	$0.37	170,000	$1,905
	790,500		790,500
(1)In December 2024, the Company’s Board of Directors authorized a share buyback program (the “Buyback Program”) which permits the Company to repurchase up to the lesser of (i) approximately 10.216 million shares of the Company’s Class A common stock; and (ii) $2.25 million worth of shares of Class A common stock, in the open market pursuant to a normal course issuer bid, subject to applicable legal, regulatory, and contractual requirements. The Buyback Program will expire on January 1, 2026 and may be suspended, terminated, or modified at any time for any reason and the Company is under no obligation to purchase any such shares for the duration of the Buyback Program. See Note 12, “Stockholders’ Equity,” in the Notes to the unaudited Condensed Consolidated Financial Statements for additional information.
(2)As of the last day of the respective period. Includes plan administration fee.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5. OTHER INFORMATION.
Securities Trading Plans of Directors and Executive Officers
During the three months ended March 31, 2025, none of our executive officers or directors adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

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
		8-K	333-254800	4.3	July 22, 2024
4.7	First Supplemental Indenture dated January 13, 2025 by and between Ascend Wellness Holdings, Inc. and Odyssey Trust Company	8-K	333-254800	4.1	January 14, 2025
10.1	Amendment No. 2 to Credit Agreement, dated June 28, 2024, by and among Ascend Wellness Holdings, Inc, group of lenders, and Acquiom Agency Services LLC as administrative agent and collateral agent	10-K	333-254800	10.3	March 13, 2025
10.2	Amendment No. 3 to Credit Agreement, dated January 13, 2025, by and among Ascend Wellness Holdings, Inc, group of lenders, and Acquiom Agency Services LLC as administrative agent and collateral agent	10-K	333-254800	10.4	March 13, 2025
10.3†	Amended and Restated Employment Agreement between Ascend Wellness Holdings, Inc. and Abner Kurtin, dated March 10, 2025	10-K	333-254800	10.13	March 13, 2025
31.1*	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32‡	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Label Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Ascend Wellness Holdings, Inc.

May 12, 2025	/s/ Samuel Brill
Samuel Brill Chief Executive Officer (Principal Executive Officer)

May 12, 2025	/s/ Roman Nemchenko
Roman Nemchenko Chief Financial Officer (Principal Financial Officer)