Form 10-Q
period 2025-06-30
Ascend Wellness Holdings, Inc.
filed 2025-08-07
CIK 1756390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 5, 2025, there were 203,035,453 shares of the registrant’s Class A common stock, par value $0.001, and 65,000 shares of the registrant’s Class B common stock, par value $0.001, outstanding.

ASCEND WELLNESS HOLDINGS, INC.
TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q for Ascend Wellness Holdings, Inc. and its subsidiaries (collectively referred to as “AWH,” “Ascend,” “we,” “us,” “our,” or the “Company”) contains both historical and forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, and forward-looking information, within the meaning of applicable Canadian securities laws (collectively, “forward-looking statements”), that involve risks and uncertainties. We make forward-looking statements related to future expectations, estimates, and projections that are uncertain and often contain words such as, but not limited to, “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “likely,” “may,” “outlook,” “plan,” “potential,” “predict,” “should,” “target,” or other similar words or phrases. These statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties, and assumptions that are difficult to predict. Particular risks and uncertainties that could cause our actual results to be materially different from those expressed in our forward-looking statements include those listed below:
•the effect of the volatility of the market price and liquidity risks on shares of our Class A common stock;
•the effect of the voting control exercised by holders of Class B common stock;
•our ability to attract and maintain, and our reliance on, key personnel;
•our ability to continue to open new dispensaries and cultivation facilities and grow as anticipated;
•the illegality of cannabis under federal law;
•our ability to comply with state and federal regulations;
•the uncertainty regarding enforcement of cannabis laws in the U.S.;
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
•the effect of risks related to material acquisitions, dispositions, and other strategic transactions;
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
•the effect of intense competition in the cannabis industry;
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

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.
ASCEND WELLNESS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except per share amounts)	June 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$95,270	$88,254
Accounts receivable, net	30,635	36,542
Inventory	82,317	89,552
Notes receivable	4,100	4,100
Other current assets	13,332	10,928
Total current assets	225,654	229,376
Property and equipment, net	277,896	260,461
Operating lease right-of-use assets	124,251	139,067
Intangible assets, net	206,702	205,502
Goodwill	53,996	49,599
Other noncurrent assets	15,368	16,426
TOTAL ASSETS	$903,867	$900,431

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$63,183	$59,435
Current portion of debt, net	26,145	73,881
Operating lease liabilities, current	4,690	5,469
Income taxes payable	1,742	696
Other current liabilities	5,030	5,060
Total current liabilities	100,790	144,541
Long-term debt, net	323,437	234,542
Operating lease liabilities, noncurrent	246,102	267,221
Deferred tax liabilities, net	20,922	23,439
Other non-current liabilities	184,462	158,887
Total liabilities	875,713	828,630
Commitments and contingencies (Note 15)
Stockholders' Equity
Preferred stock, $0.001 par value per share; 10,000 shares authorized, none issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Class A common stock, $0.001 par value per share; 750,000 shares authorized; 203,242 and 204,961 shares issued and outstanding at June 30, 2025 and December 31, 2024	203	205
Class B common stock, $0.001 par value per share, 100 shares authorized; 65 issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Additional paid-in capital	471,149	471,129
Accumulated deficit	(444,021)	(400,356)
Equity of Ascend Wellness Holdings, Inc. common stockholders	27,331	70,978
Non-controlling interests	823	823
Total stockholders' equity	28,154	71,801
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$903,867	$900,431
The accompanying notes are an integral part of the condensed consolidated financial statements.

ASCEND WELLNESS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2025	2024	2025	2024
Revenue, net	$127,304	$141,536	$255,301	$283,946
Cost of goods sold	(85,912)	(99,963)	(174,348)	(190,336)
Gross profit	41,392	41,573	80,953	93,610
Operating expenses
General and administrative expenses	42,394	43,095	79,469	92,557
Operating (loss) profit	(1,002)	(1,522)	1,484	1,053

Other (expense) income
Interest expense	(12,058)	(8,535)	(23,248)	(17,073)
Other, net	484	379	961	689
Total other expense	(11,574)	(8,156)	(22,287)	(16,384)
Loss before income taxes	(12,576)	(9,678)	(20,803)	(15,331)
Income tax expense	(11,831)	(12,106)	(22,862)	(24,616)
Net loss	$(24,407)	$(21,784)	$(43,665)	$(39,947)

Net loss per share attributable to Class A and Class B common stockholders — basic and diluted	$(0.12)	$(0.10)	$(0.21)	$(0.19)
Weighted-average common shares outstanding — basic and diluted	203,866	213,160	204,430	211,057

The accompanying notes are an integral part of the condensed consolidated financial statements.

ASCEND WELLNESS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Six Months Ended June 30, 2025
	Class A and Class B Common Stock		Attributable to Ascend Wellness Holdings, Inc. Common Stockholders
(in thousands)	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity	Non- Controlling Interests	Total
December 31, 2024	205,026	$205	$471,129	$(400,356)	$70,978	$823	$71,801
Vesting of equity-based payment awards	1,383	1	(1)	—	—	—	—
Equity-based compensation expense	—	—	628	—	628	—	628
Taxes withheld under equity-based compensation plans, net	(392)	—	(127)	—	(127)	—	(127)
Repurchase of common stock	(791)	(1)	(344)	—	(345)	—	(345)
Net loss	—	—	—	(19,258)	(19,258)	—	(19,258)
March 31, 2025	205,226	$205	$471,285	$(419,614)	$51,876	$823	$52,699
Vesting of equity-based payment awards	13	—	—	—	—	—	—
Equity-based compensation expense	—	—	511	—	511	—	511
Repurchase of common stock	(1,932)	(2)	(647)	—	(649)	—	(649)
Net loss	—	—	—	(24,407)	(24,407)	—	(24,407)
June 30, 2025	203,307	$203	$471,149	$(444,021)	$27,331	$823	$28,154

	Six Months Ended June 30, 2024
	Class A and Class B Common Stock		Attributable to Ascend Wellness Holdings, Inc. Common Stockholders
(in thousands)	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity	Non- Controlling Interests	Total
December 31, 2023	206,875	$207	$458,027	$(315,362)	$142,872	$—	$142,872
Vesting of equity-based payment rewards	7,053	7	(7)	—	—	—	—
Equity-based compensation expense	—	—	13,554	—	13,554	—	13,554
Taxes withheld under equity-based compensation plans, net	(2,433)	(2)	(3,481)	—	(3,483)	—	(3,483)
Recognition of non-controlling interests	—	—	—	—	—	1,050	1,050
Net loss	—	—	—	(18,163)	(18,163)	—	(18,163)
March 31, 2024	211,495	$212	$468,093	$(333,525)	$134,780	$1,050	$135,830
Vesting of equity-based payment awards	3,712	4	(4)	—	—	—	—
Equity-based compensation expense	—	—	5,284	—	5,284	—	5,284
Taxes withheld under equity-based compensation plans, net	(1,387)	(1)	(1,786)	—	(1,787)		(1,787)
Net loss	—	—	—	(21,784)	(21,784)	—	(21,784)
June 30, 2024	213,820	$215	$471,587	$(355,309)	$116,493	$1,050	$117,543
The accompanying notes are an integral part of the condensed consolidated financial statements.

ASCEND WELLNESS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(in thousands)	2025	2024
Cash flows from operating activities
Net loss	$(43,665)	$(39,947)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	36,230	32,061
Amortization of operating lease assets	1,194	965
Non-cash interest expense	2,667	2,796
Equity-based compensation expense	1,139	16,000
Deferred income taxes	(5,664)	(5,478)
Loss (gain) on sale of assets	55	(11)
Other	7,204	7,308
Changes in operating assets and liabilities, net of effects of acquisitions
Accounts receivable	5,907	(7,015)
Inventory	(2,302)	(8,723)
Other current assets	(2,807)	1,141
Other noncurrent assets	42	(218)
Accounts payable and accrued liabilities	386	(2,089)
Other current liabilities	679	112
Lease liabilities	(1,910)	(1,109)
Income taxes payable	24,585	40,361
Net cash provided by operating activities	23,740	36,154
Cash flows from investing activities
Additions to capital assets	(12,666)	(12,538)
Investments in notes receivable	—	(600)
Collection of notes receivable	164	8,264
Proceeds from sale of assets	27	11
Acquisition of businesses, net of cash acquired	(3,461)	(10,000)
Purchase of intangible assets	(500)	(4,000)
Net cash used in investing activities	(16,436)	(18,863)
Cash flows from financing activities
Proceeds from issuance of debt	63,067	—
Repayments of debt	(60,335)	(786)
Debt issuance costs	(360)	—
Repayments under finance leases	(847)	(240)
Taxes withheld under equity-based compensation plans, net	—	(5,060)
Repurchase of common stock	(994)	—
Payment of contingent consideration	(819)	—
Net cash used in financing activities	(288)	(6,086)
Net increase in cash, cash equivalents, and restricted cash	7,016	11,205
Cash, cash equivalents, and restricted cash at beginning of period	88,254	72,508
Cash, cash equivalents, and restricted cash at end of period	$95,270	$83,713

The accompanying notes are an integral part of the condensed consolidated financial statements.

ASCEND WELLNESS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED, UNAUDITED)

	Six Months Ended June 30,
(in thousands)	2025	2024
Supplemental Cash Flow Information
Interest paid	$17,307	$12,992
Income tax (refunds) payments, net	3,942	(10,250)

Non-cash investing and financing activities
Capital expenditures incurred but not yet paid	$3,063	$4,230
Taxes withheld under equity-based compensation plans, net	268	822
Non-controlling interest recognized upon initial consolidation of variable interest entities	—	1,050
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
2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with (i) United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information, and (ii) the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of our management, our unaudited condensed consolidated financial statements and accompanying notes (the “Financial Statements”) include all normal recurring adjustments that are necessary for the fair statement of the interim periods presented. Interim results of operations are not necessarily indicative of results for the full year, or any other period. The Financial Statements should be read in conjunction with our audited consolidated financial statements (and notes thereto) in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “Annual Report”), as filed with the United States Securities and Exchange Commission (“SEC”) and with the relevant Canadian securities regulatory authorities under its profile on the System for Electronic Document Analysis and Retrieval Plus (“SEDAR+”). Except as noted below, there have been no material changes to the Company’s significant accounting policies and estimates during the six months ended June 30, 2025.
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

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

Liquidity
As reflected in the Financial Statements, the Company had an accumulated deficit as of June 30, 2025 and December 31, 2024, as well as a net loss for the six months ended June 30, 2025 and 2024, which are indicators that raise substantial doubt of our ability to continue as a going concern. Management believes that substantial doubt of our ability to continue as a going concern for at least one year from the issuance of these Financial Statements has been alleviated due to the cash balance on hand and the generation of positive net cash provided by operating activities. Management plans to continue to access capital markets for additional funding through debt and/or equity financings to supplement future cash needs, as may be required. However, management cannot provide any assurances that the Company will be successful in accomplishing its business plans. If the Company is unable to raise additional capital whenever necessary, it may be forced to decelerate or curtail certain of its operations until such time as additional capital becomes available.
Reclassifications
Certain prior year amounts in the notes to the consolidated financial statements have been reclassified to conform with our current period presentation. These changes had no impact on our previously reported net loss.
Cash and Cash Equivalents and Restricted Cash
As of June 30, 2025 and December 31, 2024, we did not hold significant restricted cash or cash equivalents.
Fair Value of Financial Instruments
During the six months ended June 30, 2025 and 2024, we had no transfers of assets or liabilities between any of the hierarchy levels.
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
Basic EPS is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects potential dilution and is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period increased by the number of additional common shares that would have been outstanding if all potential common shares had been issued and were dilutive. However, potentially dilutive securities are excluded from the computation of diluted EPS to the extent that their effect is anti-dilutive. Potential dilutive securities include incremental shares of common stock issuable upon the exercise of warrants, unvested restricted stock awards, unvested restricted stock units, and outstanding stock options, as applicable. At June 30, 2025 and 2024, 10,290 and 25,270 shares of common stock equivalents, respectively, were excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive.

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
Income Taxes
In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires enhanced income tax disclosures, including disaggregation in the rate reconciliation table and disaggregation information related to income taxes paid. The amendments in this update are effective for the Company for the fiscal year ending December 31, 2025 on a prospective or retrospective basis, with early adoption permitted. We are currently evaluating the impact of this update on our disclosures in the consolidated financial statements.
Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40), which was further clarified through ASU 2025-01 issued in January 2025. This ASU requires the disaggregated disclosure of specific expense categories, including purchases of inventory, employee compensation, depreciation, and amortization, within relevant income statement captions. This ASU also requires disclosure of the total amount of selling expenses along with the definition of selling expenses. This ASU is effective for annual periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. The provisions of this ASU are required to be applied prospectively; however, they may be applied retrospectively to any comparative periods presented in the consolidated financial statements following the effective date. Early adoption is permitted. We are currently evaluating the impact of this update on our disclosures in the consolidated financial statements.
Business Combinations and Consolidation
In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity, which revises the guidance in ASC 805 on identifying the accounting acquirer in a business combination in which the legal acquiree is a variable interest entity (“VIE”). This ASU is intended to improve comparability between business combinations that involve VIEs and those that do not and requires a reporting entity to consider the factors for identifying the accounting acquirer when a transaction is primarily effected by the exchange of equity interests. This ASU will be effective for the Company beginning January 1, 2027 and early adoption is permitted. We are currently evaluating the impact of this update on our disclosures in the consolidated financial statements.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Retail revenue	$86,459	$93,078	$170,811	$188,283
Third-party wholesale revenue	40,845	48,458	84,490	95,663
Total revenue, net	$127,304	$141,536	$255,301	$283,946
The liability related to the loyalty program we offer dispensary customers at certain locations was $1,381 and $1,394 at June 30, 2025 and December 31, 2024, respectively, and is included within “Other current liabilities” on the unaudited Condensed Consolidated Balance Sheets. The Company recorded $2,150 and $2,119 in allowance for doubtful accounts as of June 30, 2025 and December 31, 2024, respectively. Write-offs were not significant during the three and six months ended June 30, 2025 and 2024.
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

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

2025 Acquisitions
Core Partnership Dispensary Three
In January 2025, a consolidated VIE of the Company (Core Partnership One, as defined in Note 8, “Variable Interest Entities”) entered into a definitive agreement to acquire an entity that owns and operates an adult-use dispensary (“Core Partnership Dispensary Three”), which agreement is subject to regulatory approval. The parties also entered into a management services agreement (“MSA”) pursuant to which Core Partnership One will provide certain management and advisory services for a set fee. This MSA became effective in March 2025, following regulatory approval, and will remain in place until the definitive agreement receives regulatory approval and the underlying transaction closes. Based on the provisions of this MSA, Core Partnership One obtained operational and financial influence over Core Partnership Dispensary Three and therefore recognized the transaction as a business combination as of the March 2025 regulatory approval date of this MSA. Refer to Note 8, “Variable Interest Entities,” for additional information regarding the Company’s VIEs.
Total cash consideration for the Core Partnership Dispensary Three transaction is $1,667, of which $833 was paid upon the regulatory approval of the MSA and the remainder is due at final closing, subject to certain closing adjustments. This agreement also provides for an earn-out payment, to be paid in cash, based on 3.2-times EBITDA (as defined) that is achieved during a specified twelve-month period, less the purchase price. The initial fair value estimate of $1,600 for this earn-out was determined utilizing an income approach based on a probability-weighted estimate of the future payment discounted using the Company’s estimated incremental borrowing rate and is classified within Level 3 of the fair value hierarchy. As of June 30, 2025, the estimate fair value of this earn-out was $1,690, which is included within “Other non-current liabilities” on the unaudited Condensed Consolidated Balance Sheet as of that date and the change in fair value is included within “General and administrative expenses” on the unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2025.
Core Partnership Dispensary Four
In January 2025, Core Partnership One entered into a definitive agreement to acquire an entity that owns and operates an adult-use dispensary (“Core Partnership Dispensary Four”), which agreement is subject to regulatory approval. The parties also entered into an MSA under which Core Partnership One will provide management and advisory services for a set fee. This MSA became effective in May 2025, following its regulatory approval, and will remain in place until the definitive agreement receives regulatory approval and the underlying transaction closes. Based on the provisions of this MSA, the Core Partnership One obtained operational and financial influence over Core Partnership Dispensary Four and therefore recognized the transaction as a business combination as of the May 2025 regulatory approval date of this MSA. Refer to Note 8, “Variable Interest Entities,” for additional information regarding the Company’s VIEs.
Total cash consideration for the Core Partnership Dispensary Four transaction is $3,333, of which $1,667 was paid upon the regulatory approval of the MSA and the remainder will be due at final closing, subject to certain closing adjustments. This agreement also provides for an earn-out payment, to be paid in cash, based on 3.2-times EBITDA (as defined) that is achieved during a specified twelve-month period, less the purchase price. The initial fair value estimate of $1,900 for this earn-out was determined utilizing an income approach based on a probability-weighted estimate of the future payment discounted using the Company’s estimated incremental borrowing rate and is classified within Level 3 of the fair value hierarchy and is included within “Other non-current liabilities” on the unaudited Condensed Consolidated Balance Sheet as of June 30, 2025.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

Non-Core Partnership Dispensary One
In May 2025, Non-Core Partnership One (as defined in Note 8, “Variable Interest Entities”) entered into a definitive agreement to acquire an adult-use dispensary (the “Non-Core Partnership Dispensary One”). The parties also entered into a consulting agreement under which Non-Core Partnership One will provide management and advisory services for a set fee. This consulting agreement became effective in June 2025 and will remain in place until regulatory approval of the definitive agreement is received and the underlying transaction thereby closes. Based on the provisions of this consulting agreement, Non-Core Partnership One obtained operational and financial influence over Non-Core Partnership Dispensary One and therefore recognized the transaction as a business combination as of the June 2025 effective date of this consulting agreement. Refer to Note 8, “Variable Interest Entities,” for additional information regarding the Company’s VIEs. Total cash consideration for Non-Core Partnership Dispensary One is $3,250, of which $813 was paid at signing and the remainder will be due at final closing, subject to certain closing adjustments.
Preliminary Purchase Price Allocations
The following table summarizes the preliminary purchase price allocations for the transactions described above, which remains preliminary as management refines certain estimates during the respective measurement periods:

(in thousands)	Core Partnership Dispensary Three	Core Partnership Dispensary Four	Non-Core Partnership Dispensary One
Assets acquired (liabilities assumed):
Cash	$65	$30	$7
Inventory	72	45	95
Other current assets	30	46	8
Property and equipment(1)	867	2,298	1,150
Other assets	15	10	—
License(2)	1,250	1,920	1,300
Goodwill(3)	1,396	1,153	908
Accounts payable and accrued liabilities	(428)	(269)	(218)
Net assets acquired	$3,267	$5,233	$3,250

Consideration transferred:
Cash(4)	$1,667	$3,333	$3,250
Fair value of contingent consideration	1,600	1,900	—
Total consideration	$3,267	$5,233	$3,250
(1)Consists of leasehold improvements.
(2)The amortization period for the acquired licenses is 10 years. During the three months ended June 30, 2025, we refined certain estimates related to the fair value of the Core Partnership Dispensary Three acquired license, resulting in a measurement period purchase accounting adjustment that reduced the value by $710, with a related impact to goodwill.
(3)Goodwill is largely attributable to the value expected to be obtained from long-term business growth and buyer-specific synergies. Goodwill is largely not deductible for tax purposes under the limitations under Internal Revenue Code (“IRC”) Section 280E; see Note 14, “Income Taxes,” for additional information.
(4)Of the total cash consideration, $833 was paid in March 2025 for the Core Partnership Dispensary Three transaction, $1,667 was paid in May 2025 for the Core Partnership Dispensary Four transaction, and $813 was paid upon signing in May 2025 for the Non-Core Partnership Dispensary One transaction. The remainder of each respective total consideration amount is included as a sellers’ note as a component of debt; refer to Note 11, “Debt” for additional information.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

Core Partnership One has also agreed to assume the lease for the associated locations and recognized a total finance lease liability and ROU asset of $767 related to Core Partnership Dispensary Three and $653 for Core Partnership Dispensary Four as of the respective effective dates. Non-Core Partnership One has agreed to assume the lease associated with Non-Core Partnership Dispensary One and recognized a total finance lease liability and ROU asset of $679. Refer to Note 10, “Leases,” for additional information regarding the Company’s leases. Direct transaction costs for these transactions were not material.
Financial and Pro Forma Information
The following table summarizes the revenue and net loss related to the acquisitions described above that are included in our consolidated results from the respective effective dates, as applicable.

	Three Months Ended June 30, 2025
(in thousands)	Core Partnership Dispensary Three	Core Partnership Dispensary Four	Non-Core Partnership Dispensary One
Revenue, net	$827	$251	$425
Net loss	(196)	(72)	(24)

	Six Months Ended June 30, 2025
(in thousands)	Core Partnership Dispensary Three	Core Partnership Dispensary Four	Non-Core Partnership Dispensary One
Revenue, net	$902	$251	$425
Net loss	(184)	(72)	(24)
Pro forma financial information is not presented for these acquisitions, as such results are immaterial, individually and in aggregate, to both the current and prior periods.
2024 Acquisition
Effective in April 2024, Core Partnership One acquired two dispensaries in the greater Chicago, Illinois area (the “2024 Core Partner Dispensaries”). The parties entered into interim MSAs pursuant to which Core Partnership One will advise on certain business, operational, and financial matters for a monthly fee while the parties finalize asset purchase agreements to acquire the underlying dispensaries (the “Chicago MSAs”). The total purchase price of approximately $10,000 of cash consideration is subject to certain closing adjustments. An initial deposit of $1,500 was remitted during the three months ended March 31, 2024. The remainder of $8,500 was remitted to escrow during the three months ended June 30, 2024 and remained in escrow as of June 30, 2025. The asset purchase agreements in respect of the 2024 Core Partner Dispensaries are subject to regulatory review and approval. Based on the provisions of the Chicago MSAs, the third party obtained operational and financial influence over the dispensaries and therefore recognized the transaction as a business combination as of the April 2024 regulatory approval date of the Chicago MSAs. Refer to Note 8, “Variable Interest Entities,” for additional information regarding the Company’s VIEs.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

The following table summarizes the purchase price allocation of the 2024 Core Partner Dispensaries.

(in thousands)
Assets acquired (liabilities assumed):
Property and equipment(1)	$1,525
Other assets	76
Licenses(2)	5,270
Goodwill(3)	3,201
Accounts payable and accrued liabilities	(72)
Net assets acquired	$10,000
(1)Consists of leasehold improvements of $1,398 and furniture, fixtures, and equipment of $127.
(2)The amortization period for acquired licenses is 10 years. During the six months ended June 30, 2025, certain estimates related to the fair value of the acquired licenses were refined, resulting in a measurement period purchase accounting adjustment that reduced the value by $940, with a related impact to goodwill.
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
Our consolidated results of operations for the three and six months ended June 30, 2025 include $3,422 and $6,487, respectively, of net revenue and $396 of net loss and $245 of net income, respectively, related to the 2024 Core Partner Dispensaries. The associated net revenue and net income for the three and six months ended June 30, 2024 were not material. Pro forma financial information is not presented, as such results are immaterial to both the current and prior periods.
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

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

2025 Asset Acquisitions
In December 2024, Core Partnership One entered into a definitive agreement to acquire the membership interests of an entity that anticipates receiving two adult-use licenses, which agreement is subject to regulatory approval. In conjunction with this definitive agreement, the parties entered into certain management services agreements under which Core Partnership One will provide certain management and advisory services for a set fee. These management services agreements were subject to regulatory review and approval, which was received in February 2025. Based on the provisions of the agreements, Core Partnership One obtained operational and financial influence over the underlying entity and therefore recognized the transaction as an asset acquisition as of the February 2025 regulatory approval date of these MSAs. Total cash consideration for this transaction may be up to $4,000, subject to certain closing adjustments, and was allocated to the licenses acquired as of the effective date. Of the total consideration, $1,000 was paid at signing in December 2024 and is included within “Other non-current assets” on the unaudited Condensed Consolidated Balance Sheet as of December 31, 2024. A total of up to $1,500 is expected to be paid upon opening of the associated dispensary locations and a total of up to $1,500 is expected be paid upon final closing of the associated transaction. The total of these payments is included as a sellers’ note; refer to Note 11, “Debt.” Additionally, the Company recorded an acquisition-related deferred tax liability of $1,755, which was allocated to the license as additional cost basis as of the effective date. Refer to Note 8, “Variable Interest Entities,” for additional information regarding the Company’s VIEs, including Core Partnership One.
In January 2025, Core Partnership One entered into a definitive agreement to acquire a conditional adult-use license, which agreement is subject to regulatory approval. Total cash consideration for this transaction is $1,900, which is due at final closing and is subject to certain closing adjustments. In conjunction with this definitive agreement, the parties entered into certain MSAs under which Core Partnership One will provide certain management and advisory services for a set fee. The parties also entered into a working capital loan and security agreement, under which Core Partnership One may loan up to $3,650 for the build-out of the associated dispensary, which loan has a five year maturity, if not otherwise settled, bears interest at a rate of 12.5% per annum, and provides for a default interest penalty of an additional 6.0% and a repayment fee of 10.0%. Based on the provisions of the MSAs and working capital loan, Core Partnership One obtained operational and financial influence over the underlying assets as of the February 2025 regulatory approval date of the MSAs. As such, this transaction was accounted for as an asset acquisition as of that date and the total consideration was allocated as the cost of the license acquired. The payment due at closing is included as a sellers’ note; refer to Note 11, “Debt.” The associated dispensary opened in May 2025 and the Company anticipates that closing of the transaction may occur by the end of 2025. Refer to Note 8, “Variable Interest Entities,” for additional information regarding the Company’s VIEs, including the Core Partnership One.
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
The Company determined that the Detroit License Holder is a VIE and the Company became the primary beneficiary as of the closing date; therefore, the Detroit License Holder is consolidated as a VIE. Management applied the acquisition method discussed above and allocated the total estimated fair value of the transaction consideration of $1,140 as the estimated fair value of the license. This total consisted of the fair value of the cash consideration of $850 plus the initial estimated fair value of the contingent consideration of $290, which was determined utilizing an income approach based on a probability-weighted estimate of the future payment discounted using the Company’s estimated incremental borrowing rate and is classified within Level 3 of the fair value hierarchy. The estimated fair value of the contingent consideration was $320 and $300 as of June 30, 2025 and December 31, 2024, respectively, which amounts are included within “Other non-current liabilities” on the unaudited Condensed Consolidated Balance Sheets as of each date and which change is included within “General and administrative expenses” on the unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2025. During the six months ended June 30, 2025, the Company recorded an acquisition-related deferred tax liability of $500, which was allocated to the license as additional cost basis. The Company determined the fair value of any noncontrolling interest is de minimis. Refer to Note 8, “Variable Interest Entities,” for additional information regarding the Company’s VIEs.
Previous Asset Acquisitions
Ohio Patient Access
On August 12, 2022, the Company entered into a definitive agreement (the “Ohio Agreement”) that provides the Company the option to acquire 100% of the equity of Ohio Patient Access LLC (“OPA”), the holder of a license that grants it the right to operate three medical dispensaries in Ohio. The Ohio Agreement is subject to regulatory review and approval. Once regulatory approval is received, the Company may exercise the option, and the exercise is solely within the Company’s control. Under the Ohio Agreement, the Company will also acquire the real property of the three dispensary locations. As initially provided by the Ohio Agreement, the Company had the right to exercise the option until the fifth anniversary of the agreement date, but was subsequently amended in June 2024 so that such option will expire on March 22, 2026. The Company anticipates exercising the option prior to the amended expiration date. The June 2024 amendments to the Ohio Agreement also incorporated certain provisions regarding evolving regulations in Ohio, including that the Company will, upon final closing of the transactions contemplated by the Ohio Agreement, receive two additional adult-use licenses that are expected to be awarded to OPA. In July 2025, the Company entered into certain amendments related to the Ohio Agreement that, among other provisions, permitted the Company to acquire the real property of the dispensary locations in advance of the license ownership transfer and paid the sellers $2,000 of the OPA Sellers’ Note (as defined below) at that time. Effective on August 5, 2025, the Company acquired the entity that holds the real property. The license ownership transfer is pending regulatory approval.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

In conjunction with the Ohio Agreement, the parties entered into a support services agreement under which the Company is providing management and advisory services to OPA for a set monthly fee. The parties also entered into a working capital loan agreement under which the Company may, at its full discretion, loan OPA up to $10,000 for general working capital needs. OPA had not yet commenced operations as of the signing date, but subsequently opened two dispensaries in December 2023 and a third in January 2024. The Company determined OPA is a VIE and the Company became the primary beneficiary as of the signing date; therefore, OPA is consolidated as a VIE. To account for the initial consolidation of OPA, management applied the acquisition method discussed above.
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
The total estimated fair value of the transaction consideration was determined to be $24,132, which consists of the fair value of the cash consideration of $19,290 plus the initial estimated fair value of the contingent consideration of $4,842 that was determined utilizing an income approach based on a probability-weighted estimate of the future payment discounted using the Company’s estimated incremental borrowing rate and was classified within Level 3 of the fair value hierarchy. Of the total cash consideration, $11,300 was funded at signing pursuant to note agreements and a total of $11,000 is due at final closing (the “OPA Sellers’ Note”); refer to Note 11, “Debt,” for additional information. As discussed above, the OPA Sellers’ Note was reduced by the payment made in July 2025, with the remainder expected to be paid at final closing of the transaction, which remains pending.
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
5. INVENTORY
The components of inventory are as follows:

(in thousands)	June 30, 2025	December 31, 2024
Materials and supplies	$9,747	$12,239
Work in process	37,783	39,602
Finished goods	34,787	37,711
Total	$82,317	$89,552
Total compensation expense capitalized to inventory was $17,597 and $18,629 during the three months ended June 30, 2025 and 2024, respectively, and $35,089 and $38,973 during the six months ended June 30, 2025 and 2024, respectively. At June 30, 2025 and December 31, 2024, $13,145 and $14,152, respectively, of compensation expense remained capitalized as part of inventory. The Company recognized, as a component of cost of goods sold, total write-downs related to net realizable value adjustments, expired products, and obsolete packaging totaling $5,142 during the three months ended June 30, 2025 and $6,916 and $474 during the six months ended June 30, 2025 and 2024, respectively. Such write downs were not material during the three months ended June 30, 2024. These amounts are included within “Other” on the unaudited Condensed Consolidated Statements of Cash Flows.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

6. NOTES RECEIVABLE
Massachusetts Note
In May 2022 the Company issued a secured promissory note to a retail dispensary license holder in Massachusetts providing up to $3,500 of funding, which note was amended in December 2023 (the “Massachusetts Note”). As amended, the Massachusetts Note bears interest at a rate of 12.5% per annum, which is to be paid monthly beginning in January 2024, and principal is to be repaid monthly commencing in December 2024 based on a period of twenty-four months, with the remainder due at the December 1, 2025 revised maturity date. In April 2024, the Massachusetts Note was further amended to increase the principal to $4,100 and the additional payment was funded at that time. As of June 30, 2025 and December 31, 2024, $4,100 is outstanding under the Massachusetts Note, which is included in “Notes receivable” on the unaudited Condensed Consolidated Balance Sheets, and interest receivable totaling $546 and $266, respectively, is included within “Other current assets.” The borrower may prepay the outstanding principal amount, plus accrued interest thereon. Borrowings under the Massachusetts Note are secured by the assets of the borrower. The borrower is partially owned by an entity that is managed, in part, by one of the founders of the Company. Additionally, the Company transacts with the retail dispensary in the ordinary course of business. In February 2025, the borrower entered into a purchase and sale agreement to be acquired by a third-party entity, which transaction is pending regulatory approval. The balance outstanding under the Massachusetts Note is expected to be settled as part of this transaction.
Other Activity
In March 2024, in conjunction with the settlement of a previously outstanding note receivable, the Company entered into a supply agreement that provides for the Company to receive $6,000 of inventory products, based on market prices, over the course of three years, with a maximum of $500 per quarter. The Company recorded this receivable net of an initial discount of $984 that is included within “General and administrative expenses” on the unaudited Condensed Consolidated Statements of Operations for the six months ended June 30, 2025 and within “Other” on the unaudited Condensed Consolidated Statements of Cash Flows. This discount was calculated utilizing the Company’s estimated incremental borrowing rate as of the agreement date and will be accreted to interest income over the agreement term. A total of $153 and $407 of inventory was supplied under this agreement during the three and six months ended June 30, 2025, respectively. Of the remaining receivable outstanding as of June 30, 2025 and December 31, 2024, $1,000 is included within “Other current assets” as of each date and $735 and $1,084, respectively, is included within “Other noncurrent assets” on the unaudited Condensed Consolidated Balance Sheets. These amounts are net of reserves established in 2024 for collection risk, of which $1,000 is included in “Other current assets” and $1,083 is included within “Other noncurrent assets.”
Additionally, a total of $3,761 was outstanding at June 30, 2025 related to a promissory note issued to the owner of a property that the Company is leasing, of which $180 and $3,581 is included in “Other current assets” and “Other noncurrent assets,” respectively, on the unaudited Condensed Consolidated Balance Sheets. At December 31, 2024, a total of $3,848 was outstanding, of which $177 and $3,671 is included in “Other current assets” and “Other noncurrent assets,” respectively, on the unaudited Condensed Consolidated Balance Sheets.
No impairment losses on notes receivable were recognized during the six months ended June 30, 2025 or 2024, other than as described above or in Note 15, “Commitments and Contingencies.”

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

7. PROPERTY AND EQUIPMENT
Property and equipment consists of the following:

(in thousands)	June 30, 2025	December 31, 2024
Leasehold improvements	$210,163	$202,548
Buildings	104,206	84,712
Furniture, fixtures, and equipment	83,609	78,775
Construction in progress	10,539	5,555
Land	5,782	5,782
Property and equipment, gross	414,299	377,372
Less: accumulated depreciation	136,403	116,911
Property and equipment, net	$277,896	$260,461
Total depreciation expense was $9,722 and $9,139 during the three months ended June 30, 2025 and 2024, respectively, and $19,582 and $18,284 during the six months ended June 30, 2025 and 2024, respectively. Total depreciation expense capitalized to inventory was $6,515 and $6,488 during the three months ended June 30, 2025 and 2024, respectively, and $13,534 and $13,051 during the six months ended June 30, 2025 and 2024, respectively. At June 30, 2025 and December 31, 2024, $576 and $3,174, respectively, of depreciation expense remained capitalized as part of inventory. Disposals and write offs of accumulated depreciation during the six months ended June 30, 2025 were not material.
The table above includes the following amounts related to finance leases:

(in thousands)	June 30, 2025	December 31, 2024
Buildings	$19,326	$—
Equipment(1)(2)	2,321	2,321
Vehicles(1)	2,312	2,410
	23,959	4,731
Less: accumulated amortization(3)	2,628	1,521
Total(4)	$21,331	$3,210
(1)Included within “Furniture, fixtures, and equipment.”
(2)Equipment leased pursuant to a master lease agreement that was entered into in June 2022.
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
January 2024 Loan Agreement
In January 2024, the Company entered into a loan agreement pursuant to which the Company may provide, at its sole discretion, up to $2,500 of financing (the “January 2024 Loan Agreement”) to a third party (“Core Partnership Two”). The January 2024 Loan Agreement provides the Company with conversion options to obtain 35% of the equity interests of the borrower upon the initial funding (which occurred in January 2024) and up to an additional 65% of the remaining equity interest of the borrower at any time through October 2033, subject to certain provisions and regulatory approvals. Borrowings under the January 2024 Loan Agreement bear interest at a rate of 20.0% per annum and are secured by substantially all of the assets and equity interests of the third party. The January 2024 Loan Agreement provides for customary events of default, contains certain covenants and other restrictions, and provides for a default penalty of an additional 6.0% interest. Borrowings are due on the sixth anniversary of the January 2024 Loan Agreement, which may be extended by two additional two-year periods, and prepayment is permitted with prior written notice.
The January 2024 Loan Agreement also contains certain provisions and restrictive covenants that provide the Company with operational and financial influence over Core Partnership Two and also provides the Company with financial distributions based on the underlying associated results of operations. The Company determined it has a variable interest in Core Partnership Two and that it is the primary beneficiary, and, therefore, Core Partnership Two met the criteria for consolidation as of such date. The underlying entity received a conditional license approval for one dispensary in New Jersey that was determined to have a fair value of $1,050, which approximated the fair value of the non-controlling interest held by the third-party member as of the effective date. The non-controlling interest received a distribution during 2024 in accordance with the provisions of the January 2024 Loan Agreement. Since the entity is consolidated as a VIE, the intercompany activity related to the January 2024 Loan Agreement is eliminated in consolidation. The net loss attributable to the non-controlling interest was not significant during the three and six months ended June 30, 2025 and 2024.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

February 2024 Loan Agreement
In February 2024, the Company entered into a loan agreement pursuant to which the Company may provide financing (the “February 2024 Loan Agreement”), as amended, at its sole discretion, to a third party (the “Core Partnership One”). The parties also entered into a support services agreement under which the Company will provide management and advisory services to Core Partnership One for a set monthly fee. Borrowings under the February 2024 Loan Agreement bear interest at a rate of 20.0% per annum and are secured by substantially all of the assets of the borrower. The February 2024 Loan Agreement provides for customary events of default, contains certain covenants and other restrictions, and provides for a default penalty of an additional 5.0% interest. The February 2024 Loan Agreement matures ten years from issuance, but may be extended if not otherwise converted prior to maturity, with borrowings and interest not due until such time. The February 2024 Loan Agreement provides the Company with the option to convert the outstanding balance into equity interests of the borrower, up to 100%, as may be permissible by applicable regulations at such time.
The February 2024 Loan Agreement contains certain provisions and restrictive covenants that provide the Company with operational and financial influence over Core Partnership One. The Company determined that the terms and provisions of the February 2024 Loan Agreement and support services agreement create a variable interest in Core Partnership One and met the criteria for consolidation as of such date. Since Core Partnership One is consolidated as a VIE, the intercompany activity related to the February 2024 Loan Agreement and the related support services agreement is eliminated in consolidation. Core Partnership One held no assets at the time the agreements were entered into and the non-controlling interest was determined to have a de minimis fair value as of that date. The net loss attributable to the non-controlling interest was not significant during the three and six months ended June 30, 2025 and 2024.
Recent Transactions
Refer to Note 4, “Acquisitions,” for information regarding certain transactions related to the Core Partnership One that are consolidated as of June 30, 2025.
Core Partnership Three Loan Agreement
In February 2025, the Company and a third party (“Core Partnership Three”) entered into a loan agreement pursuant to which the Company may provide to Core Partnership Three up to $2,500 of financing (the “Core Partnership Three Loan Agreement”). Borrowings under the Core Partnership Three Loan Agreement bear interest at a rate of 20% per annum and are secured by substantially all of the then-current and future assets and equity interests of the borrower. The Core Partnership Three Loan Agreement provides for customary events of default, contains certain covenants and other restrictions, and provides for a default penalty of an additional 6% interest. Borrowings are due on the tenth anniversary of the Core Partnership Three Loan Agreement. The Company has a direct equity ownership interest of 35% of the equity interests in the borrower and the Core Partnership Three Loan Agreement provides the Company with conversion options to obtain up to 100% at any time through the maturity date, subject to certain provisions and as may be permitted by applicable regulations.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

The Core Partnership Three Loan Agreement also contains certain provisions and restrictive covenants that provide the Company with operational and financial influence over Core Partnership Three and provides the Company with financial distributions based on the associated results of operations. The Company determined that the terms and provisions of the Core Partnership Three Loan Agreement create a variable interest in Core Partnership Three and met the criteria for consolidation as of such date. The Company and Core Partnership Three entered into a definitive agreement to acquire an entity that received licensing approvals for the operation of an adult-use dispensary for a total of $650 of cash consideration. This agreement is subject to regulatory approval, which is expected to be received within six to twelve months following the signing date. The consideration was allocated to the cost of the license, of which $250 was paid at signing. The remaining $400 is due at the earlier of: (i) the first sale of cannabis at the associated dispensary, or (ii) the one year anniversary of the agreement date, and is included as a sellers’ note; refer to Note 11, “Debt.” Additionally, the Company recorded an acquisition-related deferred tax liability of $285, which was allocated to the license as additional cost basis as of the effective date. The Company will also assume the lease associated with the anticipated dispensary location. The non-controlling interest was determined to have a de minimis fair value and the net loss attributable to the non-controlling interest was not significant during the three and six months ended June 30, 2025. Since the entity is consolidated as a VIE, the intercompany activity related to the Core Partnership Three Loan Agreement is eliminated in consolidation.
Non-Core Partnership One Loan Agreement
At its sole discretion, the Company may provide funding to a third party (“Non-Core Partnership One”) pursuant to a loan agreement (the “Non-Core Partnership One Loan Agreement”). In February 2025, Non-Core Partnership One entered into a definitive agreement through which it anticipates acquiring two adult-use dispensaries, subject to certain closing conditions, including regulatory approval which had not been received as of June 30, 2025. Total cash consideration for this transaction is $7,850, subject to certain closing adjustments, including the settlement of a note outstanding, and of which $250 was paid at signing. This transaction also provides for an earn-out payment, payable in cash, in an amount equal to the lesser of $2,000 or three times the Annual EBITDA (as defined) during the one-year period following closing. The Non-Core Partnership One Loan Agreement provides the Company with the option to convert the outstanding balance into equity interests of the borrower, up to 100%, as may be permissible by applicable regulations at such time. Borrowings under the Non-Core Partnership One Loan Agreement bear interest at a rate of 20% per annum and are secured by substantially all of the then-current or future assets of the borrower, as applicable. The Non-Core Partnership One Loan Agreement matures ten years from issuance, but may be extended if not otherwise converted prior to maturity, with borrowings and interest not due until such time. This third party held no assets at the time the agreements were entered into and the non-controlling interest was determined to have a de minimis fair value as of that date. Refer to Note 4, “Acquisitions,” for information regarding certain transactions related to Non-Core Partnership One that are consolidated as of June 30, 2025.
Core Partnership Four Loan Agreement
In March 2025, the Company and a third party (“Core Partnership Four”) entered into a loan agreement pursuant to which the Company may provide to Core Partnership Four up to $2,500 of financing (the “Core Partnership Four Loan Agreement”). Borrowings under the Core Partnership Four Loan Agreement bear interest at a rate of 20% per annum and are secured by substantially all of the then-current and future assets and equity interests of the borrower. The Core Partnership Four Loan Agreement provides for customary events of default, contains certain covenants and other restrictions, and provides for a default penalty of an additional 6% interest. Borrowings are due on the tenth anniversary of the Core Partnership Four Loan Agreement. The Company has a direct equity ownership interest of 35% of the equity interests in the borrower and the Core Partnership Four Loan Agreement and associated agreements provide the Company with conversion options to obtain up to 100% at any time through the maturity date, subject to certain provisions and as may be permitted by applicable regulations.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

The Core Partnership Four Loan Agreement also contains provisions and restrictive covenants that provide the Company with operational and financial influence over Core Partnership Four and the underlying operating agreement provides the Company with financial distributions based on the associated results of operations. The Company determined that the terms and provisions of the Core Partnership Four Loan Agreement and associated agreements create a variable interest in Core Partnership Four and met the criteria for consolidation as of such date. The non-controlling interest was determined to have a de minimis fair value. Since the entity is consolidated as a VIE, the intercompany activity related to the Core Partnership Four Loan Agreement is eliminated in consolidation.
The Company and Core Partnership Four entered into a definitive agreement to acquire an entity that received licensing approvals for the operation of an adult-use dispensary, subject to regulatory approval which is expected to be received within six to twelve months following the signing date, for a total of $1,500 of cash consideration. Of the total consideration, $250 was paid as a deposit during the fourth quarter of 2024 and was included within “Other current assets” on the unaudited Condensed Consolidated Balance Sheet as of December 31, 2024, $250 was paid at signing, and the remaining $1,000 will be paid at final closing and is included as a sellers’ note; refer to Note 11, “Debt.” The Company will also assume the lease associated with the dispensary location. Of the total consideration, $1,383 was allocated to the cost of the license and $117 was allocated to the security deposit for the associated lease, which had a lease liability and ROU asset of $872 and is classified as a finance lease; refer to Note 10, “Leases,” for additional information regarding the Company’s lease arrangements. Additionally, the Company recorded an acquisition-related deferred tax liability of $607, which was allocated to the license as additional cost basis as of the effective date. The net loss attributable to the non-controlling interest was not significant during the three and six months ended June 30, 2025.
Financial Information
The following tables present the summarized financial information about the Company’s consolidated VIEs which are included in the unaudited Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024 and in the unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2025 and 2024, as applicable. The underlying entities were determined to be VIEs since the Company possesses the power to direct the significant activities of the VIEs and has the obligation to absorb losses or the right to receive benefits from the VIEs. The information below excludes intercompany balances and activity that eliminate in consolidation and includes the related acquisition details disclosed in Note 4, “Acquisitions.”

(in thousands)	June 30, 2025	December 31, 2024
Current assets	$6,622	$6,492
Other noncurrent assets	90,663	63,334
Current liabilities	17,688	4,558
Noncurrent liabilities	21,268	13,922
Deficit	(7,607)	(8,646)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Revenue, net	$14,170	$1,068	$25,015	$1,772
Net income (loss)	1,284	(2,701)	1,039	(4,472)

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

9. INTANGIBLE ASSETS AND GOODWILL

(in thousands)	June 30, 2025	December 31, 2024
Intangible Assets
Licenses and permits	$276,627	$262,017
In-place leases	14,863	14,863
Trade names	380	380
	291,870	277,260
Accumulated amortization:
Licenses and permits	(73,225)	(60,203)
In-place leases	(11,563)	(11,175)
Trade names	(380)	(380)
	(85,168)	(71,758)

Total intangible assets, net	$206,702	$205,502
Amortization expense related to intangible assets was $6,796 and $6,679 during the three months ended June 30, 2025 and 2024, respectively, and $13,410 and $13,569 during the six months ended June 30, 2025 and 2024, respectively. Total amortization expense capitalized to inventory was $754 during each of the three months ended June 30, 2025 and 2024, respectively, and $1,509 and $1,508 during the six months ended June 30, 2025 and 2024, respectively. At June 30, 2025 and December 31, 2024, $354 and $994, respectively, of amortization expense remained capitalized as part of inventory.
Goodwill

(in thousands)
Balance, December 31, 2024	$49,599
Acquisitions(1)	3,457
Adjustments to purchase price allocation(1)	940
Balance, June 30, 2025	$53,996
(1)Refer to Note 4, “Acquisitions,” for additional information.
No impairment indicators were noted during the six months ended June 30, 2025 or 2024 and, as such, we did not record any impairment charges during either period.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

10. LEASES
The Company leases land, buildings, equipment, and other capital assets which it uses for corporate purposes and the production and sale of cannabis products with terms generally ranging from one to 20 years.
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
The components of lease assets and lease liabilities and their classification on the unaudited Condensed Consolidated Balance Sheets were as follows:

(in thousands)	Classification	June 30, 2025	December 31, 2024
Lease assets
Operating leases	Operating lease right-of-use assets	$124,251	$139,067
Finance leases	Property and equipment, net	21,331	3,210
Total lease assets		$145,582	$142,277

Lease liabilities
Current liabilities
Operating leases	Operating lease liabilities, current	$4,690	$5,469
Finance leases	Current portion of debt, net	2,279	1,189
Noncurrent liabilities
Operating leases	Operating lease liabilities, noncurrent	246,102	267,221
Finance leases	Long-term debt, net	25,765	2,021
Total lease liabilities		$278,836	$275,900

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

The components of lease costs and classification within the unaudited Condensed Consolidated Statements of Operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Operating lease costs
Capitalized to inventory	$9,006	$8,977	$18,297	$18,110
General and administrative expenses	3,432	1,264	4,502	2,137
Total operating lease costs	$12,438	$10,241	$22,799	$20,247

Finance lease costs
Amortization of leased assets(1)	$703	$139	$1,107	$278
Interest on lease liabilities	595	51	695	106
Total finance lease costs	$1,298	$190	$1,802	$384
(1)Included as a component of depreciation expense within “General and administrative expenses” on the accompanying unaudited Condensed Consolidated Statements of Operations.
At June 30, 2025 and December 31, 2024, $6,127 and $6,886, respectively, of lease costs remained capitalized in inventory.
The following table presents information on short-term and variable lease costs:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Total short-term and variable lease costs	$945	$902	$2,014	$1,967
Sublease income generated during the three and six months ended June 30, 2025 and 2024 was immaterial.
The following table includes supplemental cash and non-cash information related to our leases:

	Six Months Ended June 30,
(in thousands)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$21,042	$20,351
Operating cash flows for finance leases	695	106
Financing cash flows for finance leases	847	240
ROU assets obtained in exchange for new lease obligations
Operating leases	$1,479	$7,623
Finance leases	3,578	—
During the six months ended June 30, 2025, certain leases were amended that resulted in modification treatment. Based on the modified terms, operating leases with a total of $15,137 of ROU assets and $21,467 of lease liabilities were reclassified as finance leases, with a total of $15,770 of ROU assets and $22,103 of lease liabilities.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

The following table summarizes the weighted-average remaining lease term and discount rate:

	June 30, 2025	December 31, 2024
Weighted-average remaining term (years)
Operating leases	13.1	13.3
Finance leases	9.5	2.8
Weighted-average discount rate
Operating leases	15.2%	15.1%
Finance leases	14.2%	10.5%
The amounts of future undiscounted cash flows related to the lease payments over the lease terms and the reconciliation to the present value of the lease liabilities as recorded on our unaudited Condensed Consolidated Balance Sheet as of June 30, 2025 are as follows:

(in thousands)	Operating Lease Liabilities	Finance Lease Liabilities
Remainder of 2025	$19,919	$3,061
2026	40,315	5,721
2027	41,381	5,148
2028	42,487	5,012
2029	43,286	5,046
Thereafter	423,193	29,542
Total lease payments	610,581	53,530
Less: imputed interest	359,789	25,486
Present value of lease liabilities	$250,792	$28,044
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

(in thousands)	Remainder of 2025	2026	2027	2028	2029	Thereafter	Total
Cash payments due under financing liabilities	$1,273	$2,592	$2,665	$2,741	$2,497	$8,108	$19,876

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

11. DEBT

(in thousands)	June 30, 2025	December 31, 2024
2024 Term Notes(1)	$300,000	$235,000
2021 Credit Facility(2)	—	60,000
Finance leases(3)	28,044	3,210
Sellers’ notes(4)	22,237	11,060
Finance liabilities(5)	18,100	18,100
Financing Agreement(6)	1,629	1,964
Total debt	$370,010	$329,334

Current portion of debt	26,145	74,213
Less: unamortized deferred financing costs	—	332
Current portion of debt, net	$26,145	$73,881

Long-term debt	343,865	255,121
Less: unamortized deferred financing costs	20,428	20,579
Long-term debt, net	$323,437	$234,542
(1)On July 16, 2024, the Company issued $235,000 in aggregate principal of senior secured notes due July 16, 2029 (the “July 2024 Term Notes”) through a private placement (the “2024 Notes Offering”). The July 2024 Term Notes were issued pursuant to an indenture agreement (the “July 2024 Loan Agreement”). The July 2024 Term Notes were issued at 94.75% of face value and do not require scheduled principal amortization payments. The total of the original issue discount and other capitalized direct financing fees was approximately $21,200 and will be amortized over the associated term using the straight-line method, which approximates the interest method. The Company utilized the proceeds from the 2024 Notes Offering, along with cash on hand, to prepay $215,000 of borrowings outstanding under the 2021 Credit Facility, as further described below. The July 2024 Term Notes were funded by a combination of new and existing lenders. Borrowings from these existing lenders were accounted for as a modification of existing debt. The Company incurred approximately $3,600 of other expenses associated with this transaction that were not capitalizable.
In January 2025, the Company borrowed an additional $15,000 through the issuance of additional term notes (the “January 2025 Term Notes”). The January 2025 Term Notes were issued at 97% of face value and are subject to the same terms and provisions of the July 2024 Loan Agreement, including the interest rate and maturity date thereunder, as further described below. The January 2025 Term Notes were funded by existing lenders and met the criteria for modification accounting treatment. The total of the original issue discount and other capitalized direct financing fees was approximately $700 and will be amortized over the associated term using the straight-line method, which approximates the interest method. The Company incurred $400 of other expenses associated with this transaction that were not capitalizable and are included within “General and administrative expenses” on the unaudited Condensed Consolidated Statements of Operations for the six months ended June 30, 2025. The Company intends to utilize the net proceeds from the January 2025 Term Notes for general corporate purposes, including to fund growth initiatives.
In May 2025, the Company borrowed an additional $50,000 through the issuance of additional term loans (the “May 2025 Term Notes,” and, together with the July 2024 Term Notes and January 2025 Term Notes, the “2024 Term Notes”). The May 2025 Term Notes were issued at 97.5% of face value and are subject to the same terms and provisions of the July 2024 Loan Agreement, including the interest rate and maturity date thereunder, as further described below. The May 2025 Term Notes were funded by existing lenders and met the criteria for modification accounting treatment. The total of the original issue discount and other capitalized direct financing fees was approximately $1,600 and will be amortized over the associated term using the straight-line method, which approximates the interest method. The Company incurred approximately $700 of other expenses associated with this transaction that were not capitalizable and are included within “General and administrative expenses” on the unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2025. The Company utilized the net proceeds from the May 2025 Term Notes, along with cash on hand, to prepay the remaining $60,000 of borrowings outstanding under the 2021 Credit Facility, as further described below.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

The 2024 Term Notes bear interest at a rate of 12.75% per annum, payable semi-annually in arrears on January 15 and July 15 of each year until the maturity date, commencing on January 15, 2025, unless earlier prepaid in accordance with the terms of the July 2024 Loan Agreement. In conjunction with the May 2025 Term Notes, those lenders prepaid $2,323 of accrued interest from the January 15 interest payment date through issuance, which is included within “Accounts payable and accrued liabilities” on the unaudited Condensed Consolidated Balance Sheet as of June 30, 2025. In turn, those lenders received interest for the full interest payment period that was payable on July 15, 2025. The 2024 Term Notes are irrevocably and unconditionally guaranteed, jointly and severally, on a senior secured basis by certain of the Company’s subsidiaries (the “Guarantees”). The 2024 Term Notes and the Guarantees are (i) secured, on a first lien basis, by substantially all assets of the Company and the guarantors of the 2024 Term Notes, subject to certain carveouts, and (ii) issued and governed by the July 2024 Loan Agreement. In addition, subject to certain limitations, the July 2024 Loan Agreement permits the Company to issue additional notes thereunder, and provided for up to an additional $60,000 in aggregate principal with the proceeds therefrom to be used to prepay the remaining outstanding balance under, and to terminate, the 2021 Credit Facility. In May 2025, the Company issued an additional $50,000 of term loans pursuant to this provision, as described above.
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
Pursuant to the July 2024 Loan Agreement, the Company has agreed to comply with certain customary covenants, including, but not limited to, restrictions on the Company’s ability to: declare or pay dividends or make certain other payments; purchase, redeem, or otherwise purchase or retire for value any equity interests or any subordinated indebtedness or otherwise make any restricted investment or restricted payment; incur certain indebtedness; create certain liens; consolidate, amalgamate, merge, or transfer all or substantially all of the assets of the Company and certain restricted subsidiaries taken as a whole; enter into certain transactions with affiliates; and engage in certain types of businesses. Additionally, the July 2024 Loan Agreement provides for customary events of default which, if certain of them occur, would permit certain parties, including holders of not less than 25% in aggregate principal of the then-outstanding 2024 Term Notes to declare the principal of, and interest or premium, if any, and any other monetary obligations on, all the then-outstanding 2024 Term Notes to be due and payable immediately. In January 2025, the July 2024 Loan Agreement was amended to modify certain terms and provisions, which amended terms and provisions were not due to actual or anticipated covenant violations. The July 2024 Loan Agreement requires the Company, on a consolidated basis, to maintain liquidity, consisting of cash and/or cash equivalents plus any future revolving credit availability, as of the last day of each fiscal month, as amended, in an aggregate amount of at least $20,000, with which the Company was in compliance as of June 30, 2025. The Company is required to comply with certain other financial covenants in contemplation of certain transactions or events, such as acquisitions and other financing activities, as defined within and provided for under the July 2024 Loan Agreement, as amended.
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
The 2021 Credit Facility had a maturity date of August 27, 2025 and did not require scheduled principal amortization payments. Prepayments were permitted at any time, subject to a customary make-whole payment or prepayment penalty, as applicable. In June 2024, the 2021 Credit Agreement was amended to, among other things, permit the Company to issue new senior secured notes. In July 2024, the Company prepaid $215,000 of borrowings outstanding under the 2021 Credit Facility (the “July 2024 Prepayment”), primarily utilizing the proceeds from the issuance of the 2024 Term Notes, as discussed above. The Company recognized, as a component of interest expense during the third quarter of 2024, a loss on extinguishment of $5,475 related to the July 2024 Prepayment, which included $3,527 of prepayment fees and the write-off of $1,948 of unamortized deferred financing costs that were attributable to those lenders who did not provide funding under the 2024 Term Notes. A total of $1,579 of prepayment fees and $1,428 of previously unamortized deferred financing costs that were associated with existing lenders remained capitalized and were deferred over the term of the 2024 Term Notes in accordance with modification treatment. A total of $943 of unamortized deferred financing costs were associated with the portion of the 2021 Credit Facility that was not prepaid and were amortized through the remaining term of those loans.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

A total of $60,000 remained outstanding under the 2021 Credit Agreement following the July 2024 Prepayment and was subsequently prepaid in full in May 2025 (the “May 2025 Prepayment”) utilizing the proceeds from the May 2025 Term Notes, along with cash on hand, as further described above. In conjunction with the May 2025 Prepayment, the Company recognized a loss on extinguishment of $126, primarily consisting of unamortized deferred financing costs that were then-outstanding. Following the May 2025 Prepayment, the 2021 Credit Facility was terminated and the obligations thereunder were considered satisfied in full.
Prior to prepayment, borrowings under the 2021 Credit Facility bore interest at a rate of 9.5% per annum, payable quarterly and, as to any portion of the term loan that is prepaid, on the date of prepayment. We incurred initial financing costs of $8,806 and additional financing costs of $7,606 related to the 2022 Loans, which included warrants issued to certain lenders to acquire 3,130 shares of Class A common stock that had a fair value of $2,639 at issuance. The financing costs were amortized to interest expense over the term of 2021 Credit Facility using the straight-line method which approximated the interest rate method.
In April 2024, the 2021 Credit Agreement was amended to permit the Company to initiate, from time to time and at its discretion, a “Dutch Auction” pursuant to which it may issue a tender offer to existing lenders to re-purchase and retire their loans at a specified discount to par. No such re-purchase occurred.
The Company was required to comply with two financial covenants under the 2021 Credit Agreement. The Company could not permit its liquidity (defined as unrestricted cash and cash equivalents pledged under the 2021 Credit Facility plus any future revolving credit availability) to be below $20,000 as of the last day of any fiscal quarter. Additionally, the Company could not permit the ratio of Consolidated EBITDA (as defined in the 2021 Credit Agreement) to consolidated cash interest expense for any period of four consecutive fiscal quarters to be less than 2.50:1.00. The Company was in compliance with these covenants, as applicable, through the termination of the 2021 Credit Agreement.
The 2021 Credit Agreement required the Company to make certain representations and warranties and to comply with customary covenants, including restrictions on the payment of dividends, repurchase of stock, incurrence of indebtedness, dispositions, and acquisitions. The 2021 Credit Agreement also contained customary events of default, which did not occur. The 2021 Credit Facility was guaranteed by all of the Company’s subsidiaries and was secured by substantially all of the assets of the Company and its subsidiaries.
(3)Liabilities related to finance leases. See Note 10, “Leases,” for additional information.
(4)Sellers’ notes consist of amounts owed for acquisitions or other purchases. As of June 30, 2025 and December 31, 2024, sellers’ notes includes the OPA Sellers’ Note which had balance of $11,000 included in “Current portion of debt, net” at each date. The OPA Sellers’ Note was initially recorded net of a discount of $3,010 that was calculated utilizing the Company’s estimated incremental borrowing rate based on the anticipated close date and was accreted to interest expense over an expected term. Additionally, as of June 30, 2025, sellers’ notes includes a total of $7,400 related to acquisitions associated with Core Partnership One, $2,437 associated with Non-Core Partnership Dispensary One, as further described in Note 4, “Acquisitions,” and $1,400 related to acquisitions with other partnerships, as further described in Note 8, “Variable Interest Entities,” which are included within Current portion of debt, net as of June 30, 2025. The amount outstanding as of December 31, 2024 also included the remaining amount payable related to the Massachusetts Purchase Agreement, as further described in Note 4, “Acquisitions,” which was paid during the second quarter of 2025.
(5)Finance liabilities related to failed sale leaseback transactions. See Note 10, “Leases,” for additional information.
(6)In December 2022, the Company received $19,364 pursuant to a financing agreement with a third-party lender (the “Financing Agreement”). The Company assigned to the lender its interests in an employee retention tax credit claim (the “ERTC Claim”) that it submitted in November 2022 totaling approximately $22,794. If the Company does not receive the ERTC Claim, in whole or in part, the Company is required to repay the related portion of the funds received plus interest of 10% accrued from the date of the Financing Agreement through the repayment date. The Financing Agreement does not have a stated maturity date and the discount is being accreted to interest expense over an expected term. The Company’s obligations under the Financing Agreement will be satisfied upon receipt of the ERTC Claim, in full, or other full repayment. A total of $1,964 of the ERTC Claim was outstanding as of December 31, 2024 and $1,629 was outstanding as of June 30, 2025, which reflects $335 that was received and repaid during the second quarter of 2025. The corresponding receivable is included in “Other current assets” on the unaudited Condensed Consolidated Balance Sheets and the balance outstanding under the Financing Agreement is included in “Current portion of debt, net” at each respective date.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

Debt Maturities
As of June 30, 2025, the following cash payments are payable under sellers’ notes and term notes:

(in thousands)	Remainder of 2025	2026	2029	Total
Sellers’ notes(1)	$11,000	$11,237	$—	$22,237
Term note maturities	—	—	300,000	300,000
(1)Certain cash payments include an interest accretion component. The timing of certain payments may vary based on regulatory approval of the underlying transactions.
Interest Expense
Interest expense during the three and six months ended June 30, 2025 and 2024 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Cash interest	$9,447	$6,496	$18,639	$12,992
Accretion	1,266	1,397	2,541	2,796
Interest on financing liabilities(1)	624	591	1,247	1,179
Interest on finance leases	595	51	695	106
Loss on extinguishment of debt(2)	126	—	126	—
Total	$12,058	$8,535	$23,248	$17,073
(1)Interest on financing liability related to failed sale leaseback transactions. See Note 10, “Leases,” for additional details.
(2)The three and six months ended June 30, 2025 include a loss on extinguishment associated with the May 2025 Prepayment, primarily related to the write-off of unamortized deferred financing costs.
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

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

The following table summarizes the total shares of Class A common stock and Class B common stock outstanding as of June 30, 2025 and December 31, 2024:

(in thousands)	June 30, 2025	December 31, 2024
Shares of Class A common stock	203,242	204,961
Shares of Class B common stock	65	65
Total	203,307	205,026
In December 2024, the Company’s board of directors (the “Board”) authorized a share buyback program (the “Buyback Program”) which permits the Company to repurchase up to the lesser of: (i) 10,216 shares of the Company’s Class A common stock; and (ii) $2,250 worth of shares of Class A common stock, in the open market pursuant to a normal course issuer bid, subject to applicable legal, regulatory, and contractual requirements. The total number of shares purchased, timing of purchases, and share prices are dependent upon market conditions and business considerations, any applicable securities law requirements, CSE rules, and any determination of best use of cash available at the time. Any such shares purchased will be retired. The Buyback Program will expire on January 1, 2026, and may be suspended, terminated, or modified at any time for any reason and the Company is under no obligation to purchase any such shares for the duration of the Buyback Program. As of June 30, 2025, a total of 2,723 shares had been repurchased under the Buyback Program for an aggregate cost, inclusive of fees, of $994. As of June 30, 2025, approximately $1,256 worth of share purchases remains available under the Buyback Program.
Warrants
The following table summarizes warrant activity during the six months ended June 30, 2025:

	Number of Warrants (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Exercise Period (years)	Aggregate Intrinsic Value (in thousands)(1)
Outstanding, December 31, 2024	3,277	$3.42	1.2	$—
Expired	(188)	2.64
Outstanding, June 30, 2025(2)	3,089	$3.42	0.7	$—
(1)Based on the amount by which the closing market price of our Class A common stock exceeds the exercise price on each date indicated.
(2)The warrants outstanding as of June 30, 2025 are equity-classified instruments, are subject to customary anti-dilution adjustments, and are stand-alone instruments. The fair value per warrant was calculated at issuance using a Black-Scholes model and ranged from $0.06 to $0.84. Significant assumptions used in the calculations included volatility ranging from 70.0% to 87.5% and risk-free rates ranging from 0.3% to 3.0%. No warrants were exercised during the six months ended June 30, 2025.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

13. EQUITY-BASED COMPENSATION EXPENSE
Equity Incentive Plans
The Company adopted an incentive plan in November 2020 (the “2020 Plan”) which authorized the issuance of incentive common unit options and restricted common units (collectively, “Awards”). The maximum number of Awards to be issued under the 2020 Plan is 10,031 and any Awards that expire or are forfeited may be re-issued. As of June 30, 2025, a total of 9,994 Awards had been granted under the 2020 Plan and, as of June 30, 2025, there are no remaining unvested Awards and no remaining unrecognized compensation cost associated with these Awards. The Awards issued generally vested over two or three years and the estimated fair value of the Awards at issuance was recognized as compensation expense over the related vesting period.
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
On March 9, 2023, the Company’s board of directors unanimously approved, subject to stockholder approval, an amendment to the 2021 Plan (the “Amendment” and together with the 2021 Plan, the “Amended 2021 Plan”) to increase the maximum number of shares of Class A common stock available for issuance under the Amended 2021 Plan to an amount not to exceed 10% of the total number of issued and outstanding shares of Class A common stock, on a non-diluted basis, as constituted on the grant date of an award pursuant to the Amended 2021 Plan. On May 5, 2023, the stockholders of the Company voted to approve the Amendment. As of June 30, 2025, there were 13,123 shares of Class A common stock available for grant for future equity-based compensation awards under the Amended 2021 Plan. Activity related to awards issued under the Amended 2021 Plan is further described below. As of June 30, 2025, no SAR Awards and no RSAs had been granted under the Amended 2021 Plan.
Stock Options
The following table summarizes stock option activity during the six months ended June 30, 2025:

	Options Outstanding
(in thousands, except per share amounts)	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value(1)
Outstanding, December 31, 2024	3,252	$1.78	3.0	$—
Forfeited	(92)	1.00
Expired	(34)	1.37
Outstanding, June 30, 2025	3,126	$1.81	2.4	$—
Exercisable at June 30, 2025	2,841	$1.86	2.4	$—
(1)Based on the amount by which the closing market price of our Class A common stock exceeds the exercise price on each date indicated.
Total unrecognized stock-based compensation expense related to unvested options was $145 as of June 30, 2025, which is expected to be recognized over a weighted-average remaining period of 1.4 years.
In July 2025, the Company granted a total of 9,942 of stock options with an exercise price of $0.35, of which 12.5% vested on the grant date and the remaining vest quarterly over a two-year period.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

Restricted Stock Units
The following table summarizes the RSU activity during the six months ended June 30, 2025:

	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value per Share
Unvested, December 31, 2024	5,898	$1.06
Granted	225	0.40
Vested(1)	(1,396)	1.05
Forfeited	(652)	1.20
Unvested, June 30, 2025	4,075	$1.00
(1)Includes 392 vested shares that were withheld to cover tax obligations and were subsequently cancelled.
As of June 30, 2025, total unrecognized compensation cost related to the RSUs was $3,162, which is expected to be recognized over a weighted-average remaining period of 2.2 years.
Performance Based Awards
In August 2024, the Company’s Board approved an award of 3,000 RSUs pursuant to an employment agreement that were not granted as of June 30, 2025 or as of the date of filing of this Quarterly Report on Form 10-Q. These awards, once granted, will be subject to certain vesting conditions, including the achievement of certain stock price targets and continued service to the Company.
Compensation Expense by Type of Award
The following table details the equity-based compensation expense by type of award for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
RSUs	$482	$5,137	$1,081	$14,862
Stock Options	29	147	58	1,138
Total equity-based compensation expense	$511	$5,284	$1,139	$16,000
During the three months ended June 30, 2025 and 2024, the Company recognized $124 and $3,179, respectively, of expense within “General and administrative expenses” and $164 and $4,336, respectively, within “Cost of goods sold.” During the six months ended June 30, 2025 and 2024, the Company recognized $502 and $9,648, respectively, of expense within “General and administrative expenses” and $1,302 and $6,547, respectively, within “Cost of goods sold.” Of the total equity-based compensation expense, $387 and $2,105 was capitalized to inventory during the three months ended June 30, 2025 and 2024, respectively, and $637 and $6,352 was capitalized during the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025 and December 31, 2024, $1,437 and $2,102, respectively, remained capitalized in inventory.
Employee Stock Purchase Plan
In July 2021, the Company also adopted an employee stock purchase plan (the “2021 ESPP”), pursuant to which 4,000 shares of Class A common stock are reserved for issuance thereunder, subject to certain adjustments and other terms. No shares have been issued under the 2021 ESPP as of June 30, 2025.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

14. INCOME TAXES

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Loss before income taxes	$(12,576)	$(9,678)	$(20,803)	$(15,331)
Income tax expense	11,831	12,106	22,862	24,616
Effective tax rate	(94.1)%	(125.1)%	(109.9)%	(160.6)%

Gross profit	$41,392	$41,573	$80,953	$93,610
Effective tax rate on gross profit	28.6%	29.1%	28.2%	26.3%
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

Six Months Ended June 30, 2025
Balance, December 31, 2024	$149,407
Additions for tax positions related to the current year	14,917
Additions for tax positions related to prior years	8,621
Balance, June 30, 2025	$172,945
A total of $28,987 of interest and penalties is accrued for the uncertain tax positions as of June 30, 2025, which includes $8,819 related to the current year and $20,168 for prior years, and a total of $20,168 of interest and penalties was accrued as of December 31, 2024, which included $14,744 for the year then ended and $5,424 for prior years. The Company has been selected for examination of its amended tax returns filed with these unrecognized tax benefits but does not currently anticipate its unrecognized tax benefits to be resolved in the next twelve months and anticipates that the total amount of unrecognized tax benefits may change within the next twelve months for additional uncertain tax positions taken on a go-forward basis. If favorably resolved, the unrecognized tax benefits would decrease the Company’s effective tax rate.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

In July 2025, the U.S. government enacted a reconciliation bill, commonly referred to as the One Big Beautiful Bill Act (the “Act”), with certain provisions of the Act effective in 2025 and other provisions becoming effective in 2026 and beyond. We are in the process of evaluating the impacts of the Act to our consolidated financial statements and disclosures.
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
In April 2025, the Company entered into a definitive agreement pursuant to which the Company proposes to exchange its Ohio cultivation license and facility and related assets (the “Ohio Cultivation Assets”) for an entity that anticipates obtaining an adult-use license in New Jersey and $1,000 of cash consideration. Pursuant to this definitive agreement, the Company also proposes to acquire an entity in Ohio that owns and operates a dispensary in Ohio in exchange for a conditional dispensary license that the Company expects to receive, plus an additional $1,000 of cash consideration. This transaction is subject to certain closing conditions, including regulatory approvals. The Ohio Cultivation Assets were being contemplated for sale in this specific transaction with this specific buyer and the Company determined the Ohio Cultivation Assets do not meet the criteria to be classified as held-for-sale as of June 30, 2025. The total of the Ohio Cultivation Assets was approximately $8,800 as of June 30, 2025, including $4,000 of intangible assets, net, $3,000 of goodwill, $1,200 of inventory, and $300 of property and equipment, net.
Through the acquisition of Story of PA CR, LLC (“Story of PA”) in April 2022, the Company is party to a research collaboration agreement with the Geisinger Commonwealth School of Medicine (“Geisinger”), a Pennsylvania Department of Health-Certified Medical Marijuana Academic Clinical Research Center, pursuant to which the Company will help fund clinical research to benefit the patients of Pennsylvania. A total of up to $10,000 of additional funding may be provided pursuant to the research collaboration agreement and is expected to be funded over the course of the ten years following the transaction date based on a percentage of annual revenues associated with the underlying operations. A payment of $819 was remitted during the three months ended June 30, 2025, which is included within “Payment of contingent consideration” on the unaudited Condensed Consolidated Statements of Cash Flows and was included within “Accounts payable and accrued liabilities” on the unaudited Condensed Consolidated Balance Sheet at December 31, 2024. As of June 30, 2025, $1,574 is included within “Accounts payable and accrued liabilities” on the unaudited Condensed Consolidated Balance Sheet and $7,607 and $9,200 is included within “Other non-current liabilities” as of June 30, 2025 and December 31, 2024, respectively.
Legal and Other Matters
The Company’s operations are subject to a variety of local and state regulations. Failure to comply with one or more of those regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company ceasing operations. While management believes that the Company is in compliance with applicable local and state regulations as of June 30, 2025 in all material respects, cannabis regulations continue to evolve and are subject to differing interpretations, and accordingly, the Company may be subject to regulatory fines, penalties, or restrictions in the future.

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
The Company may be, from time to time, subject to various administrative, regulatory, and other legal proceedings arising in the ordinary course of business. Contingent liabilities associated with legal proceedings are recorded when a liability is probable and the contingent liability can be estimated. We do not accrue for contingent losses that, in our judgment, are considered to be reasonably possible but not probable. At June 30, 2025 there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on our consolidated results of operations, other than as disclosed below.
MedMen NY Litigation
As previously reported, since 2021 the Company has been engaged in a matter regarding a definitive investment agreement (the “Investment Agreement”) with subsidiaries of MedMen Enterprises Inc. (“MedMen”) regarding an investment in MedMen NY, Inc. (“MMNY”).
The Company continues to seek damages from MedMen, including, but not limited to, the return of the $4,000 deposit previously paid, approximately $2,400 of advances pursuant to a working capital loan agreement, and other capital expenditure advances paid to MMNY by the Company. In February 2024, the counsel-of-record for MedMen withdrew as counsel and, as of the date of filing of this Form 10-Q, MedMen has not appointed new counsel in this matter. On August 6, 2025, the Company filed a motion for a default judgment against MedMen seeking $10,300 for the prior deposit and working capital advances.
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
During the year ended December 31, 2022, following the Company’s decision to no longer consummate the contemplated transactions, the Company established an estimated reserve of $3,700 related to the amounts that it has been actively pursuing collecting. During the first quarter of 2024, the Company increased this estimated reserve by $2,703, which is included within “General and administrative expenses” on the unaudited Condensed Consolidated Statements of Operations and within “Other” on the unaudited Condensed Consolidated Statements of Cash Flows for that period. The reserve was further increased by $2,744 during the second quarter of 2024 to reflect all remaining outstanding balances, including amounts due under a working capital advance agreement. Of the total reserve as of each of June 30, 2025 and December 31, 2024, $2,422 is included within “Notes receivable” on the unaudited Condensed Consolidated Balance Sheets, $6,695 is included within “Other current assets,” and the remainder is included within “Other noncurrent assets.”

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

16. RELATED PARTY TRANSACTIONS
There were no significant related party transactions during the six months ended June 30, 2025, other than as disclosed in Note 6, “Notes Receivable.”
17. SUPPLEMENTAL INFORMATION
The following table presents supplemental information regarding our other current assets:

(in thousands)	June 30, 2025	December 31, 2024
Prepaid expenses	$6,968	$5,497
Deposits and other receivables	5,568	4,706
Construction deposits	72	375
Other	724	350
Total	$13,332	$10,928
The following table presents supplemental information regarding our accounts payable and accrued liabilities:

(in thousands)	June 30, 2025	December 31, 2024
Accounts payable	$22,565	$26,414
Accrued interest	17,490	13,835
Accrued payroll and related expenses	9,111	8,204
Fixed asset purchases	3,063	1,977
Other	10,954	9,005
Total	$63,183	$59,435
The following table presents supplemental information regarding our general and administrative expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Compensation	$17,455	$17,127	$33,204	$40,826
Depreciation and amortization	9,249	8,576	17,949	17,294
Rent and utilities	7,514	5,571	12,794	10,839
Professional services	4,099	4,504	8,014	8,274
Insurance	1,333	1,390	2,500	2,945
Marketing	1,194	1,163	1,799	2,144
Loss (gain) on sale of assets	17	—	55	(11)
Other	1,533	4,764	3,154	10,246
Total	$42,394	$43,095	$79,469	$92,557
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following management discussion and analysis, which we refer to as the “MD&A,” of the financial condition and results of operations of Ascend Wellness Holdings, Inc. (the “Company,” “AWH,” or “Ascend”) is for the three and six months ended June 30, 2025 and 2024. It is supplemental to, and should be read in conjunction with, the unaudited condensed consolidated financial statements, and the accompanying notes thereto, (the “Financial Statements”) appearing elsewhere in this Quarterly Report on Form 10-Q (the “Quarterly Report” or “Form 10-Q”) and our Annual Report on Form 10-K for the year ended December 31, 2024 (the “Annual Report”), which has been filed with the United States Securities and Exchange Commission (“SEC”) and with the relevant Canadian securities regulatory authorities under its profile on the System for Electronic Document Analysis and Retrieval Plus (“SEDAR+”). The Financial Statements and Annual Report were prepared in accordance with accounting principles generally accepted in the United States of America, which we refer to as “U.S. GAAP.”
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
Since our formation, we have expanded our operational footprint, primarily through acquisitions, and, as of June 30, 2025, had direct or indirect operations or financial interests in seven United States geographic markets: Illinois, Maryland, Massachusetts, Michigan, New Jersey, Ohio, and Pennsylvania. While we have been successful in opening facilities and dispensaries, we expect continued growth to be driven by opening new operational facilities and dispensaries under our current licenses and through partnership opportunities, expansion of our current facilities, and increased consumer demand. As of June 30, 2025, we employed approximately 2,300 people.
Our consumer products portfolio is generated primarily from plant material that we grow and process ourselves. As of June 30, 2025, we produce our consumer packaged goods in seven manufacturing facilities with 257,000 square feet of total canopy. During the three and six months ended June 30, 2025, we sold approximately 56,000 and 112,000 pounds of wholesale product, on a gross basis, respectively, compared to 47,000 and 93,000 pounds during the three and six months ended June 30, 2024, respectively. Our product portfolio consists of a range of cannabis product categories including flower, pre-rolls, concentrates, vapes, edibles, and other cannabis-related products. As of June 30, 2025, we have 44 open and operating retail locations, which includes 6 partner locations. We have fully-financed expansion plans to achieve a target of 60 total retail locations, including partner locations, in the medium-term. Our new store opening plans are flexible and will ultimately depend on market conditions, local licensing, construction, and other regulatory permissions. We are also pursuing opportunities to partner with social equity license holders to expand our presence in various states. All of our expansion plans are subject to capital allocations decisions, the evolving regulatory environment, and the general economic environment.
Recent Developments
Business Developments
The Company continues to focus on expansion opportunities across the markets in which it operates and remains committed to cost-savings initiatives, improvements in working capital management, and providing an enhanced customer experience. Some of the Company’s recent business highlights include:
•entering into agreements to provide support to additional partner stores, including three that were added to our footprint during the quarter and several related to stores that are expected to be added by the end of the year;
•prepaying the remaining $60,000 that was outstanding under the previous credit facility utilizing $10,000 of cash on hand and the funding of $50,000 through new term loans that mature in July 2029, as further described in “Liquidity and Capital Resources”; and
•ending the period with $95,270 of cash and cash equivalents, an increase of $7,016 year-to-date, primarily driven by the generation of positive net cash from operating activities.

Recent and Pending Transactions
Refer to Note 4, “Acquisitions,” in the Financial Statements for additional information regarding the Company’s acquisition-related activity, including previous transactions that remain pending.
Pursuant to various contractual agreements, the Company is providing funding and operational support to a consolidated variable interest entity (“VIE”) (“Core Partnership One”), which entered into various transactions during the six months ended June 30, 2025, as further described below. Refer to Note 8, “Variable Interest Entities,” in the Financial Statements for additional information regarding the Company’s VIEs, including the Core Partnership One, and certain other transactions.
Core Partnership One Activity
In December 2024, Core Partnership One entered into a definitive agreement to acquire the membership interests of an entity that anticipates receiving two adult-use licenses, which agreement is subject to regulatory approval. In conjunction with this definitive agreement, the parties entered into certain management services agreements (“MSAs”) pursuant to which Core Partnership One will provide management and advisory services for a set fee. These MSAs were subject to regulatory review and approval, which was received in February 2025. Based on the provisions of the agreements, Core Partnership One obtained operational and financial influence over the underlying entity and therefore recognized the transaction as an asset acquisition as of the February 2025 regulatory approval date of these MSAs. Total cash consideration for this transaction may be up to $4,000, subject to certain closing adjustments, which was allocated to the licenses acquired as of the effective date. Of the total consideration, $1,000 was paid at signing in December 2024 and is included within “Other non-current assets” on the unaudited Condensed Consolidated Balance Sheet in the Financial Statements as of December 31, 2024. A total of up to $1,500 is expected to be paid upon opening of the associated dispensary locations and a total of up to $1,500 is expected be paid upon final closing of the associated transaction. The total of the remaining payments is included as a sellers’ note; refer to Note 11, “Debt” in the Financial Statements. Additionally, the Company recorded an acquisition-related deferred tax liability of $1,755, which was allocated to the license as additional cost basis as of the effective date. Refer to Note 4, “Acquisitions,” and to Note 8, “Variable Interest Entities,” for additional information.
In January 2025, Core Partnership One entered into a definitive agreement to acquire a conditional adult-use license, which agreement is subject to regulatory approval. Total cash consideration for this transaction is $1,900, which is due at final closing and is subject to certain closing adjustments. In conjunction with this definitive agreement, the parties entered into certain MSAs under which Core Partnership One will provide certain management and advisory services for a set fee. The parties also entered into a working capital loan and security agreement, under which Core Partnership One may loan up to $3,650 for the build-out of the associated dispensary. Based on the provisions of the MSAs and working capital loan, Core Partnership One obtained operational and financial influence over the underlying assets as of the February 2025 regulatory approval date of the MSAs. As such, this transaction was accounted for as an asset acquisition as of that date and the total consideration was allocated as the cost of the license acquired. The payment due at closing is included as a sellers’ note; refer to Note 11, “Debt” in the Financial Statements. The associated dispensary opened in May 2025 and the Company anticipates that closing of the transaction may occur by the end of 2025. Refer to Note 4, “Acquisitions,” and to Note 8, “Variable Interest Entities,” for additional information.

Effective in March 2025, Core Partnership One acquired an entity that owns and operates an adult-use dispensary (“Core Partnership Dispensary Three”) and also entered into a related MSA pursuant to which Core Partnership One will provide certain management and advisory services for a set fee while the underlying transaction is pending regulatory approval. Based on the provisions of this MSA, Core Partnership One obtained operational and financial influence over Core Partnership Dispensary Three and therefore recognized the transaction as a business combination as of the March 2025 regulatory approval date of this MSA. Total cash consideration for this transaction is $1,667, of which $833 was payable upon the regulatory approval of the MSA and the remainder is due at final closing, subject to certain closing adjustments. This agreement also provides for an earn-out payment, to be paid in cash, based on 3.2-times EBITDA (as defined) that is achieved during a specified twelve-month period, less the purchase price, and had an initial fair value estimate of $1,600. Refer to Note 4, “Acquisitions,” and to Note 8, “Variable Interest Entities,” for additional information.
Effective in May 2025, Core Partnership One acquired an entity that owns and operates an adult-use dispensary (“Core Partnership Dispensary Four”) and also entered into a related MSA under which Core Partnership One will provide certain management and advisory services for a set fee while the underlying transaction is pending regulatory approval. Based on the provisions of this MSA, Core Partnership One obtained operational and financial influence over Core Partnership Dispensary Four and therefore recognized the transaction as a business combination as of the May 2025 regulatory approval date of this MSA. Total cash consideration for this transaction is $3,333, of which $1,667 was paid upon the regulatory approval of the MSA and the remainder will be due at final closing, subject to certain closing adjustments. This agreement also provides for an earn-out payment, to be paid in cash, based on 3.2-times EBITDA (as defined) that is achieved during a specified twelve-month period, less the purchase price, and had an initial fair value estimate of $1,900. Refer to Note 4, “Acquisitions,” and to Note 8, “Variable Interest Entities,” for additional information.
Core Partnership Three Loan Agreement
In February 2025, the Company and a third party (“Core Partnership Three”) entered into a loan agreement pursuant to which the Company may provide to Core Partnership Three up to $2,500 of financing (the “Core Partnership Three Loan Agreement”). The Company has a direct equity ownership interest of 35% of the equity interests in the borrower and the Core Partnership Three Loan Agreement provides the Company with conversion options to obtain up to 100% at any time through the maturity date, subject to certain provisions and as may be permitted by applicable regulations. The Core Partnership Three Loan Agreement also contains certain provisions and restrictive covenants that provide the Company with operational and financial influence over Core Partnership Three and provides the Company with financial distributions based on the associated results of operations. The Company determined that the terms and provisions of the Core Partnership Three Loan Agreement create a variable interest in Core Partnership Three and met the criteria for consolidation as of such date.
The Company and Core Partnership Three entered into a definitive agreement to acquire an entity that received licensing approvals for the operation of an adult-use dispensary for a total of $650 of cash consideration. This agreement is subject to regulatory approval, which is expected to be received within six to twelve months following the signing date. The consideration was allocated to the cost of the license, of which $250 was paid at signing. The remaining $400 is due at the earlier of: (i) the first sale of cannabis at the associated dispensary, or (ii) the one year anniversary of the agreement date, and is included as a sellers’ note; refer to Note 11, “Debt.” Additionally, the Company recorded an acquisition-related deferred tax liability of $285, which was allocated to the license as additional cost basis as of the effective date. The Company will also assume the lease associated with the anticipated dispensary location. The non-controlling interest was determined to have a de minimis fair value and the net loss attributable to the non-controlling interest was not significant during the three and six months ended June 30, 2025. Since the entity is consolidated as a VIE, the intercompany activity related to the Core Partnership Three Loan Agreement is eliminated in consolidation. Refer to Note 8, “Variable Interest Entities,” in the Financial Statements for additional information.

Core Partnership Four Loan Agreement
In March 2025, the Company and a third party (“Core Partnership Four”) entered into a loan agreement pursuant to which the Company may provide to Core Partnership Four up to $2,500 of financing (the “Core Partnership Four Loan Agreement”). The Company has a direct equity ownership interest of 35% of the equity interests in the borrower and the Core Partnership Four Loan Agreement and associated agreements provide the Company with conversion options to obtain up to 100% at any time through the maturity date, subject to certain provisions and as may be permitted by applicable regulations. The Core Partnership Four Loan Agreement also contains provisions and restrictive covenants that provide the Company with operational and financial influence over Core Partnership Four and the underlying operating agreement provides the Company with financial distributions based on the associated results of operations. The Company determined that the terms and provisions of the Core Partnership Four Loan Agreement and associated agreements create a variable interest in Core Partnership Four and met the criteria for consolidation as of such date. The non-controlling interest was determined to have a de minimis fair value. Since the entity is consolidated as a VIE, the intercompany activity related to the Core Partnership Four Loan Agreement is eliminated in consolidation.
The Company and Core Partnership Four entered into a definitive agreement to acquire an entity that received licensing approvals for the operation of an adult-use dispensary, subject to regulatory approval which is expected to be received within six months following the signing date, for a total of $1,500 of cash consideration. Of the total consideration, $250 was paid as a deposit during the fourth quarter of 2024 and was included within “Other current assets” on the unaudited Condensed Consolidated Balance Sheet in the Financial Statements as of December 31, 2024, $250 was paid at signing, and the remaining $1,000 will be paid at final closing and is included as a sellers’ note; refer to Note 11, “Debt” in the Financial Statements. The Company will also assume the lease associated with the dispensary location. Of the total consideration, $1,383 was allocated to the cost of the license as of the effective date and $117 was allocated to the security deposit for the associated lease, which had a lease liability and ROU asset of $872 and is classified as a finance lease; refer to Note 10, “Leases,” for additional information regarding the Company’s lease arrangements. Additionally, the Company recorded an acquisition-related deferred tax liability of $607, which was allocated to the license as additional cost basis as of the effective date. The net loss attributable to the non-controlling interest was not significant during the three and six months ended June 30, 2025. Refer to Note 8, “Variable Interest Entities,” in the Financial Statements for additional information.
Non-Core Partnership Dispensary One
In May 2025, a consolidated VIE of the Company (“Non-Core Partnership One”) entered into a definitive agreement to acquire an adult-use dispensary (“Non-Core Partnership Dispensary One”). The parties also entered into a consulting agreement under which Non-Core Partnership One will provide management and advisory services for a set fee, which became effective in June 2025 and will remain in place until regulatory approval of the definitive agreement is received and the underlying transaction thereby closes. Based on the provisions of this consulting agreement, Non-Core Partnership One obtained operational and financial influence over Non-Core Partnership Dispensary One and therefore recognized the transaction as a business combination as of the June 2025 effective date of this consulting agreement. Total cash consideration for Non-Core Partnership Dispensary One is $3,250, of which $813 was paid at signing and the remainder will be due at final closing, subject to certain closing adjustments. Refer to Note 4, “Acquisitions,” and to Note 8, “Variable Interest Entities,” for additional information.
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

Key Financial Highlights
•Revenue decreased by $14,232, or 10%, during the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, primarily driven by declines across our legacy business resulting from increased competition and pricing pressure in most of our markets, slightly offset by incremental revenue from acquisitions and partnerships.
•Operating loss was $1,002 during the three months ended June 30, 2025, as compared to $1,522 during the three months ended June 30, 2024, primarily resulting from improved margins and reduced general and administrative expenses, which were largely attributable to certain strategic initiatives implemented during the second half of 2024.
•Net increase in cash and cash equivalents of $7,016 during the six months ended June 30, 2025, primarily driven by improvements in working capital management, partially offset by investments in capital assets and payments associated with acquisitions.

RESULTS OF OPERATIONS
Three Months Ended June 30, 2025 Compared with the Three Months Ended June 30, 2024

	Three Months Ended June 30,
($ in thousands)	2025	2024	Increase / (Decrease)
Revenue, net	$127,304	$141,536	$(14,232)	(10)%
Cost of goods sold	(85,912)	(99,963)	(14,051)	(14)%
Gross profit	41,392	41,573	(181)	NM*
Gross profit %	32.5%	29.4%
Operating expenses
General and administrative expenses	42,394	43,095	(701)	(2)%
Operating loss	(1,002)	(1,522)	(520)	(34)%

Other (expense) income
Interest expense	(12,058)	(8,535)	3,523	41%
Other, net	484	379	105	28%
Total other expense	(11,574)	(8,156)	3,418	42%
Loss before income taxes	(12,576)	(9,678)	2,898	30%
Income tax expense	(11,831)	(12,106)	(275)	(2)%
Net loss	$(24,407)	$(21,784)	$2,623	12%
*Not meaningful
Revenue
Revenue decreased by $14,232 during the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. Net revenue from our wholesale operations declined by $7,613 resulting from increased competition and price compression across certain markets, particularly in Illinois and New Jersey, as well as from an increased focus on selling products through Company-owned and partner stores. During the three months ended June 30, 2025, we sold approximately 56,000 pounds of wholesale product, on a gross basis, compared to 47,000 pounds during the three months ended June 30, 2024. Revenue across legacy dispensary locations declined by $14,396, primarily driven by softness in Illinois and New Jersey that was partially offset by a benefit from adult-use sales in Ohio which began during the third quarter of 2024. Additionally, the decrease was partially offset by a contribution of $5,110 of incremental revenue from partner stores and by $2,667 of incremental revenue from new store openings that occurred in the second half of 2024 that were associated with previously acquired licenses.
Cost of Goods Sold and Gross Profit
Cost of goods sold decreased by $14,051 during the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. Cost of goods sold represents direct and indirect expenses attributable to the production of wholesale products as well as direct expenses incurred in purchasing products from other wholesalers. Gross profit for the three months ended June 30, 2025 was $41,392, representing a gross margin of 32.5%, compared to gross profit of $41,573 and gross margin of 29.4% for the three months ended June 30, 2024. Gross margin for the current quarter benefited from improved realization at certain cultivation facilities, primarily Illinois and Massachusetts, and a benefit from a higher volume of Company-produced products sold through our retail stores. These benefits were largely offset by an impact from increased competition and pricing pressure across most of our markets, as well as a shift in mix between retail and wholesale products. The current period was also impacted by $5,142 of higher write-downs of certain inventory items related to net realizable value adjustments, expired products, and obsolete packaging.

General and Administrative Expenses
General and administrative expenses decreased by $701, or 2%, during the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. The decrease was primarily driven by $405 of lower professional services fees resulting from certain cost-savings initiatives and the absence of a $2,744 reserve recognized in the prior year related to certain amounts associated with a previous transaction. These benefits were partially offset by $1,943 of higher overhead expenses, primarily associated with the expansion of operations, and $673 of higher depreciation and amortization, which was attributable to a larger average balance of fixed assets in service and the incremental amortization of licenses from prior year acquisitions.
Interest Expense
Interest expense increased by $3,523, or 41%, during the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, primarily driven by higher cash interest expense associated with new term notes (refer to “Liquidity and Capital Resources” for further information). During the three months ended June 30, 2025, the Company had a weighted-average outstanding debt balance of $346,661 with a weighted-average interest rate of 11.6%, excluding finance leases, compared to a weighted-average debt balance of $312,923 during the three months ended June 30, 2024 with a weighted-average interest rate of 9.5%.
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
The internal revenue service has taken the position that cannabis companies are subject to the limitations of Internal Revenue Code (“IRC”) Section 280E, under which such companies are only allowed to deduct expenses directly related to the sales of product. This results in permanent differences between ordinary and necessary business expenses deemed non-allowable under IRC Section 280E and those allowed for financial statement reporting purposes (“book-to-tax” differences). Cannabis companies operating in states that align their tax codes with IRC Section 280E are also unable to deduct ordinary and necessary business expenses for state tax purposes. Ordinary and necessary business expenses deemed non-deductible under IRC Section 280E are treated as permanent book-to-tax differences. Therefore, the effective tax rate on income realized by cannabis companies can be highly variable and may not necessarily correlate with pre-tax income or loss. As of June 30, 2025, the Company recorded an uncertain tax liability totaling $172,945 for uncertain tax positions related to the treatment of certain transactions and deductions under IRC Section 280E based on legal interpretations that challenge the Company’s tax liability under IRC Section 280E. The Company has been selected for examination of its amended tax returns filed with these unrecognized tax benefits but does not currently anticipate its unrecognized tax benefits to be resolved in the next twelve months and anticipates that the total amount of unrecognized tax benefits may change within the next twelve months for additional uncertain tax positions taken on a go-forward basis. If favorably resolved, the unrecognized tax benefits would decrease the Company’s effective tax rate.
The statutory federal tax rate was 21% during both periods. The Company has operations in seven U.S. geographic markets: Illinois, Maryland, Massachusetts, Michigan, New Jersey, Ohio, and Pennsylvania, which have state tax rates ranging from 6% to 11.5%. Certain states, including Illinois, Maryland, Massachusetts, Michigan, New Jersey, and Pennsylvania do not align with IRC Section 280E for state tax purposes and permit the deduction of ordinary and necessary business expenses from gross profit in the calculation of state taxable income. There have been no material changes to income tax matters in connection with the normal course of our operations during the current year.

Income tax expense was $11,831, or 28.6%, of gross profit, during the three months ended June 30, 2025, as compared to $12,106, or 29.1%, of gross profit, during the three months ended June 30, 2024. The effective tax rate on gross profit for the three months ended June 30, 2025 benefited from an incremental impact attributable to the tax treatment of certain acquired intangible assets, partially offset by higher penalties and interest due on tax payments and uncertain tax positions. Refer to Note 14, “Income Taxes,” in the Financial Statements for additional information regarding the Company’s income taxes.

RESULTS OF OPERATIONS
Six Months Ended June 30, 2025 Compared with the Six Months Ended June 30, 2024

	Six Months Ended June 30,
($ in thousands)	2025	2024	Increase / (Decrease)
Revenue, net	$255,301	$283,946	$(28,645)	(10)%
Cost of goods sold	(174,348)	(190,336)	(15,988)	(8)%
Gross profit	80,953	93,610	(12,657)	(14)%
Gross profit %	31.7%	33.0%
Operating expenses
General and administrative expenses	79,469	92,557	(13,088)	(14)%
Operating profit	1,484	1,053	431	41%

Other (expense) income
Interest expense	(23,248)	(17,073)	6,175	36%
Other, net	961	689	272	39%
Total other expense	(22,287)	(16,384)	5,903	36%
Loss before income taxes	(20,803)	(15,331)	5,472	36%
Income tax expense	(22,862)	(24,616)	(1,754)	(7)%
Net loss	$(43,665)	$(39,947)	$3,718	9%
Revenue
Revenue decreased by $28,645, or 10%, during the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. Revenue across legacy dispensary locations declined by $32,342 across our legacy locations, primarily driven by softness in Illinois and New Jersey that was partially offset by a benefit from adult-use sales in Ohio which began during the third quarter of 2024. Additionally, the decrease was partially offset by a contribution of $8,329 of incremental revenue from partner stores and by $6,541 of incremental revenue from new store openings that occurred in the second half of 2024 that were associated with previously acquired licenses. Net revenue from our wholesale operations declined by $11,173 resulting from increased competition and price compression across certain markets, particularly in Illinois and New Jersey, as well as from an increased focus on selling products through Company-owned and partner stores. During the six months ended June 30, 2025, we sold approximately 112,000 pounds of wholesale product, on a gross basis, compared to 93,000 pounds during the six months ended June 30, 2024.
Cost of Goods Sold and Gross Profit
Cost of goods sold decreased by $15,988, or 8%, during the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. Cost of goods sold represents direct and indirect expenses attributable to the production of wholesale products as well as direct expenses incurred in purchasing products from other wholesalers. Gross profit for the six months ended June 30, 2025 was $80,953, representing a gross margin of 31.7%, compared to gross profit of $93,610 and gross margin of 33.0% for the six months ended June 30, 2024. Gross margin in the current year was impacted by increased competition and pricing pressure across most of our markets, particularly in New Jersey and Illinois, as well as a shift in mix between retail and wholesale products. These impacts were partially offset by improved realization at certain cultivation facilities, primarily Illinois and Massachusetts, and benefit from a higher volume of Company-produced products sold through our retail stores. The current period was also impacted by $6,442 of higher write-downs of certain inventory items related to net realizable value adjustments, expired products, and obsolete packaging.

General and Administrative Expenses
General and administrative expenses decreased by $13,088, or 14%, during the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. The decrease was primarily driven by:
•a $7,622 decrease in total compensation expense, including $9,146 lower equity-based compensation expense that was largely due to the acceleration of certain awards in the prior year and from strategic streamlining initiatives that were implemented in late 2024, partially offset by slightly higher headcount in the current year due to the expansion of operations;
•the absence of a $5,447 estimated reserve recognized in the prior year related to certain amounts associated with a previous transaction;
•the absence of a $984 discount on a long-term receivable recognized in the prior year; and
•$260 of lower professional service fees resulting from certain cost-savings initiatives.
These decreases were partially offset by a $1,955 increase in overhead expenses, primarily associated with the expansion of operations, and a $655 increase in depreciation and amortization expense, which was attributable to a larger average balance of fixed assets in service.
Interest Expense
Interest expense increased by $6,175, or 36%, during the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, primarily driven by higher cash interest expense associated with new term notes (refer to “Liquidity and Capital Resources” for further information). During the six months ended June 30, 2025, the Company had a weighted-average outstanding debt balance of $345,027 with a weighted-average interest rate of 11.6%, excluding finance leases, compared to a weighted-average debt balance of $314,149 during the six months ended June 30, 2024 with a weighted-average interest rate of 9.5%.
Income Tax Expense
Income tax expense was $22,862, or 28.2%, of gross profit, during the six months ended June 30, 2025, as compared to $24,616, or 26.3%, of gross profit, during the six months ended June 30, 2024. The effective tax rate on gross profit for the six months ended June 30, 2025 was impacted by higher penalties and interest due on tax payments and uncertain tax positions, partially offset by a benefit from an incremental impact attributable to the tax treatment of certain acquired intangible assets. Refer to Note 14, “Income Taxes,” in the Financial Statements for additional information regarding the Company’s income taxes.

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
The following table presents Adjusted Gross Profit for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Gross Profit	$41,392	$41,573	$80,953	$93,610
Depreciation and amortization included in cost of goods sold	8,581	7,105	18,281	14,767
Equity-based compensation included in cost of goods sold	164	4,336	1,302	6,547
Non-cash inventory adjustments(1)	5,142	—	6,916	474
Adjusted Gross Profit	$55,279	$53,014	$107,452	$115,398
Adjusted Gross Margin	43.4%	37.5%	42.1%	40.6%
(1)Consists of write-offs of expired products, obsolete packaging, and net realizable value adjustments related to certain inventory items.

The following table presents Adjusted EBITDA for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Net loss	$(24,407)	$(21,784)	$(43,665)	$(39,947)
Income tax expense	11,831	12,106	22,862	24,616
Other, net	(484)	(379)	(961)	(689)
Interest expense	12,058	8,535	23,248	17,073
Depreciation and amortization	17,830	15,681	36,230	32,061
Non-cash inventory adjustments(1)	5,142	—	6,916	474
Equity-based compensation	288	7,515	1,804	16,195
Start-up costs(2)	3,880	951	4,616	1,445
Transaction-related and other non-recurring expenses(3)	2,405	5,721	4,468	9,604
Loss (gain) on sale of assets	17	—	55	(11)
Adjusted EBITDA	$28,560	$28,346	$55,573	$60,821
Adjusted EBITDA Margin	22.4%	20.0%	21.8%	21.4%
(1)Consists of write-offs of expired products, obsolete packaging, and net realizable value adjustments related to certain inventory items.
(2)One-time costs associated with acquiring real estate, obtaining licenses and permits, and other costs incurred before commencement of operations at certain locations, as well as incremental expenses associated with the expansion of activities at our cultivation facilities that are not yet operating at scale, unallocated overhead expenses at certain cultivation facilities, and other expenses resulting from delays in regulatory approvals. Also includes other one-time or non-recurring expenses, as applicable.
(3)Other non-recurring expenses including legal and professional fees associated with litigation matters, potential acquisitions, other regulatory matters, and other reserves or one-time expenses. The three and six months ended June 30, 2025 each include approximately $700 of expenses associated with our May 2025 term loans and the six months ended June 30, 2025 includes approximately $400 of expenses associated with our January 2025 term loans. The three and six months ended June 30, 2025 also each include approximately $100 of fair value adjustments associated with acquisition earn-outs. The three and six months ended June 30, 2024 include a reserve of $2,744 and $5,774, respectively, related to certain amounts associated with a previous transaction and $490 and $630, respectively, of fair value adjustments related to an acquisition earn-out. The six months ended June 30, 2024 also includes $984 recognized as a discount on a noncurrent receivable.

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
Financing History and Future Capital Requirements
Historically, we have used private financing as a source of liquidity for short-term working capital needs and general corporate purposes. In May 2021, we completed an initial public offering of shares of our Class A common stock through which we raised aggregate net proceeds of approximately $86,065, after deducting underwriting discounts and commissions and certain direct offering expenses paid by us, and in August 2021 we entered into a credit facility under which we initially borrowed a $210,000 term loan and we subsequently borrowed an additional $65,000 during the second quarter of 2022. During the second quarter of 2023, we raised an aggregate of $7,000 in gross proceeds through a non-brokered private placement offering of an aggregate of 9,859 shares of the Company’s Class A common stock to a single investor. In July 2024 we issued term notes in aggregate principal of $235,000, which proceeds were used, together with cash on hand, to prepay a portion of our other term loans then-outstanding, as discussed further below. In January 2025, we issued an additional $15,000, in aggregate principal of term loans, for general corporate purposes, including to fund growth initiatives, and in May 2025 we issued an additional $50,000, in aggregate principal of term loans, which proceeds were utilized, along with cash on hand, to prepay the remaining $60,000 then-outstanding under our previous credit facility, as discussed further below.
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
As of June 30, 2025 and December 31, 2024, we had total current liabilities of $100,790 and $144,541, respectively, and total current assets of $225,654 and $229,376, respectively, which includes cash and cash equivalents of $95,270 and $88,254, respectively, to meet our current obligations. As of June 30, 2025, we had working capital of $124,864, compared to $84,835 as of December 31, 2024.
Approximately 94% and 93% of our cash and cash equivalents balance as of June 30, 2025 and December 31, 2024, respectively, is on deposit with banks, credit unions, or other financial institutions. We have not experienced any material impacts related to banking restrictions applicable to cannabis businesses. Our cash and cash equivalents balance is not restricted for use by VIEs.
As reflected in the Financial Statements, we had an accumulated deficit as of June 30, 2025 and December 31, 2024, as well as a net loss for the six months ended June 30, 2025 and 2024, which are indicators that raise substantial doubt of our ability to continue as a going concern. Management believes that substantial doubt of our ability to continue as a going concern for at least one year from the issuance of our Financial Statements has been alleviated due to the cash balance on hand and the generation of positive net cash provided by operating activities. Management plans to continue to access capital markets for additional funding through debt and/or equity financings to supplement future cash needs, as may be required. However, management cannot provide any assurances that the Company will be successful in accomplishing its business plans. If we are unable to raise additional capital on favorable terms, if at all, whenever necessary, we may be forced to decelerate or curtail certain of our operations until such time as additional capital becomes available.

2024 Notes Offering
On July 16, 2024, the Company issued $235,000 in aggregate principal of senior secured notes due July 16, 2029 (the “July 2024 Term Notes”) through a private placement (the “2024 Notes Offering”) pursuant to an indenture agreement (the “July 2024 Loan Agreement”). The July 2024 Term Notes were issued at 94.75% of face value and do not require scheduled principal amortization payments. The total of the original issue discount and other capitalized direct financing fees was approximately $21,200 and will be amortized over the associated term using the straight-line method, which approximates the interest method. The Company utilized the proceeds from the 2024 Notes Offering, along with cash on hand, to prepay $215,000 of borrowings outstanding under the 2021 Credit Facility, as further described below. The 2024 Term Notes were funded by a combination of new and existing lenders. Borrowings from these existing lenders were accounted for as a modification of existing debt. The Company incurred approximately $3,600 of other expenses associated with this transaction that were not capitalizable. The July 2024 Loan Agreement permitted the Company, subject to certain limitations, to issue additional notes thereunder, including up to an additional $60,000 in aggregate principal, with the proceeds therefrom to be used to prepay the remaining outstanding balance under, and to terminate, the 2021 Credit Facility.
In January 2025, the Company borrowed an additional $15,000 through the issuance of additional term notes (the “January 2025 Term Notes”). The January 2025 Term Notes were issued at 97% of face value and are subject to the same terms and provisions of the July 2024 Loan Agreement, including the interest rate and maturity date thereunder, as further described below. In May 2025, the Company issued an additional $50,000, in aggregate principal, of term notes (the “May 2025 Term Notes” and, together with the January 2025 Term Notes and the July 2024 Term Notes, the “2024 Term Notes”) which proceeds were utilized, along with cash on hand, to prepay the remaining $60,000 of borrowings outstanding under the 2021 Credit Facility, as further described below. The January 2025 Term Notes and the May 2025 Term Notes were funded by existing lenders and met the criteria for modification accounting treatment. The total of the original issue discount and other capitalized direct financing fees was approximately $700 for the January 2025 Term Notes and $1,600 for the May 2025 Term Notes, which amounts will be amortized over the associated terms using the straight-line method, which approximates the interest method. The Company incurred approximately $400 of other expenses associated with the January 2025 Term Notes and $700 associated with the May 2025 Term Notes which were not capitalizable and are included within “General and administrative expenses” on the unaudited Condensed Consolidated Statements of Operations in the Financial Statements for the respective periods.
The 2024 Term Notes bear interest at a rate of 12.75% per annum, payable semi-annually in arrears on January 15 and July 15 of each year until the maturity date, commencing on January 15, 2025, unless earlier prepaid in accordance with the terms of the July 2024 Loan Agreement. In conjunction with the May 2025 Term Notes, those lenders prepaid $2,323 of accrued interest from the January 15 interest payment date through issuance, which is included within “Accounts payable and accrued liabilities” on the unaudited Condensed Consolidated Balance Sheet in the Financial Statements as of June 30, 2025. In turn, those lenders received interest for the full interest payment period that was payable on July 15, 2025. The 2024 Term Notes are irrevocably and unconditionally guaranteed, jointly and severally, on a senior secured basis by certain of the Company’s subsidiaries (the “Guarantees”). The 2024 Term Notes and the Guarantees are (i) secured, on a first lien basis, by substantially all assets of the Company and the guarantors of the 2024 Term Notes, subject to certain carveouts, and (ii) issued and governed by the July 2024 Loan Agreement.
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

Pursuant to the July 2024 Loan Agreement, the Company has agreed to comply with certain customary covenants, including, but not limited to, restrictions on the Company’s ability to: declare or pay dividends or make certain other payments; purchase, redeem, or otherwise purchase or retire for value any equity interests or any subordinated indebtedness or otherwise make any restricted investment or restricted payment; incur certain indebtedness; create certain liens; consolidate, amalgamate, merge, or transfer all or substantially all of the assets of the Company and certain restricted subsidiaries taken as a whole; enter into certain transactions with affiliates; and engage in certain types of businesses. Additionally, the July 2024 Loan Agreement provides for customary events of default which, if certain of them occur, would permit certain parties, including holders of not less than 25% in aggregate principal of the then-outstanding 2024 Term Notes to declare the principal of, and interest or premium, if any, and any other monetary obligations on, all the then-outstanding 2024 Term Notes to be due and payable immediately. In January 2025, the July 2024 Loan Agreement was amended to modify certain terms and provisions, which amended terms and provisions were not due to actual or anticipated covenant violations. The July 2024 Loan Agreement requires the Company, on a consolidated basis, to maintain liquidity, consisting of cash and/or cash equivalents plus any future revolving credit availability, as of the last day of each fiscal month, as amended, in an aggregate amount of at least $20,000, with which the Company was in compliance as of June 30, 2025. The Company is required to comply with certain other financial covenants in contemplation of certain transactions or events, such as acquisitions and other financing activities, as defined within and provided for under the July 2024 Loan Agreement, as amended.
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
The 2021 Credit Facility had a maturity date of August 27, 2025 and did not require scheduled principal amortization payments. Prepayments were permitted at any time, subject to a customary make-whole payment or prepayment penalty, as applicable. In July 2024, the Company prepaid $215,000 of borrowings outstanding under the 2021 Credit Facility (the “July 2024 Prepayment”), primarily utilizing the proceeds from the issuance of the 2024 Term Notes, as discussed above. The Company recognized, as a component of interest expense during the third quarter of 2024, a loss on extinguishment of $5,475 related to the July 2024 Prepayment, which included $3,527 of prepayment fees and the write-off of $1,948 of unamortized deferred financing costs that were attributable to those lenders who did not provide funding under the 2024 Term Notes. A total of $1,579 of prepayment fees and $1,428 of previously unamortized deferred financing costs that were associated with existing lenders remained capitalized and were deferred over the term of the 2024 Term Notes in accordance with modification treatment. A total of $943 of unamortized deferred financing costs were associated with the portion of the 2021 Credit Facility that was not prepaid and were amortized through the remaining term of those loans.
A total of $60,000 remained outstanding under the 2021 Credit Agreement following the July 2024 Prepayment and was subsequently prepaid in full in May 2025 (the “May 2025 Prepayment”) utilizing the proceeds from the May 2025 Term Notes, along with cash on hand, as further described above. In conjunction with the May 2025 Prepayment, the Company recognized a loss on extinguishment of $126, primarily consisting of unamortized deferred financing costs that were then-outstanding. Following the May 2025 Prepayment, the 2021 Credit Facility was terminated and the obligations thereunder were considered satisfied in full. Refer to Note 11, “Debt,” in the Financial Statements for additional information regarding the 2021 Credit Facility and the Company’s other debt transactions.

Cash Flows

	Six Months Ended June 30,
(in thousands)	2025	2024
Net cash provided by operating activities	$23,740	$36,154
Net cash used in investing activities	(16,436)	(18,863)
Net cash used in financing activities	(288)	(6,086)
Operating Activities
Net cash provided by operating activities decreased by $12,414 during the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. The prior year includes a benefit from tax refunds totaling approximately $17,800 and the current year reflects improvements in working capital management, including a net benefit from the collection of receivables and the timing of payments to suppliers and vendors.
Investing Activities
Net cash used in investing activities decreased by $2,427 during the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. The prior year includes the collection of a note receivable, whereas the current year benefited from lower payments associated with acquisitions.
Financing Activities
Net cash used in financing activities was $288 during the six months ended June 30, 2025, as compared to $6,086 during the six months ended June 30, 2024. The current period reflects the receipt of proceeds from the issuance of the January 2025 Term Notes and May 2025 Term Notes, net of related financing costs, largely offset by the May 2025 Prepayment and repurchases of common stock. The prior year primarily reflects the remittance of taxes withheld under equity-based compensation plans.

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
The following table summarizes the Company’s material future contractual obligations as of June 30, 2025:

(in thousands)	Commitments Due by Period
Contractual Obligations	Total	Remainder of 2025	2026 - 2027	2028 - 2029	Thereafter
Term notes(1)	$300,000	$—	$—	$300,000	$—
Fixed interest related to term notes(2)	172,178	18,968	76,500	76,710	—
Sellers’ notes(3)	22,237	11,000	11,237	—	—
Finance arrangements(4)	19,876	1,273	5,257	5,238	8,108
Operating leases(5)	610,581	19,919	81,696	85,773	423,193
Finance leases(5)	53,530	3,061	10,869	10,058	29,542
Total	$1,178,402	$54,221	$185,559	$477,779	$460,843
(1)Principal payments due under our term notes payable as of June 30, 2025. Refer to Note 11, “Debt,” in the Financial Statements for additional information.
(2)Represents fixed interest rate payments on borrowings under our term notes payable based on the principal outstanding as of June 30, 2025. Interest payments could fluctuate based on prepayments or additional amounts borrowed.
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
The table above excludes up to a total of $10,000 that we expect to fund under a research collaboration agreement associated with a prior acquisition and of which $819 was remitted during the second quarter of 2025. The remainder will be based on a percentage of annual revenue through April 2031, unless satisfied earlier. Refer to Note 15, “Commitments and Contingencies,” in the Financial Statements for additional information.
As of the date of this filing, we do not have any off-balance sheet arrangements, as defined by applicable regulations of the SEC, that have, or are reasonably likely to have, a material current or future effect on the results of our operations or financial condition, including, and without limitation, such considerations as liquidity and capital resources.
Capital Expenditures
We anticipate capital expenditures, net of tenant improvement allowances, totaling approximately $30,000 to $35,000 for 2025. Changes to this estimate could result from the timing of various project start dates, which are subject to local and regulatory approvals, as well as capital allocation considerations. Spending at our cultivation and processing facilities includes: construction; purchase of capital equipment such as extraction equipment, heating, ventilation, and air conditioning equipment, and other manufacturing equipment; general maintenance; and information technology capital expenditures. Dispensary-related capital expenditures include construction costs for the initial build-out of each location, general maintenance costs, and upgrades to existing locations.

During 2025, we expect to build out additional dispensaries across our network, including partner dispensaries. We also anticipate completing certain expansion projects across our cultivation facilities in addition to other enhancements and general maintenance activities across our portfolio. Management expects to fund capital expenditures primarily by utilizing cash flows from operations.
As of June 30, 2025, our construction in progress (“CIP”) balance was $10,539 and relates to capital spending on projects that were not yet complete. This balance includes amounts related to certain expansion projects at our New Jersey, Illinois, and Massachusetts cultivation facilities, partner dispensary build-outs, and other projects across our dispensaries and cultivation facilities.
Share Repurchase Program
In December 2024, the Company’s board of directors (the “Board”) authorized a share buyback program (the “Buyback Program”) which permits the Company to repurchase up to the lesser of: (i) 10,216 shares of the Company’s Class A common stock; and (ii) $2,250 worth of shares of Class A common stock, in the open market pursuant to a normal course issuer bid, subject to applicable legal, regulatory, and contractual requirements. The total number of shares purchased, timing of purchases, and share prices are dependent upon market conditions and business considerations, any applicable securities law requirements, CSE rules, and any determination of best use of cash available at the time. Any such shares purchased will be retired. The Buyback Program will expire on January 1, 2026, and may be suspended, terminated, or modified at any time for any reason and the Company is under no obligation to purchase any such shares for the duration of the Buyback Program. As of June 30, 2025, a total of 2,723 shares had been repurchased under the Buyback Program for an aggregate cost, inclusive of fees, of $994. As of June 30, 2025, approximately $1,256 worth of share purchases remains available under the Buyback Program. Refer to Note 12, “Stockholders’ Equity,” in the Financial Statements for additional information regarding the Company’s capital structure.
Other Matters
Equity Incentive Plans
The Company’s current stock incentive plan, as amended, (the “Amended 2021 Plan”), authorizes the issuance of options, stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”), and other stock-based awards (collectively the “2021 Plan Awards”). The Amended 2021 Plan provides for a maximum number of shares of Class A common stock available for issuance to not exceed 10% of the total number of issued and outstanding shares of Class A common stock, on a non-diluted basis, as constituted on the grant date of a plan award. As of June 30, 2025, there were 13,123 shares of Class A common stock available for grant for future awards under the Amended 2021 Plan.
During the six months ended June 30, 2025, the Company granted a total of 225 RSUs under the Amended 2021 Plan and a total of 4,075 granted are unvested as of June 30, 2025. Total unrecognized compensation cost related to the RSUs was $3,162 as of June 30, 2025, which is expected to be recognized over a weighted-average remaining period of 2.2 years.
As of June 30, 2025, a total of 3,126 stock option awards are outstanding under the Amended 2021 Plan, of which 2,841 are exercisable. No options were granted during the six months ended June 30, 2025 and none were exercised. As of June 30, 2025, the outstanding options have a remaining weighted-average contractual life of 2.4 years and total unrecognized compensation cost related to unvested options was $145, which is expected to be recognized over a weighted-average remaining period of 1.4 years. In July 2025, the Company granted a total of 9,942 of stock options with an exercise price of $0.35, of which 12.5% vested on the grant date and the remaining vest quarterly over a two-year period.

During the three months ended June 30, 2025 and 2024, the Company recognized $124 and $3,179, respectively, of equity-based compensation expense within “General and administrative expenses” on the unaudited Condensed Consolidated Statements of Operations in the Financial Statements and recognized $1,302 and $6,547, respectively, within “Cost of goods sold.” During the six months ended June 30, 2025 and 2024, the Company recognized $502 and $9,648, respectively, of expense within “General and administrative expenses” and $1,302 and $6,547, respectively, within “Cost of goods sold.”
In July 2021, the Company adopted an employee stock purchase plan (the “2021 ESPP”), pursuant to which 4,000 shares of Class A common stock are reserved for issuance thereunder, subject to certain adjustments and other terms. As of June 30, 2025, no shares have been issued under the 2021 ESPP.
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
Pending Transactions
In February 2025, Non-Core Partnership One entered into a definitive agreement through which it anticipates acquiring two adult-use dispensaries, subject to certain closing conditions, including regulatory approval which had not been received as of June 30, 2025. Total cash consideration for this transaction is $7,850, subject to certain closing adjustments, including the settlement of a note outstanding, and of which $250 was paid at signing. This transaction also provides for an earn-out payment, payable in cash, in an amount equal to the lesser of $2,000 or three times the Annual EBITDA (as defined) during the one-year period following closing. Refer to Note 8, “Variable Interest Entities,” in the Financial Statements for additional information.
In April 2025, the Company entered into a definitive agreement pursuant to which the Company proposes to exchange its Ohio cultivation license and facility and related assets (the “Ohio Cultivation Assets”) for an entity that anticipates obtaining an adult-use license in New Jersey and $1,000 of cash consideration. Pursuant to this definitive agreement, the Company also proposes to acquire an entity in Ohio that owns and operates a dispensary in Ohio in exchange for a conditional dispensary license that the Company expects to receive, plus an additional $1,000 of cash consideration. This transaction is subject to certain closing conditions, including regulatory approvals. The Ohio Cultivation Assets were being contemplated for sale in this specific transaction with this specific buyer and the Company determined the Ohio Cultivation Assets do not meet the criteria to be classified as held-for-sale as of June 30, 2025. The total of the Ohio Cultivation Assets was approximately $8,800 as of June 30, 2025, including $4,000 of intangible assets, net, $3,000 of goodwill, $1,200 of inventory, and $300 of property and equipment, net.

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
As reflected in the Financial Statements, the Company had an accumulated deficit as of June 30, 2025 and December 31, 2024, as well as a net loss for the six months ended June 30, 2025 and 2024, which are indicators that raise substantial doubt of our ability to continue as a going concern. Management believes that substantial doubt of our ability to continue as a going concern for at least one year from the issuance of our Financial Statements has been alleviated due to the cash balance on hand and the generation of positive net cash provided by operating activities. Management plans to continue to access capital markets for additional funding through debt and/or equity financings to supplement future cash needs, as may be required. However, management cannot provide any assurances that we will be successful in accomplishing our business plans. If we are unable to raise additional capital on favorable terms, if at all, whenever necessary, we may be forced to decelerate or curtail certain of our operations until such time as additional capital becomes available.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
There have been no sales of unregistered securities during the quarter ended June 30, 2025, and from the period from July 1, 2025 to the filing date of this report, which have not been previously disclosed in a prior Quarterly Report on Form 10-Q or Current Report on Form 8-K.
In the second quarter of 2025, we purchased shares of our Class A common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share (including fees)	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares That May Yet Be Purchased Under Out Share Repurchase Plans (in thousands)(1)(2)
April 1 through April 30	781,000	$0.35	781,000	$1,631
May 1 through May 31	595,619	$0.33	595,619	$1,433
June 1 through June 30	555,500	$0.32	555,500	$1,256
	1,932,119		1,932,119
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5. OTHER INFORMATION.
Securities Trading Plans of Directors and Executive Officers
During the three months ended June 30, 2025, none of our executive officers or directors adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

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

Ascend Wellness Holdings, Inc.

August 7, 2025	/s/ Samuel Brill
Samuel Brill Chief Executive Officer (Principal Executive Officer)

August 7, 2025	/s/ Roman Nemchenko
Roman Nemchenko Chief Financial Officer (Principal Financial Officer)