Form 10-Q
period 2025-09-30
Ascend Wellness Holdings, Inc.
filed 2025-11-10
CIK 1756390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 6, 2025, there were 202,269,004 shares of the registrant’s Class A common stock, par value $0.001, and 65,000 shares of the registrant’s Class B common stock, par value $0.001, outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.
ASCEND WELLNESS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except per share amounts)	September 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$87,272	$88,254
Accounts receivable, net	28,846	36,542
Inventory	82,681	89,552
Notes receivable	285	4,100
Other current assets	10,130	10,928
Total current assets	209,214	229,376
Property and equipment, net	288,903	260,461
Operating lease right-of-use assets	122,259	139,067
Intangible assets, net	206,865	205,502
Goodwill	57,780	49,599
Other noncurrent assets	15,341	16,426
TOTAL ASSETS	$900,362	$900,431

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$58,104	$59,435
Current portion of debt, net	25,302	73,881
Operating lease liabilities, current	4,813	5,469
Income taxes payable	2,452	696
Other current liabilities	5,333	5,060
Total current liabilities	96,004	144,541
Long-term debt, net	343,749	234,542
Operating lease liabilities, noncurrent	243,253	267,221
Deferred tax liabilities, net	18,740	23,439
Other non-current liabilities	196,038	158,887
Total liabilities	897,784	828,630
Commitments and contingencies (Note 15)
Stockholders' Equity
Preferred stock, $0.001 par value per share; 10,000 shares authorized, none issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Class A common stock, $0.001 par value per share; 750,000 shares authorized; 202,547 and 204,961 shares issued and outstanding at September 30, 2025 and December 31, 2024	202	205
Class B common stock, $0.001 par value per share, 100 shares authorized; 65 issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Additional paid-in capital	471,399	471,129
Accumulated deficit	(469,846)	(400,356)
Equity of Ascend Wellness Holdings, Inc. common stockholders	1,755	70,978
Non-controlling interests	823	823
Total stockholders' equity	2,578	71,801
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$900,362	$900,431
The accompanying notes are an integral part of the condensed consolidated financial statements.

ASCEND WELLNESS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2025	2024	2025	2024
Revenue, net	$124,734	$141,647	$380,035	$425,593
Cost of goods sold	(81,133)	(97,918)	(255,481)	(288,254)
Gross profit	43,601	43,729	124,554	137,339
Operating expenses
General and administrative expenses	44,926	46,146	124,395	138,703
Operating (loss) profit	(1,325)	(2,417)	159	(1,364)

Other (expense) income
Interest expense	(12,562)	(16,481)	(35,810)	(33,554)
Other, net	341	409	1,302	1,098
Total other expense	(12,221)	(16,072)	(34,508)	(32,456)
Loss before income taxes	(13,546)	(18,489)	(34,349)	(33,820)
Income tax expense	(12,279)	(9,767)	(35,141)	(34,383)
Net loss	$(25,825)	$(28,256)	$(69,490)	$(68,203)

Net loss per share attributable to Class A and Class B common stockholders — basic and diluted	$(0.13)	$(0.13)	$(0.34)	$(0.32)
Weighted-average common shares outstanding — basic and diluted	202,970	214,290	203,943	212,134

The accompanying notes are an integral part of the condensed consolidated financial statements.

ASCEND WELLNESS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Nine Months Ended September 30, 2025
	Class A and Class B Common Stock		Attributable to Ascend Wellness Holdings, Inc. Common Stockholders
(in thousands)	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity	Non- Controlling Interests	Total
December 31, 2024	205,026	$205	$471,129	$(400,356)	$70,978	$823	$71,801
Vesting of equity-based payment awards	1,383	1	(1)	—	—	—	—
Taxes withheld under equity-based compensation plans, net	(392)	—	(127)	—	(127)	—	(127)
Equity-based compensation expense	—	—	628	—	628	—	628
Repurchase of common stock	(791)	(1)	(344)	—	(345)	—	(345)
Net loss	—	—	—	(19,258)	(19,258)	—	(19,258)
March 31, 2025	205,226	$205	$471,285	$(419,614)	$51,876	$823	$52,699
Vesting of equity-based payment awards	13	—	—	—	—	—	—
Equity-based compensation expense	—	—	511	—	511	—	511
Repurchase of common stock	(1,932)	(2)	(647)	—	(649)	—	(649)
Net loss	—	—	—	(24,407)	(24,407)	—	(24,407)
June 30, 2025	203,307	$203	$471,149	$(444,021)	$27,331	$823	$28,154
Vesting of equity-based payment awards	140	—	—	—	—	—	—
Taxes withheld under equity-based compensation plans, net	(47)	—	(31)	—	(31)	—	(31)
Equity-based compensation expense	—	—	806	—	806	—	806
Repurchase of common stock	(959)	(1)	(585)	—	(586)	—	(586)
Exercise of stock options	171	—	60	—	60	—	60
Net loss	—	—	—	(25,825)	(25,825)	—	(25,825)
September 30, 2025	202,612	$202	$471,399	$(469,846)	$1,755	$823	$2,578

The accompanying notes are an integral part of the condensed consolidated financial statements.

ASCEND WELLNESS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Nine Months Ended September 30, 2024
	Class A and Class B Common Stock		Attributable to Ascend Wellness Holdings, Inc. Common Stockholders
(in thousands)	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity	Non- Controlling Interests	Total
December 31, 2023	206,875	$207	$458,027	$(315,362)	$142,872	$—	$142,872
Vesting of equity-based payment rewards	7,053	7	(7)	—	—	—	—
Taxes withheld under equity-based compensation plans, net	(2,433)	(2)	(3,481)	—	(3,483)	—	(3,483)
Equity-based compensation expense	—	—	13,554	—	13,554	—	13,554
Recognition of non-controlling interests	—	—	—	—	—	1,050	1,050
Net loss	—	—	—	(18,163)	(18,163)	—	(18,163)
March 31, 2024	211,495	$212	$468,093	$(333,525)	$134,780	$1,050	$135,830
Vesting of equity-based payment awards	3,712	4	(4)	—	—	—	—
Taxes withheld under equity-based compensation plans, net	(1,387)	(1)	(1,786)	—	(1,787)		(1,787)
Equity-based compensation expense	—	—	5,284	—	5,284	—	5,284
Net loss	—	—	—	(21,784)	(21,784)	—	(21,784)
June 30, 2024	213,820	$215	$471,587	$(355,309)	$116,493	$1,050	$117,543
Vesting of equity-based payment awards	529	—	—	—	—	—	—
Taxes withheld under equity-based compensation plans, net	(144)	—	(131)	—	(131)	—	(131)
Equity-based compensation expense	—	—	(195)	—	(195)	—	(195)
Exercise of stock options	206	—	175	—	175	—	175
Distributions to non-controlling interests	—	—	—	—	—	(227)	(227)
Net loss	—	—	—	(28,256)	(28,256)	—	(28,256)
September 30, 2024	214,411	$215	$471,436	$(383,565)	$88,086	$823	$88,909
The accompanying notes are an integral part of the condensed consolidated financial statements.

ASCEND WELLNESS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
(in thousands)	2025	2024
Cash flows from operating activities
Net loss	$(69,490)	$(68,203)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	53,001	48,689
Amortization of operating lease assets	1,553	1,451
Non-cash interest expense	3,918	6,380
Equity-based compensation expense	1,945	15,805
Deferred income taxes	(8,724)	(10,177)
Loss (gain) on sale of assets	55	(11)
Other	14,307	11,765
Changes in operating assets and liabilities, net of effects of acquisitions
Accounts receivable	6,098	(10,477)
Inventory	(7,784)	(4,760)
Other current assets	319	1,186
Other noncurrent assets	(90)	(759)
Accounts payable and accrued liabilities	(8,701)	(5,079)
Other current liabilities	(1,142)	(148)
Lease liabilities	(2,682)	(1,767)
Income taxes payable	39,154	54,231
Net cash provided by operating activities	21,737	38,126
Cash flows from investing activities
Additions to capital assets	(19,115)	(17,510)
Investments in notes receivable	(285)	(600)
Collection of notes receivable	4,345	8,345
Proceeds from sale of assets	27	11
Acquisition of businesses, net of cash acquired	(9,445)	(9,800)
Purchase of intangible assets	(4,500)	(10,450)
Net cash used in investing activities	(28,973)	(30,004)
Cash flows from financing activities
Proceeds from issuance of debt	72,412	217,413
Repayments of debt	(61,962)	(215,786)
Debt issuance costs	(462)	(6,658)
Repayments under finance leases	(1,395)	(366)
Taxes withheld under equity-based compensation plans, net	—	(5,060)
Repurchase of common stock	(1,580)	—
Proceeds from the exercise of stock options	60	175
Payment of contingent consideration	(819)	(4,842)
Distributions to non-controlling interests	—	(227)
Net cash provided by (used in) financing activities	6,254	(15,351)
Net decrease in cash, cash equivalents, and restricted cash	(982)	(7,229)
Cash, cash equivalents, and restricted cash at beginning of period	88,254	72,508
Cash, cash equivalents, and restricted cash at end of period	$87,272	$65,279

The accompanying notes are an integral part of the condensed consolidated financial statements.

ASCEND WELLNESS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED, UNAUDITED)

	Nine Months Ended September 30,
(in thousands)	2025	2024
Supplemental Cash Flow Information
Interest paid	$36,431	$15,460
Income tax (refunds) payments, net	4,713	(9,671)

Non-cash investing and financing activities
Capital expenditures incurred but not yet paid	$3,822	$2,981
Taxes withheld under equity-based compensation plans, net	299	953
Financing costs incurred but not yet paid	21	535
Non-controlling interest recognized upon initial consolidation of variable interest entities	—	1,050
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
2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with (i) United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information, and (ii) the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of our management, our unaudited condensed consolidated financial statements and accompanying notes (the “Financial Statements”) include all normal recurring adjustments that are necessary for the fair statement of the interim periods presented. Interim results of operations are not necessarily indicative of results for the full year, or any other period. The Financial Statements should be read in conjunction with our audited consolidated financial statements (and notes thereto) in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “Annual Report”), as filed with the United States Securities and Exchange Commission (“SEC”) and with the relevant Canadian securities regulatory authorities under its profile on the System for Electronic Document Analysis and Retrieval Plus (“SEDAR+”). Except as noted below, there have been no material changes to the Company’s significant accounting policies and estimates during the nine months ended September 30, 2025.
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

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

Liquidity
As reflected in the Financial Statements, the Company had an accumulated deficit as of September 30, 2025 and December 31, 2024, as well as a net loss for the nine months ended September 30, 2025 and 2024, which are indicators that raise substantial doubt of our ability to continue as a going concern. Management believes that substantial doubt of our ability to continue as a going concern for at least one year from the issuance of these Financial Statements has been alleviated due to the cash balance on hand and the generation of positive net cash provided by operating activities. Management plans to continue to access capital markets for additional funding through debt and/or equity financings to supplement future cash needs, as may be required. However, management cannot provide any assurances that the Company will be successful in accomplishing its business plans. If the Company is unable to raise additional capital whenever necessary, it may be forced to decelerate or curtail certain of its operations until such time as additional capital becomes available.
Reclassifications
Certain prior year amounts in the notes to the consolidated financial statements have been reclassified to conform with our current period presentation. These changes had no impact on our previously reported net loss.
Cash and Cash Equivalents and Restricted Cash
As of September 30, 2025 and December 31, 2024, we did not hold significant restricted cash or cash equivalents.
Fair Value of Financial Instruments
During the nine months ended September 30, 2025 and 2024, we had no transfers of assets or liabilities between any of the hierarchy levels.
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
Basic EPS is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects potential dilution and is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period increased by the number of additional common shares that would have been outstanding if all potential common shares had been issued and were dilutive. However, potentially dilutive securities are excluded from the computation of diluted EPS to the extent that their effect is anti-dilutive. Potential dilutive securities include incremental shares of common stock issuable upon the exercise of warrants, unvested restricted stock awards, unvested restricted stock units, and outstanding stock options, as applicable. At September 30, 2025 and 2024, 19,640 and 15,273 shares of common stock equivalents, respectively, were excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive.

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

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

Financial Instruments – Credit Losses
In July 2025, the FASB issued ASU 2025-05, Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This update provides all entities with a practical expedient to assume that current conditions as of the balance sheet date do not change for the remaining life of the assets when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606. This guidance is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. We are currently evaluating the impact of this update on our consolidated financial statements and disclosures thereto.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Retail revenue	$83,784	$93,599	$254,595	$281,882
Third-party wholesale revenue	40,950	48,048	125,440	143,711
Total revenue, net	$124,734	$141,647	$380,035	$425,593
The liability related to the loyalty program we offer dispensary customers at certain locations was $1,598 and $1,394 at September 30, 2025 and December 31, 2024, respectively, and is included within “Other current liabilities” on the unaudited Condensed Consolidated Balance Sheets. The Company recorded $2,116 and $2,119 in allowance for doubtful accounts as of September 30, 2025 and December 31, 2024, respectively. Write-offs were not significant during the three and nine months ended September 30, 2025 and 2024.

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
2025 Acquisitions
Midwest Partnership Dispensary Three
In January 2025, a consolidated VIE of the Company (Midwest Partnership One, as defined in Note 8, “Variable Interest Entities”) entered into a definitive agreement to acquire an entity that owns and operates an adult-use dispensary (“Midwest Partnership Dispensary Three”), which agreement is subject to regulatory approval. The parties also entered into a management services agreement (“MSA”) pursuant to which Midwest Partnership One will provide certain management and advisory services for a set fee. This MSA became effective in March 2025, following regulatory approval, and will remain in place until the definitive agreement receives regulatory approval and the underlying transaction closes. Based on the provisions of this MSA, Midwest Partnership One obtained operational and financial influence over Midwest Partnership Dispensary Three and therefore recognized the transaction as a business combination as of the March 2025 regulatory approval date of this MSA. Refer to Note 8, “Variable Interest Entities,” for additional information regarding the Company’s VIEs.
Total cash consideration for the Midwest Partnership Dispensary Three transaction is $1,667, of which $833 was paid upon the regulatory approval of the MSA and the remainder is due at final closing, subject to certain closing adjustments. This agreement also provides for an earn-out payment, to be paid in cash, based on 3.2-times EBITDA (as defined) that is achieved during a specified twelve-month period, less the purchase price. The initial fair value estimate of $1,600 for this earn-out was determined utilizing an income approach based on a probability-weighted estimate of the future payment discounted using the Company’s estimated incremental borrowing rate and is classified within Level 3 of the fair value hierarchy. As of September 30, 2025, the estimate fair value of this earn-out was $1,750, which is included within “Accounts payable and accrued liabilities” on the unaudited Condensed Consolidated Balance Sheet as of that date and the change in fair value of $60 and $150 is included within “General and administrative expenses” on the unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2025, respectively.
Midwest Partnership Dispensary Four
In January 2025, Midwest Partnership One entered into a definitive agreement to acquire an entity that owns and operates an adult-use dispensary (“Midwest Partnership Dispensary Four”), which agreement is subject to regulatory approval. The parties also entered into an MSA under which Midwest Partnership One will provide management and advisory services for a set fee. This MSA became effective in May 2025, following its regulatory approval, and will remain in place until the definitive agreement receives regulatory approval and the underlying transaction closes. Based on the provisions of this MSA, the Midwest Partnership One obtained operational and financial influence over Midwest Partnership Dispensary Four and therefore recognized the transaction as a business combination as of the May 2025 regulatory approval date of this MSA. Refer to Note 8, “Variable Interest Entities,” for additional information regarding the Company’s VIEs.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

Total cash consideration for the Midwest Partnership Dispensary Four transaction is $3,333, of which $1,667 was paid upon the regulatory approval of the MSA and the remainder will be due at final closing, subject to certain closing adjustments. This agreement also provides for an earn-out payment, to be paid in cash, based on 3.2-times EBITDA (as defined) that is achieved during a specified twelve-month period, less the purchase price. The initial fair value estimate of $1,900 for this earn-out was determined utilizing an income approach based on a probability-weighted estimate of the future payment discounted using the Company’s estimated incremental borrowing rate and is classified within Level 3 of the fair value hierarchy. As of September 30, 2025, the estimated fair value of this earn-out was $2,000, which is included within “Other non-current liabilities” on the unaudited Condensed Consolidated Balance Sheet as of that date and the change in fair value of $100 is included within “General and administrative expenses” on the unaudited Condensed Consolidated Statements of Operations for each of the three and nine months ended September 30, 2025.
Northeast Partnership Dispensary One
In May 2025, Northeast Partnership Three (as defined in Note 8, “Variable Interest Entities”) entered into a definitive agreement to acquire an adult-use dispensary (the “Northeast Partnership Dispensary One”). The parties also entered into a consulting agreement under which Northeast Partnership Three will provide management and advisory services for a set fee. This consulting agreement became effective in June 2025 and will remain in place until regulatory approval of the definitive agreement is received and the underlying transaction thereby closes. Based on the provisions of this consulting agreement, Northeast Partnership Three obtained operational and financial influence over Northeast Partnership Dispensary One and therefore recognized the transaction as a business combination as of the June 2025 effective date of this consulting agreement. Refer to Note 8, “Variable Interest Entities,” for additional information regarding the Company’s VIEs. Total cash consideration for Northeast Partnership Dispensary One is $3,250, of which $813 was paid at signing and the remainder will be due at final closing, subject to certain closing adjustments.
Northeast Partnership Dispensaries Two and Three
In September 2025, Northeast Partnership Three (as defined in Note 8, “Variable Interest Entities”) acquired an entity that owns and operates two adult-use dispensaries (“Northeast Partnership Dispensaries Two and Three”), which transaction was completed pursuant to a definitive agreement that was signed in February 2025 and was subject to certain closing conditions, including regulatory approval of the underlying transaction which was received prior to closing. The purchase price consists of $7,850 of cash consideration, adjusted for certain working capital amounts with an initial estimate of $1,040 that will be finalized per the underlying transaction terms. Total consideration also includes $1,598 of other pre-acquisition amounts that are anticipated to be reflected in the final working capital adjustment. The total cash consideration included the settlement of $4,779 related to an outstanding note with a principal balance of $4,100 and associated interest. Of the remaining total cash consideration, $250 was paid at signing and $1,541 was paid at closing. The remainder is due on the one-year anniversary of closing and is subject to final working capital adjustments. This transaction also provides for an earn-out payment, payable in cash, in an amount equal to the lesser of $2,000 or three times the Annual EBITDA (as defined) during the one-year period following closing. The initial fair value estimate of $1,800 for this earn-out was determined utilizing an income approach based on a probability-weighted estimate of the future payment discounted using the Company’s estimated incremental borrowing rate and is classified within Level 3 of the fair value hierarchy. As of September 30, 2025, the estimated fair value of this earn-out is included within “Other non-current liabilities” on the unaudited Condensed Consolidated Balance Sheet.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

Preliminary Purchase Price Allocations
The following table summarizes the preliminary purchase price allocations for the transactions described above, which remains preliminary as management refines certain estimates during the respective measurement periods:

(in thousands)	Midwest Partnership Dispensary Three	Midwest Partnership Dispensary Four	Northeast Partnership Dispensary One	Northeast Partnership Dispensaries Two and Three
Assets acquired (liabilities assumed):
Cash	$65	$30	$7	$336
Inventory	72	45	95	886
Other current assets	30	46	8	—
Property and equipment(1)	867	2,298	1,150	3,734
Other assets	15	10	—	407
License(2)	1,250	1,920	1,180	4,276
Goodwill(3)	1,396	1,153	1,028	3,664
Accounts payable and accrued liabilities	(428)	(269)	(218)	(691)
Other current liabilities	—	—	—	(324)
Net assets acquired	$3,267	$5,233	$3,250	$12,288

Consideration transferred:
Cash(4)	$1,667	$3,333	$3,250	$8,890
Fair value of contingent consideration	1,600	1,900	—	1,800
Settlement of pre-acquisition amounts	—	—	—	1,598
Total consideration	$3,267	$5,233	$3,250	$12,288
(1)The amounts related to Midwest Partnership Dispensary Three, Midwest Partnership Dispensary Four, and Northeast Partnership Dispensary One consist of leasehold improvements. The amount for Northeast Partnership Dispensaries Two and Three consists of $3,682 of leasehold improvements and $52 of furniture, fixtures, and equipment.
(2)The amortization period for the acquired licenses is 10 years. During the nine months ended September 30, 2025, we refined certain estimates related to the fair value of the Midwest Partnership Dispensary Three acquired license, resulting in a measurement period purchase accounting adjustment that reduced the value by $710, with a related impact to goodwill. During the three months ended September 30, 2025, we refined certain estimates related to the fair value of the Northeast Partnership Dispensary One acquired license, resulting in a measurement period accounting adjustment that reduced the value by $120, with a related impact to goodwill.
(3)Goodwill is largely attributable to the value expected to be obtained from long-term business growth and buyer-specific synergies. Goodwill is largely not deductible for tax purposes under the limitations under Internal Revenue Code (“IRC”) Section 280E; see Note 14, “Income Taxes,” for additional information.
(4)Of the total cash consideration, $833 was paid in March 2025 for the Midwest Partnership Dispensary Three transaction, $1,667 was paid in May 2025 for the Midwest Partnership Dispensary Four transaction and $813 was paid upon signing in May 2025 for the Northeast Partnership Dispensary One transaction. A deposit of $250 was paid at signing for the Northeast Partnership Dispensaries Two and Three transaction, $1,541 was paid at closing in September 2025, and $4,779 was utilized to settle an outstanding note receivable and associated interest. The remainder of each respective total consideration amount is included as a sellers’ note as a component of debt; refer to Note 11, “Debt” for additional information.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

Midwest Partnership One has also agreed to assume the lease for the associated locations and recognized a total finance lease liability and ROU asset of $767 related to Midwest Partnership Dispensary Three and $653 for Midwest Partnership Dispensary Four as of the respective effective dates. Northeast Partnership Three has agreed to assume certain leases associated with its transactions and recognized a finance lease liability and ROU asset of $679 associated with the Northeast Partnership Dispensary One transaction and finance lease liabilities and ROU assets totaling $5,699 associated with the Northeast Partnership Dispensaries Two and Three transaction. Refer to Note 10, “Leases,” for additional information regarding the Company’s leases. Direct transaction costs for these transactions were not material.
Financial and Pro Forma Information
The following table summarizes the revenue and net (loss) income related to the acquisitions described above that are included in our consolidated results from the respective effective dates, as applicable.

	Three Months Ended September 30, 2025
(in thousands)	Midwest Partnership Dispensary Three	Midwest Partnership Dispensary Four	Northeast Partnership Dispensary One	Northeast Partnership Dispensaries Two and Three
Revenue, net	$867	$963	$1,470	$248
Net (loss) income	(214)	(163)	286	(64)

	Nine Months Ended September 30, 2025
(in thousands)	Midwest Partnership Dispensary Three	Midwest Partnership Dispensary Four	Northeast Partnership Dispensary One	Northeast Partnership Dispensaries Two and Three
Revenue, net	$1,769	$1,214	$1,895	$248
Net (loss) income	(398)	(235)	262	(64)
Pro forma financial information is not presented for these acquisitions, as such results are immaterial, individually and in aggregate, to both the current and prior periods.
2024 Acquisition
Effective in April 2024, Midwest Partnership One acquired two dispensaries in the greater Chicago, Illinois area (the “2024 Midwest Partner Dispensaries”). The parties entered into interim MSAs pursuant to which Midwest Partnership One will advise on certain business, operational, and financial matters for a monthly fee while the parties finalize asset purchase agreements to acquire the underlying dispensaries (the “2024 Midwest MSAs”). The total purchase price of approximately $10,000 of cash consideration is subject to certain closing adjustments. An initial deposit of $1,500 was remitted during the three months ended March 31, 2024. The remainder of $8,500 was remitted to escrow during the three months ended June 30, 2024 and remained in escrow as of September 30, 2025. The asset purchase agreements in respect of the 2024 Midwest Partner Dispensaries are subject to regulatory review and approval. Based on the provisions of the 2024 Midwest MSAs, the third party obtained operational and financial influence over the dispensaries and therefore recognized the transaction as a business combination as of the April 2024 regulatory approval date of the 2024 Midwest MSAs. Refer to Note 8, “Variable Interest Entities,” for additional information regarding the Company’s VIEs.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

The following table summarizes the purchase price allocation of the 2024 Midwest Partner Dispensaries.

(in thousands)
Assets acquired (liabilities assumed):
Property and equipment(1)	$1,525
Other assets	76
Licenses(2)	5,270
Goodwill(3)	3,201
Accounts payable and accrued liabilities	(72)
Net assets acquired	$10,000
(1)Consists of leasehold improvements of $1,398 and furniture, fixtures, and equipment of $127.
(2)The amortization period for acquired licenses is 10 years. During the nine months ended September 30, 2025, certain estimates related to the fair value of the acquired licenses were refined, resulting in a measurement period purchase accounting adjustment that reduced the value by $940, with a related impact to goodwill.
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
Our consolidated results of operations for the three and nine months ended September 30, 2025 include $3,208 and $9,774, respectively, of net revenue and $141 and $386 of net income, respectively, related to the 2024 Midwest Partner Dispensaries. The associated net revenue for the three and nine months ended September 30, 2024 was $1,323 and $1,435, respectively, and the related net loss was $160 and $493, respectively. Pro forma financial information is not presented, as such results are immaterial to both the current and prior periods.
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

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

2025 Asset Acquisitions
In December 2024, Midwest Partnership One entered into a definitive agreement to acquire the membership interests of an entity that anticipates receiving two adult-use licenses, which agreement is subject to regulatory approval. In conjunction with this definitive agreement, the parties entered into certain management services agreements under which Midwest Partnership One will provide certain management and advisory services for a set fee. These management services agreements were subject to regulatory review and approval, which was received in February 2025. Based on the provisions of the agreements, Midwest Partnership One obtained operational and financial influence over the underlying entity and therefore recognized the transaction as an asset acquisition as of the February 2025 regulatory approval date of these MSAs. Total cash consideration for this transaction may be up to $4,000, subject to certain closing adjustments, and was allocated to the licenses acquired as of the effective date. Of the total consideration, $1,000 was paid at signing in December 2024 and is included within “Other non-current assets” on the unaudited Condensed Consolidated Balance Sheet as of December 31, 2024. A total of up to $1,500 is expected to be paid upon opening of the associated dispensary locations and a total of up to $1,500 is expected be paid upon final closing of the associated transaction. The total of these payments is included as a sellers’ note; refer to Note 11, “Debt.” Additionally, the Company recorded an acquisition-related deferred tax liability of $1,755, which was allocated to the license as additional cost basis as of the effective date. Refer to Note 8, “Variable Interest Entities,” for additional information regarding the Company’s VIEs, including Midwest Partnership One.
In January 2025, Midwest Partnership One entered into a definitive agreement to acquire a conditional adult-use license, which agreement is subject to regulatory approval. Total cash consideration for this transaction is $1,900, to be paid at final closing and subject to certain closing adjustments. In October 2025, the parties amended the definitive agreement to, among other provisions, reduce the total cash consideration by $150 and advance $450 at that time. In conjunction with this definitive agreement, the parties entered into certain MSAs under which Midwest Partnership One will provide certain management and advisory services for a set fee. The parties also entered into a working capital loan and security agreement, under which Midwest Partnership One may loan up to $3,650 for the build-out of the associated dispensary, which loan has a five year maturity, if not otherwise settled, bears interest at a rate of 12.5% per annum, and provides for a default interest penalty of an additional 6.0% and a repayment fee of 10.0%. Based on the provisions of the MSAs and working capital loan, Midwest Partnership One obtained operational and financial influence over the underlying assets as of the February 2025 regulatory approval date of the MSAs. As such, this transaction was accounted for as an asset acquisition as of that date and the total consideration was allocated as the cost of the license acquired. The payment due at closing is included as a sellers’ note; refer to Note 11, “Debt.” The associated dispensary opened in May 2025 and the Company anticipates that closing of the transaction may occur in the first half of 2026. Refer to Note 8, “Variable Interest Entities,” for additional information regarding the Company’s VIEs, including the Midwest Partnership One.
In August 2025, the Company acquired a conditional adult-use license for $2,000 of cash consideration. this transaction was accounted for as an asset acquisition as of the effective date and the total cash consideration was allocated as the cost of the license acquired. Of the total cash consideration, $1,000 was paid to the seller as of the effective date and the remainder was remitted to escrow, to be released to the seller upon regulatory approval of the underlying license transfer, which remains pending. The Company also assumed the lease for the associated dispensary location which had a lease liability and ROU asset of $1,710 as of the effective date and is classified as a finance lease; refer to Note 10, “Leases,” for additional information regarding the Company’s leases. Additionally, the Company recorded an acquisition-related deferred tax liability of $878, which was allocated to the license as additional cost basis as of the effective date. Direct transaction costs were not material.

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
The Company determined that the Detroit License Holder is a VIE and the Company became the primary beneficiary as of the closing date; therefore, the Detroit License Holder is consolidated as a VIE. Management applied the acquisition method discussed above and allocated the total estimated fair value of the transaction consideration of $1,140 as the estimated fair value of the license. This total consisted of the fair value of the cash consideration of $850 plus the initial estimated fair value of the contingent consideration of $290, which was determined utilizing an income approach based on a probability-weighted estimate of the future payment discounted using the Company’s estimated incremental borrowing rate and is classified within Level 3 of the fair value hierarchy. The estimated fair value of the contingent consideration was $330 and $300 as of September 30, 2025 and December 31, 2024, respectively, which amounts are included within “Other non-current liabilities” on the unaudited Condensed Consolidated Balance Sheets as of each date and which change is included within “General and administrative expenses” on the unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2025. During the nine months ended September 30, 2025, the Company recorded an acquisition-related deferred tax liability of $500, which was allocated to the license as additional cost basis. The Company determined the fair value of any non-controlling interest is de minimis. Refer to Note 8, “Variable Interest Entities,” for additional information regarding the Company’s VIEs.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

Previous Asset Acquisitions
Ohio Patient Access
On August 12, 2022, the Company entered into a definitive agreement (the “Ohio Agreement”) that provided the Company the option to acquire 100% of the equity of Ohio Patient Access LLC (“OPA”), the holder of a license that grants it the right to operate three medical dispensaries in Ohio. The Ohio Agreement was subject to regulatory review and approval and, once received, the Company could exercise the option, the exercise of which was solely within the Company’s control. Under the Ohio Agreement, the Company would also acquire the real property of the three dispensary locations.
In conjunction with the Ohio Agreement, the parties entered into a support services agreement under which the Company would provide management and advisory services to OPA for a set monthly fee until such time as the underlying transaction closes. The parties also entered into a working capital loan agreement under which the Company may, at its full discretion, loan OPA up to $10,000 for general working capital needs. OPA had not yet commenced operations as of the signing date, but subsequently opened two dispensaries in December 2023 and a third in January 2024. The Company determined OPA was a VIE and the Company became the primary beneficiary as of the signing date; therefore, OPA was consolidated as a VIE as of the initial signing date. To account for the initial consolidation of OPA, management applied the acquisition method discussed above.
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
The total estimated fair value of the transaction consideration was determined to be $24,132, which consisted of the fair value of the cash consideration of $19,290 plus the initial estimated fair value of the contingent consideration of $4,842 that was determined utilizing an income approach based on a probability-weighted estimate of the future payment discounted using the Company’s estimated incremental borrowing rate and was classified within Level 3 of the fair value hierarchy. Of the total cash consideration, $11,300 was funded at signing pursuant to note agreements and a total of $11,000 was due at final closing (the “OPA Sellers’ Note”); refer to Note 11, “Debt,” for additional information.
The license intangible asset acquired was determined to have an estimated fair value of $21,684 and the three properties had an estimated fair value of $2,448, which was determined using a market approach based on the total transaction consideration. The license is being amortized in accordance with the Company’s policy following the commencement of operations. During the third quarter of 2023, the Company recorded an acquisition-related deferred tax liability of $9,516, which was allocated to the estimated fair value of the license. The Company determined the fair value of any non-controlling interest is de minimis. Refer to Note 8, “Variable Interest Entities,” for additional information regarding the Company’s VIEs.
As initially provided by the Ohio Agreement, the Company had the right to exercise the option to acquire OPA until the fifth anniversary of the agreement date, but this was subsequently amended in June 2024 so that such option would expire on March 22, 2026. The June 2024 amendments to the Ohio Agreement also incorporated certain provisions regarding evolving regulations in Ohio, including that the Company will receive two additional adult-use licenses that are expected to be awarded to OPA. In July 2025, the Company entered into certain amendments related to the Ohio Agreement that, among other provisions, permitted the Company to acquire the real property of the dispensary locations in advance of the license ownership transfer and paid the sellers $2,000 of the OPA Sellers’ Note at that time. Effective on August 5, 2025, the Company acquired the entity that holds the real property. In September 2025, the Company notified the sellers that it was exercising the option to acquire OPA. The related transaction closed in October 2025 and $7,000 of the OPA Sellers’ Note was paid at that time. Subsequent to closing, OPA is no longer considered a VIE and is consolidated as a wholly-owned subsidiary. The remaining $2,000 of total transaction consideration will be remitted upon the final transfer of each of the two additional licenses, which is expected to occur after each of the related dispensary locations open.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

5. INVENTORY
The components of inventory are as follows:

(in thousands)	September 30, 2025	December 31, 2024
Materials and supplies	$10,436	$12,239
Work in process	33,661	39,602
Finished goods	38,584	37,711
Total	$82,681	$89,552
Total compensation expense capitalized to inventory was $17,939 and $19,566 during the three months ended September 30, 2025 and 2024, respectively, and $53,028 and $58,539 during the nine months ended September 30, 2025 and 2024, respectively. At September 30, 2025 and December 31, 2024, $12,491 and $14,152, respectively, of compensation expense remained capitalized as part of inventory. The Company recognized, as a component of cost of goods sold, total write-downs related to net realizable value adjustments, expired products, and obsolete packaging totaling $6,967 and $1,749 during the three months ended September 30, 2025 and 2024, respectively, and $13,883 and $2,223 during the nine months ended September 30, 2025 and 2024, respectively. These amounts are included within “Other” on the unaudited Condensed Consolidated Statements of Cash Flows.
6. NOTES RECEIVABLE
Massachusetts Note
In May 2022 the Company issued a secured promissory note to a retail dispensary license holder in Massachusetts providing up to $3,500 of funding, which note was amended in December 2023 (the “Massachusetts Note”). As amended, the Massachusetts Note provided for interest at a rate of 12.5% per annum, which was to be paid monthly beginning in January 2024, and principal was to be repaid monthly commencing in December 2024 based on a period of twenty-four months, with the remainder due at the December 1, 2025 revised maturity date. In April 2024, the Massachusetts Note was further amended to increase the principal to $4,100 and the additional payment was funded at that time. As of December 31, 2024, $4,100 was outstanding under the Massachusetts Note, which was included in “Notes receivable” on the unaudited Condensed Consolidated Balance Sheet, and interest receivable totaling $266, respectively, was included within “Other current assets.”
In February 2025, the borrower entered into a purchase and sale agreement to be acquired by a third-party entity, which transaction closed in September 2025. The principal due under the Massachusetts Note and interest receivable totaling $679 was settled as part of that transaction and the obligations under the Massachusetts Note were satisfied. Prior to this transaction, the borrower was partially owned by an entity that was managed, in part, by one of the founders of the Company. Additionally, the Company transacts with the retail dispensary in the ordinary course of business.
Other Activity
In conjunction with a definitive agreement that the Company entered into in April 2025, pursuant to which the Company proposes to acquire an entity that anticipates obtaining an adult-use license, as further described in Note 15, “Commitments and Contingencies,” the parties entered into working capital loan agreements to provide a maximum of approximately $900 of funding for the respective build out of each dispensary. Borrowings under each working capital loan bear interest at a rate of 7% per annum and borrowings and accrued interest shall be repaid following the termination of the related definitive agreement or settled as part of the associated transaction. Each working capital loan provides for customary events of default and is secured by the underlying assets of each party. The Company provided the counter-party with $285 of funding during the three months ended September 30, 2025, which is included in “Notes receivable” on the unaudited Condensed Consolidated Balance Sheet as of that date.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

In March 2024, in conjunction with the settlement of a previously outstanding note receivable, the Company entered into a supply agreement that provides for the Company to receive $6,000 of inventory products, based on market prices, over the course of three years, with a maximum of $500 per quarter. The Company recorded this receivable net of an initial discount of $984 that is included within “General and administrative expenses” on the unaudited Condensed Consolidated Statements of Operations for the nine months ended September 30, 2025 and within “Other” on the unaudited Condensed Consolidated Statements of Cash Flows. This discount was calculated utilizing the Company’s estimated incremental borrowing rate as of the agreement date and will be accreted to interest income over the agreement term. A total of $343 and $750 of inventory was supplied under this agreement during the three and nine months ended September 30, 2025, respectively. Of the remaining receivable outstanding as of September 30, 2025 and December 31, 2024, $1,000 is included within “Other current assets” as of each date and $421 and $1,084, respectively, is included within “Other noncurrent assets” on the unaudited Condensed Consolidated Balance Sheets. These amounts are net of reserves established in 2024 for collection risk, of which $1,000 is included in “Other current assets” and $1,083 is included within “Other noncurrent assets.”
Additionally, a total of $3,716 was outstanding at September 30, 2025 related to a promissory note issued to the owner of a property that the Company is leasing, of which $182 and $3,534 is included in “Other current assets” and “Other noncurrent assets,” respectively, on the unaudited Condensed Consolidated Balance Sheets. At December 31, 2024, a total of $3,848 was outstanding, of which $177 and $3,671 is included in “Other current assets” and “Other noncurrent assets,” respectively, on the unaudited Condensed Consolidated Balance Sheets.
No impairment losses on notes receivable were recognized during the nine months ended September 30, 2025 or 2024, other than as described above or in Note 15, “Commitments and Contingencies.”
7. PROPERTY AND EQUIPMENT
Property and equipment consists of the following:

(in thousands)	September 30, 2025	December 31, 2024
Leasehold improvements	$217,135	$202,548
Buildings	114,752	84,712
Furniture, fixtures, and equipment	87,777	78,775
Construction in progress	10,335	5,555
Land	5,782	5,782
Property and equipment, gross	435,781	377,372
Less: accumulated depreciation	146,878	116,911
Property and equipment, net	$288,903	$260,461
Total depreciation expense was $10,512 and $9,057 during the three months ended September 30, 2025 and 2024, respectively, and $30,094 and $27,341 during the nine months ended September 30, 2025 and 2024, respectively. Total depreciation expense capitalized to inventory was $6,786 and $6,380 during the three months ended September 30, 2025 and 2024, respectively, and $20,320 and $19,431 during the nine months ended September 30, 2025 and 2024, respectively. At September 30, 2025 and December 31, 2024, $1,112 and $3,174, respectively, of depreciation expense remained capitalized as part of inventory. Disposals and write offs of accumulated depreciation during the nine months ended September 30, 2025 were not material.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

The table above includes the following amounts related to finance leases:

(in thousands)	September 30, 2025	December 31, 2024
Buildings	$29,872	$—
Equipment(1)(2)	2,321	2,321
Vehicles(1)	2,272	2,410
	34,465	4,731
Less: accumulated amortization(3)	3,592	1,521
Total(4)	$30,873	$3,210
(1)Included within “Furniture, fixtures, and equipment.”
(2)Equipment leased pursuant to a master lease agreement that was entered into in June 2022.
(3)Included within “Accumulated depreciation.” Disposals and write offs of accumulated amortization during the nine months ended September 30, 2025 were not material.
(4)Refer to Note 10, “Leases,” for additional information regarding our lease arrangements.
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

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

January 2024 Loan Agreement
In January 2024, the Company entered into a loan agreement pursuant to which the Company may provide, at its sole discretion, up to $2,500 of financing (the “January 2024 Loan Agreement”) to a third party (“Northeast Partnership One”). The January 2024 Loan Agreement provides the Company with conversion options to obtain 35% of the equity interests of the borrower upon the initial funding (which occurred in January 2024) and up to an additional 65% of the remaining equity interest of the borrower at any time through October 2033, subject to certain provisions and regulatory approvals. Borrowings under the January 2024 Loan Agreement bear interest at a rate of 20.0% per annum and are secured by substantially all of the assets and equity interests of the third party. The January 2024 Loan Agreement provides for customary events of default, contains certain covenants and other restrictions, and provides for a default penalty of an additional 6.0% interest. Borrowings are due on the sixth anniversary of the January 2024 Loan Agreement, which may be extended by two additional two-year periods, and prepayment is permitted with prior written notice.
The January 2024 Loan Agreement also contains certain provisions and restrictive covenants that provide the Company with operational and financial influence over Northeast Partnership One and also provides the Company with financial distributions based on the underlying associated results of operations. The Company determined it has a variable interest in Northeast Partnership One and that it is the primary beneficiary, and, therefore, Northeast Partnership One met the criteria for consolidation as of such date. The underlying entity received a conditional license approval for one dispensary in New Jersey that was determined to have a fair value of $1,050, which approximated the fair value of the non-controlling interest held by the third-party member as of the effective date. The non-controlling interest received a distribution during 2024 in accordance with the provisions of the January 2024 Loan Agreement. Since the entity is consolidated as a VIE, the intercompany activity related to the January 2024 Loan Agreement is eliminated in consolidation. The net loss attributable to the non-controlling interest was not significant during the three and nine months ended September 30, 2025 and 2024.
February 2024 Loan Agreement
In February 2024, the Company entered into a loan agreement pursuant to which the Company may provide financing (the “February 2024 Loan Agreement”), as amended, at its sole discretion, to a third party (the “Midwest Partnership One”). The parties also entered into a support services agreement under which the Company will provide management and advisory services to Midwest Partnership One for a set monthly fee. Borrowings under the February 2024 Loan Agreement bear interest at a rate of 20.0% per annum and are secured by substantially all of the assets of the borrower. The February 2024 Loan Agreement provides for customary events of default, contains certain covenants and other restrictions, and provides for a default penalty of an additional 5.0% interest. The February 2024 Loan Agreement matures ten years from issuance, but may be extended if not otherwise converted prior to maturity, with borrowings and interest not due until such time. The February 2024 Loan Agreement provides the Company with the option to convert the outstanding balance into equity interests of the borrower, up to 100%, as may be permissible by applicable regulations at such time.
The February 2024 Loan Agreement contains certain provisions and restrictive covenants that provide the Company with operational and financial influence over Midwest Partnership One. The Company determined that the terms and provisions of the February 2024 Loan Agreement and support services agreement create a variable interest in Midwest Partnership One and met the criteria for consolidation as of such date. Since Midwest Partnership One is consolidated as a VIE, the intercompany activity related to the February 2024 Loan Agreement and the related support services agreement is eliminated in consolidation. Midwest Partnership One held no assets at the time the agreements were entered into and the non-controlling interest was determined to have a de minimis fair value as of that date. The net loss attributable to the non-controlling interest was not significant during the three and nine months ended September 30, 2025 and 2024.
Recent Transactions
Refer to Note 4, “Acquisitions,” for information regarding certain transactions related to Midwest Partnership One that are consolidated as of September 30, 2025.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

Northeast Partnership Two Loan Agreement
In February 2025, the Company and a third party (“Northeast Partnership Two”) entered into a loan agreement pursuant to which the Company may provide to Northeast Partnership Two up to $2,500 of financing (the “Northeast Partnership Two Loan Agreement”). Borrowings under the Northeast Partnership Two Loan Agreement bear interest at a rate of 20% per annum and are secured by substantially all of the then-current and future assets and equity interests of the borrower. The Northeast Partnership Two Loan Agreement provides for customary events of default, contains certain covenants and other restrictions, and provides for a default penalty of an additional 6% interest. Borrowings are due on the tenth anniversary of the Northeast Partnership Two Loan Agreement. The Company has a direct equity ownership interest of 35% of the equity interests in the borrower and the Northeast Partnership Two Loan Agreement provides the Company with conversion options to obtain up to 100% at any time through the maturity date, subject to certain provisions and as may be permitted by applicable regulations.
The Northeast Partnership Two Loan Agreement also contains certain provisions and restrictive covenants that provide the Company with operational and financial influence over Northeast Partnership Two and provides the Company with financial distributions based on the associated results of operations. The Company determined that the terms and provisions of the Northeast Partnership Two Loan Agreement create a variable interest in Northeast Partnership Two and met the criteria for consolidation as of such date. The Company and Northeast Partnership Two entered into a definitive agreement to acquire an entity that received licensing approvals for the operation of an adult-use dispensary for a total of $650 of cash consideration. This agreement is subject to regulatory approval, which is expected to be received within twelve to eighteen months following the signing date. The consideration was allocated to the cost of the license, of which $250 was paid at signing. The remaining $400 is due at the earlier of: (i) the first sale of cannabis at the associated dispensary, or (ii) the one year anniversary of the agreement date, and is included as a sellers’ note; refer to Note 11, “Debt.” Additionally, the Company recorded an acquisition-related deferred tax liability of $285, which was allocated to the license as additional cost basis as of the effective date. The Company will also assume the lease associated with the anticipated dispensary location. The non-controlling interest was determined to have a de minimis fair value and the net loss attributable to the non-controlling interest was not significant during the three and nine months ended September 30, 2025. Since the entity is consolidated as a VIE, the intercompany activity related to the Northeast Partnership Two Loan Agreement is eliminated in consolidation.
Northeast Partnership Three Loan Agreement
At its sole discretion, the Company may provide funding to a third party (“Northeast Partnership Three”) pursuant to a loan agreement (the “Northeast Partnership Three Loan Agreement”). The Northeast Partnership Three Loan Agreement provides the Company with the option to convert the outstanding balance into equity interests of the borrower, up to 100%, as may be permissible by applicable regulations at such time. Borrowings under the Northeast Partnership Three Loan Agreement bear interest at a rate of 20% per annum and are secured by substantially all of the then-current or future assets of the borrower, as applicable. The Northeast Partnership Three Loan Agreement matures ten years from issuance, but may be extended if not otherwise converted prior to maturity, with borrowings and interest not due until such time. This third party held no assets at the time the agreements were entered into and the non-controlling interest was determined to have a de minimis fair value as of that date. Refer to Note 4, “Acquisitions,” for information regarding certain transactions related to Northeast Partnership Three that are consolidated as of September 30, 2025.
Northeast Partnership Four Loan Agreement
In March 2025, the Company and a third party (“Northeast Partnership Four”) entered into a loan agreement pursuant to which the Company may provide to Northeast Partnership Four up to $2,500 of financing (the “Northeast Partnership Four Loan Agreement”). Borrowings under the Northeast Partnership Four Loan Agreement bear interest at a rate of 20% per annum and are secured by substantially all of the then-current and future assets and equity interests of the borrower. The Northeast Partnership Four Loan Agreement provides for customary events of default, contains certain covenants and other restrictions, and provides for a default penalty of an additional 6% interest. Borrowings are due on the tenth anniversary of the Northeast Partnership Four Loan Agreement.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

The Company has a direct equity ownership interest of 35% of the equity interests in the borrower and the Northeast Partnership Four Loan Agreement and associated agreements provide the Company with conversion options to obtain up to 100% at any time through the maturity date, subject to certain provisions and as may be permitted by applicable regulations. The Northeast Partnership Four Loan Agreement also contains provisions and restrictive covenants that provide the Company with operational and financial influence over Northeast Partnership Four and the underlying operating agreement provides the Company with financial distributions based on the associated results of operations. The Company determined that the terms and provisions of the Northeast Partnership Four Loan Agreement and associated agreements create a variable interest in Northeast Partnership Four and met the criteria for consolidation as of such date. The non-controlling interest was determined to have a de minimis fair value. Since the entity is consolidated as a VIE, the intercompany activity related to the Northeast Partnership Four Loan Agreement is eliminated in consolidation.
The Company and Northeast Partnership Four entered into a definitive agreement to acquire an entity that received licensing approvals for the operation of an adult-use dispensary, subject to regulatory approval which is expected to be received within twelve to eighteen months following the signing date, for a total of $1,500 of cash consideration. Of the total consideration, $250 was paid as a deposit during the fourth quarter of 2024 and was included within “Other current assets” on the unaudited Condensed Consolidated Balance Sheet as of December 31, 2024, $250 was paid at signing, and the remaining $1,000 will be paid at final closing and is included as a sellers’ note; refer to Note 11, “Debt.” The Company will also assume the lease associated with the dispensary location. Of the total consideration, $1,383 was allocated to the cost of the license and $117 was allocated to the security deposit for the associated lease, which had a lease liability and ROU asset of $872 and is classified as a finance lease; refer to Note 10, “Leases,” for additional information regarding the Company’s lease arrangements. Additionally, the Company recorded an acquisition-related deferred tax liability of $607, which was allocated to the license as additional cost basis as of the effective date. The net loss attributable to the non-controlling interest was not significant during the three and nine months ended September 30, 2025.
Financial Information
The following tables present the summarized financial information about the Company’s consolidated VIEs which are included in the unaudited Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024 and in the unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2025 and 2024, as applicable. The underlying entities were determined to be VIEs since the Company possesses the power to direct the significant activities of the VIEs and has the obligation to absorb losses or the right to receive benefits from the VIEs. The information below excludes intercompany balances and activity that eliminate in consolidation and includes the related acquisition details disclosed in Note 4, “Acquisitions.”

(in thousands)	September 30, 2025	December 31, 2024
Current assets	$11,169	$6,492
Other noncurrent assets	109,727	63,334
Current liabilities	26,245	4,558
Noncurrent liabilities	26,417	13,922
Deficit	(6,150)	(8,646)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Revenue, net	$16,606	$5,980	$41,621	$7,752
Net income (loss)	1,457	(891)	2,496	(5,362)

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

9. INTANGIBLE ASSETS AND GOODWILL

(in thousands)	September 30, 2025	December 31, 2024
Intangible Assets
Licenses and permits	$283,661	$262,017
In-place leases	14,863	14,863
Trade names	380	380
	298,904	277,260
Accumulated amortization:
Licenses and permits	(79,901)	(60,203)
In-place leases	(11,758)	(11,175)
Trade names	(380)	(380)
	(92,039)	(71,758)

Total intangible assets, net	$206,865	$205,502
Amortization expense related to intangible assets was $6,871 and $6,842 during the three months ended September 30, 2025 and 2024, respectively, and $20,281 and $20,411 during the nine months ended September 30, 2025 and 2024, respectively. Total amortization expense capitalized to inventory was $754 and $755 during the three months ended September 30, 2025 and 2024, respectively, and $2,263 during each of the nine months ended September 30, 2025 and 2024. At September 30, 2025 and December 31, 2024, $430 and $994, respectively, of amortization expense remained capitalized as part of inventory.
Goodwill

(in thousands)
Balance, December 31, 2024	$49,599
Acquisitions(1)	7,241
Adjustments to purchase price allocation(1)	940
Balance, September 30, 2025	$57,780
(1)Refer to Note 4, “Acquisitions,” for additional information.
No impairment indicators were noted during the nine months ended September 30, 2025 or 2024 and, as such, we did not record any impairment charges during either period.

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
The components of lease assets and lease liabilities and their classification on the unaudited Condensed Consolidated Balance Sheets were as follows:

(in thousands)	Classification	September 30, 2025	December 31, 2024
Lease assets
Operating leases	Operating lease right-of-use assets	$122,259	$139,067
Finance leases	Property and equipment, net	30,873	3,210
Total lease assets		$153,132	$142,277

Lease liabilities
Current liabilities
Operating leases	Operating lease liabilities, current	$4,813	$5,469
Finance leases	Current portion of debt, net	2,601	1,189
Noncurrent liabilities
Operating leases	Operating lease liabilities, noncurrent	243,253	267,221
Finance leases	Long-term debt, net	35,748	2,021
Total lease liabilities		$286,415	$275,900

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

The components of lease costs and classification within the unaudited Condensed Consolidated Statements of Operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Operating lease costs
Capitalized to inventory	$9,192	$9,349	$27,489	$27,459
General and administrative expenses	255	980	4,757	3,117
Total operating lease costs	$9,447	$10,329	$32,246	$30,576

Finance lease costs
Amortization of leased assets(1)	$990	$139	$2,097	$417
Interest on lease liabilities	1,088	48	1,783	154
Total finance lease costs	$2,078	$187	$3,880	$571
(1)Included as a component of depreciation expense within “General and administrative expenses” on the accompanying unaudited Condensed Consolidated Statements of Operations.
At September 30, 2025 and December 31, 2024, $5,929 and $6,886, respectively, of lease costs remained capitalized in inventory.
The following table presents information on short-term and variable lease costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Total short-term and variable lease costs	$1,057	$1,195	$3,071	$3,162
Sublease income generated during the three and nine months ended September 30, 2025 and 2024 was immaterial.
The following table includes supplemental cash and non-cash information related to our leases:

	Nine Months Ended September 30,
(in thousands)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$30,964	$30,898
Operating cash flows for finance leases	1,783	154
Financing cash flows for finance leases	1,395	366
ROU assets obtained in exchange for new lease obligations
Operating leases	$1,479	$9,560
Finance leases	12,560	—
During the nine months ended September 30, 2025, certain leases were amended that resulted in modification treatment. Based on the modified terms, operating leases with a total of $16,770 of ROU assets and $23,421 of lease liabilities were reclassified as finance leases, with a total of $17,320 of ROU assets and $23,974 of lease liabilities.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

The following table summarizes the weighted-average remaining lease term and discount rate:

	September 30, 2025	December 31, 2024
Weighted-average remaining term (years)
Operating leases	12.9	13.3
Finance leases	9.5	2.8
Weighted-average discount rate
Operating leases	15.2%	15.1%
Finance leases	14.2%	10.5%
The amounts of future undiscounted cash flows related to the lease payments over the lease terms and the reconciliation to the present value of the lease liabilities as recorded on our unaudited Condensed Consolidated Balance Sheet as of September 30, 2025 are as follows:

(in thousands)	Operating Lease Liabilities	Finance Lease Liabilities
Remainder of 2025	$9,892	$1,930
2026	39,995	7,640
2027	41,051	7,106
2028	42,146	7,019
2029	42,935	7,103
Thereafter	420,966	41,801
Total lease payments	596,985	72,599
Less: imputed interest	348,919	34,250
Present value of lease liabilities	$248,066	$38,349
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

(in thousands)	Remainder of 2025	2026	2027	2028	2029	Thereafter	Total
Cash payments due under financing liabilities	$641	$2,592	$2,665	$2,741	$2,497	$8,108	$19,244

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

11. DEBT

(in thousands)	September 30, 2025	December 31, 2024
2024 Term Notes(1)	$300,000	$235,000
2021 Credit Facility(2)	—	60,000
Finance leases(3)	38,349	3,210
Sellers’ notes(4)	22,557	11,060
Finance liabilities(5)	18,100	18,100
Mortgage Note(6)	9,345	—
Financing Agreement(7)	—	1,964
Total debt	$388,351	$329,334

Current portion of debt	25,321	74,213
Less: unamortized deferred financing costs	19	332
Current portion of debt, net	$25,302	$73,881

Long-term debt	363,030	255,121
Less: unamortized deferred financing costs	19,281	20,579
Long-term debt, net	$343,749	$234,542
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
In January 2025, the Company borrowed an additional $15,000 through the issuance of additional term notes (the “January 2025 Term Notes”). The January 2025 Term Notes were issued at 97% of face value and are subject to the same terms and provisions of the July 2024 Loan Agreement, including the interest rate and maturity date thereunder, as further described below. The January 2025 Term Notes were funded by existing lenders and met the criteria for modification accounting treatment. The total of the original issue discount and other capitalized direct financing fees was approximately $700 and will be amortized over the associated term using the straight-line method, which approximates the interest method. The Company incurred $400 of other expenses associated with this transaction that were not capitalizable and are included within “General and administrative expenses” on the unaudited Condensed Consolidated Statements of Operations for the nine months ended September 30, 2025. The Company intends to utilize the net proceeds from the January 2025 Term Notes for general corporate purposes, including to fund growth initiatives.
In May 2025, the Company borrowed an additional $50,000 through the issuance of additional term loans (the “May 2025 Term Notes,” and, together with the July 2024 Term Notes and January 2025 Term Notes, the “2024 Term Notes”). The May 2025 Term Notes were issued at 97.5% of face value and are subject to the same terms and provisions of the July 2024 Loan Agreement, including the interest rate and maturity date thereunder, as further described below. The May 2025 Term Notes were funded by existing lenders and met the criteria for modification accounting treatment. The total of the original issue discount and other capitalized direct financing fees was approximately $1,600 and will be amortized over the associated term using the straight-line method, which approximates the interest method. The Company incurred approximately $700 of other expenses associated with this transaction that were not capitalizable and are included within “General and administrative expenses” on the unaudited Condensed Consolidated Statements of Operations for the nine months ended September 30, 2025. The Company utilized the net proceeds from the May 2025 Term Notes, along with cash on hand, to prepay the remaining $60,000 of borrowings outstanding under the 2021 Credit Facility, as further described below.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

The 2024 Term Notes bear interest at a rate of 12.75% per annum, payable semi-annually in arrears on January 15 and July 15 of each year until the maturity date, commencing on January 15, 2025, unless earlier prepaid in accordance with the terms of the July 2024 Loan Agreement. In conjunction with the May 2025 Term Notes, those lenders prepaid $2,323 of accrued interest from the January 15 interest payment date through issuance, and, in turn, received interest for the full interest payment period that was payable on July 15, 2025. The 2024 Term Notes are irrevocably and unconditionally guaranteed, jointly and severally, on a senior secured basis by certain of the Company’s subsidiaries (the “Guarantees”). The 2024 Term Notes and the Guarantees are (i) secured, on a first lien basis, by substantially all assets of the Company and the guarantors of the 2024 Term Notes, subject to certain carveouts, and (ii) issued and governed by the July 2024 Loan Agreement. In addition, subject to certain limitations, the July 2024 Loan Agreement permits the Company to issue additional notes thereunder, and provided for up to an additional $60,000 in aggregate principal with the proceeds therefrom to be used to prepay the remaining outstanding balance under, and to terminate, the 2021 Credit Facility. In May 2025, the Company issued an additional $50,000 of term loans pursuant to this provision, as described above.
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
Pursuant to the July 2024 Loan Agreement, the Company has agreed to comply with certain customary covenants, including, but not limited to, restrictions on the Company’s ability to: declare or pay dividends or make certain other payments; purchase, redeem, or otherwise purchase or retire for value any equity interests or any subordinated indebtedness or otherwise make any restricted investment or restricted payment; incur certain indebtedness; create certain liens; consolidate, amalgamate, merge, or transfer all or substantially all of the assets of the Company and certain restricted subsidiaries taken as a whole; enter into certain transactions with affiliates; and engage in certain types of businesses. Additionally, the July 2024 Loan Agreement provides for customary events of default which, if certain of them occur, would permit certain parties, including holders of not less than 25% in aggregate principal of the then-outstanding 2024 Term Notes to declare the principal of, and interest or premium, if any, and any other monetary obligations on, all the then-outstanding 2024 Term Notes to be due and payable immediately. In January 2025, the July 2024 Loan Agreement was amended to modify certain terms and provisions, which amended terms and provisions were not due to actual or anticipated covenant violations. The July 2024 Loan Agreement requires the Company, on a consolidated basis, to maintain liquidity, consisting of cash and/or cash equivalents plus any future revolving credit availability, as of the last day of each fiscal month, as amended, in an aggregate amount of at least $20,000, with which the Company was in compliance as of September 30, 2025. The Company is required to comply with certain other financial covenants in contemplation of certain transactions or events, such as acquisitions and other financing activities, as defined within and provided for under the July 2024 Loan Agreement, as amended.
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
(4)Sellers’ notes consist of amounts owed for acquisitions or other purchases. As of September 30, 2025 and December 31, 2024, sellers’ notes includes the OPA Sellers’ Note which had a balance of $9,000 and $11,000, respectively, included in “Current portion of debt, net” at each date. The OPA Sellers’ Note was initially recorded net of a discount of $3,010 that was calculated utilizing the Company’s estimated incremental borrowing rate based on the anticipated close date and was accreted to interest expense over an expected term. Additionally, as of September 30, 2025, sellers’ notes includes a total of $7,400 related to acquisitions associated with Midwest Partnership One, $4,757 related to acquisitions with Northeast Partnership Three, as further described in Note 4, “Acquisitions,” and $1,400 related to acquisitions with other partnerships, as further described in Note 8, “Variable Interest Entities,” which are included within Current portion of debt, net as of September 30, 2025. The amount outstanding as of December 31, 2024 also included the remaining amount payable related to the Massachusetts Purchase Agreement, as further described in Note 4, “Acquisitions,” which was paid during the second quarter of 2025.
(5)Finance liabilities related to failed sale leaseback transactions. See Note 10, “Leases,” for additional information.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

(6)On September 29, 2025, certain of the Company’s subsidiaries (the “Borrowing Subsidiaries”) entered into a loan agreement and related promissory note with an aggregate principal amount of $9,345 (the “Mortgage Note”), which was borrowed in full. The Company anticipates utilizing the net proceeds for general corporate purposes, including to fund growth initiatives. The Mortgage Note matures on September 29, 2030 and borrowings thereunder bear interest at a rate of 8.5% per annum. Monthly payments of principal and interest will commence on November 1, 2025. Principal will be repaid based on an amortization period of twenty years and any unpaid principal and accrued interest will be due and payable upon maturity. As of September 30, 2025, $163 of principal is included within “Current portion of debt, net” and $9,182 is included within “Long-term debt, net” on the unaudited Condensed Consolidated Balance Sheet. The Company incurred $102 of direct financing fees associated with the Mortgage Note, which will be amortized over the respective term. The obligations under the Mortgage Note are secured by mortgages on three properties that the Company owns in Ohio, as well as assignment of any leases and rent amounts related to these properties that the Company may enter into. The Mortgage Note contains customary representations and events of default. The Borrowing Subsidiaries have agreed to comply with certain customary covenants, including, but not limited to, restrictions on their ability to: incur additional indebtedness; create certain liens; make material changes to the nature of the business conducted; and sell, lease, transfer, or otherwise dispose of all or a substantial part of their assets. The Mortgage Note also requires the Borrowing Subsidiaries to maintain a debt service coverage ratio (as defined in the Mortgage Note) of not less than 1.30 to 1.00 measured annually based on the entire calendar year and commencing on December 31, 2026.
(7)In December 2022, the Company received $19,364 pursuant to a financing agreement with a third-party lender (the “Financing Agreement”). The Company assigned to the lender its interests in an employee retention tax credit claim (the “ERTC Claim”) that it submitted in November 2022 totaling approximately $22,794. If the Company does not receive the ERTC Claim, in whole or in part, the Company is required to repay the related portion of the funds received plus interest of 10% accrued from the date of the Financing Agreement through the repayment date. The Financing Agreement does not have a stated maturity date and the discount is being accreted to interest expense over an expected term. The Company’s obligations under the Financing Agreement will be satisfied upon receipt of the ERTC Claim, in full, or other full repayment. A total of $1,964 of the ERTC Claim was outstanding as of December 31, 2024, which corresponding receivable is included in “Other current assets” on the unaudited Condensed Consolidated Balance Sheet and the balance outstanding under the Financing Agreement was included in “Current portion of debt, net.” A total of $335 was received and repaid during the second quarter of 2025 and $1,629 was received and repaid during the third quarter of 2025. The Company’s obligations related to repayment are largely satisfied as of September 30, 2025.
Debt Maturities
As of September 30, 2025, the following cash payments are payable under sellers’ notes and term notes:

(in thousands)	Remainder of 2025	2026	2027	2028	2029	Thereafter	Total
Sellers’ notes(1)	$7,000	$15,557	$—	$—	$—	$—	$22,557
Mortgage Note(2)	25	187	203	219	241	8,470	9,345
Term note maturities	—	—	—	—	300,000	—	300,000
(1)Certain cash payments include an interest accretion component. The timing of certain payments may vary based on regulatory approval of the underlying transactions.
(2)Principal payments due under the Mortgage Note.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

Interest Expense
Interest expense during the three and nine months ended September 30, 2025 and 2024 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Cash interest	$9,640	$8,707	$28,279	$21,699
Accretion	1,251	1,636	3,792	4,432
Interest on financing liabilities(1)	583	615	1,830	1,794
Interest on finance leases	1,088	48	1,783	154
Loss on extinguishment of debt(2)	—	5,475	126	5,475
Total	$12,562	$16,481	$35,810	$33,554
(1)Interest on financing liability related to failed sale leaseback transactions. See Note 10, “Leases,” for additional details.
(2)The nine months ended September 30, 2025 includes a loss on extinguishment associated with the May 2025 Prepayment, primarily related to the write-off of unamortized deferred financing costs. Additionally, the three and nine months ended September 30, 2024 include $3,527 of prepayment fees associated with the partial extinguishment treatment of the prepayment then-made under the 2021 Credit Facility and the write-off of $1,948 of unamortized deferred financing costs.
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
The following table summarizes the total shares of Class A common stock and Class B common stock outstanding as of September 30, 2025 and December 31, 2024:

(in thousands)	September 30, 2025	December 31, 2024
Shares of Class A common stock	202,547	204,961
Shares of Class B common stock	65	65
Total	202,612	205,026

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

In December 2024, the Company’s board of directors (the “Board”) authorized a share buyback program (the “Buyback Program”) which permits the Company to repurchase up to the lesser of: (i) 10,216 shares of the Company’s Class A common stock; and (ii) $2,250 worth of shares of Class A common stock, in the open market pursuant to a normal course issuer bid, subject to applicable legal, regulatory, and contractual requirements. The total number of shares purchased, timing of purchases, and share prices are dependent upon market conditions and business considerations, any applicable securities law requirements, CSE rules, and any determination of best use of cash available at the time. Any such shares purchased will be retired. The Buyback Program will expire on January 1, 2026, and may be suspended, terminated, or modified at any time for any reason and the Company is under no obligation to purchase any such shares for the duration of the Buyback Program. As of September 30, 2025, a total of 3,682 shares had been repurchased under the Buyback Program for an aggregate cost, inclusive of fees, of $1,580. As of September 30, 2025, approximately $670 worth of share purchases remains available under the Buyback Program.
Warrants
The following table summarizes warrant activity during the nine months ended September 30, 2025:

	Number of Warrants (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Exercise Period (years)	Aggregate Intrinsic Value (in thousands)(1)
Outstanding, December 31, 2024	3,277	$3.42	1.2	$—
Expired	(188)	2.64
Outstanding, September 30, 2025(2)	3,089	$3.46	0.5	$—
(1)Based on the amount by which the closing market price of our Class A common stock exceeds the exercise price on each date indicated.
(2)The warrants outstanding as of September 30, 2025 are equity-classified instruments, are subject to customary anti-dilution adjustments, and are stand-alone instruments. The fair value per warrant was calculated at issuance using a Black-Scholes model and ranged from $0.06 to $0.84. Significant assumptions used in the calculations included volatility ranging from 70.0% to 87.5% and risk-free rates ranging from 0.3% to 3.0%. No warrants were exercised during the nine months ended September 30, 2025.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

13. EQUITY-BASED COMPENSATION EXPENSE
Equity Incentive Plans
The Company adopted an incentive plan in November 2020 (the “2020 Plan”) which authorized the issuance of incentive common unit options and restricted common units (collectively, “Awards”). The maximum number of Awards to be issued under the 2020 Plan is 10,031 and any Awards that expire or are forfeited may be re-issued. As of September 30, 2025, a total of 9,994 Awards had been granted under the 2020 Plan and, as of September 30, 2025, there are no remaining unvested Awards and no remaining unrecognized compensation cost associated with these Awards. The Awards issued generally vested over two or three years and the estimated fair value of the Awards at issuance was recognized as compensation expense over the related vesting period.
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
On March 9, 2023, the Company’s board of directors unanimously approved, subject to stockholder approval, an amendment to the 2021 Plan (the “Amendment” and together with the 2021 Plan, the “Amended 2021 Plan”) to increase the maximum number of shares of Class A common stock available for issuance under the Amended 2021 Plan to an amount not to exceed 10% of the total number of issued and outstanding shares of Class A common stock, on a non-diluted basis, as constituted on the grant date of an award pursuant to the Amended 2021 Plan. On May 5, 2023, the stockholders of the Company voted to approve the Amendment. As of September 30, 2025, there were 3,704 shares of Class A common stock available for grant for future equity-based compensation awards under the Amended 2021 Plan. Activity related to awards issued under the Amended 2021 Plan is further described below. As of September 30, 2025, no SAR Awards and no RSAs had been granted under the Amended 2021 Plan.
Stock Options
The following table summarizes stock option activity during the nine months ended September 30, 2025:

	Options Outstanding
(in thousands, except per share amounts)	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value(1)
Outstanding, December 31, 2024	3,252	$1.78	3.0	$—
Granted	9,936	0.36
Exercised	(171)	0.35		$61
Forfeited	(107)	1.05
Expired	(92)	1.50
Outstanding, September 30, 2025	12,818	$0.70	1.9	$3,207
Exercisable at September 30, 2025	3,866	$1.45	2.1	$351
(1)Based on the amount by which the closing market price of our Class A common stock exceeds the exercise price on each date indicated.
Total unrecognized stock-based compensation expense related to unvested options was $1,055 as of September 30, 2025, which is expected to be recognized over a weighted-average remaining period of 1.5 years.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

Restricted Stock Units
The following table summarizes the RSU activity during the nine months ended September 30, 2025:

	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value per Share
Unvested, December 31, 2024	5,898	$1.06
Granted	225	0.40
Vested(1)	(1,536)	1.19
Forfeited	(854)	1.19
Unvested, September 30, 2025	3,733	$0.94
(1)Includes 439 vested shares that were withheld to cover tax obligations and were subsequently cancelled.
As of September 30, 2025, total unrecognized compensation cost related to the RSUs was $2,464, which is expected to be recognized over a weighted-average remaining period of 2.1 years.
Performance Based Awards
In August 2024, the Company’s Board approved an award of 3,000 RSUs pursuant to an employment agreement that were not granted as of September 30, 2025 or as of the date of filing of this Quarterly Report on Form 10-Q. These awards, once granted, will be subject to certain vesting conditions, including the achievement of certain stock price targets and continued service to the Company.
Compensation Expense by Type of Award
The following table details the equity-based compensation expense by type of award for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
RSUs	$466	$(287)	$1,547	$14,575
Stock Options	340	92	398	1,230
Total equity-based compensation expense	$806	$(195)	$1,945	$15,805
During the three months ended September 30, 2025 and 2024, the Company recognized $477 of expense and a net benefit of $359 from the forfeiture of certain unvested awards, respectively, within “General and administrative expenses” and $329 and $230, respectively, within “Cost of goods sold.” During the nine months ended September 30, 2025 and 2024, the Company recognized $979 and $9,289, respectively, of expense within “General and administrative expenses” and $1,631 and $6,777, respectively, within “Cost of goods sold.” Of the total equity-based compensation expense, $329 and $164 was capitalized to inventory during the three months ended September 30, 2025 and 2024, respectively, and $966 and $6,516 was capitalized during the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025 and December 31, 2024, $1,437 and $2,102, respectively, remained capitalized in inventory.
Employee Stock Purchase Plan
In July 2021, the Company also adopted an employee stock purchase plan (the “2021 ESPP”), pursuant to which 4,000 shares of Class A common stock are reserved for issuance thereunder, subject to certain adjustments and other terms. No shares have been issued under the 2021 ESPP as of September 30, 2025.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

14. INCOME TAXES

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Loss before income taxes	$(13,546)	$(18,489)	$(34,349)	$(33,820)
Income tax expense	12,279	9,767	35,141	34,383
Effective tax rate	(90.6)%	(52.8)%	(102.3)%	(101.7)%

Gross profit	$43,601	$43,729	$124,554	$137,339
Effective tax rate on gross profit	28.2%	22.3%	28.2%	25.0%
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

Nine Months Ended September 30, 2025
Balance, December 31, 2024	$149,407
Additions for tax positions related to the current year	24,215
Additions for tax positions related to prior years	13,196
Balance, September 30, 2025	$186,818
A total of $34,010 of interest and penalties is accrued for the uncertain tax positions as of September 30, 2025, which includes $13,842 related to the current year and $20,168 for prior years, and a total of $20,168 of interest and penalties was accrued as of December 31, 2024, which included $14,744 for the year then ended and $5,424 for prior years. The Company has been selected for examination of its amended tax returns filed with these unrecognized tax benefits but does not currently anticipate its unrecognized tax benefits to be resolved in the next twelve months and anticipates that the total amount of unrecognized tax benefits may change within the next twelve months for additional uncertain tax positions taken on a go-forward basis. If favorably resolved, the unrecognized tax benefits would decrease the Company’s effective tax rate.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

In July 2025, the U.S. government enacted a reconciliation bill, commonly referred to as the One Big Beautiful Bill Act (the “Act”), with certain provisions of the Act effective in 2025 and other provisions becoming effective in 2026 and beyond. Among the various provisions contained in the Act, modifications to Section 163(j) interest expense limitations are expected to favorably impact the Company’s state tax calculations. We reflected a discrete tax event in the three months ended September 30, 2025 which resulted in a $601 reduction to our uncertain tax position. Additionally, our deferred tax liabilities increased by $784 resulting from state decoupling considerations. The net impact to the effective tax rate was not material. The Company continues to evaluate the impact of the various provisions of the Act, but does not expect the other provisions will have a material impact on its effective tax rate.
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
In April 2025, the Company entered into a definitive agreement pursuant to which the Company proposes to exchange its Ohio cultivation license and facility and related assets (the “Ohio Cultivation Assets”) for an entity that anticipates obtaining an adult-use license in New Jersey and $1,000 of cash consideration. Pursuant to this definitive agreement, the Company also proposes to acquire an entity in Ohio that owns and operates a dispensary in Ohio in exchange for a conditional dispensary license that the Company expects to receive, plus an additional $1,000 of cash consideration. This transaction is subject to certain closing conditions, including regulatory approvals. The Ohio Cultivation Assets were being contemplated for sale in this specific transaction with this specific buyer and the Company determined the Ohio Cultivation Assets do not meet the criteria to be classified as held-for-sale as of September 30, 2025. The total of the Ohio Cultivation Assets was approximately $8,700 as of September 30, 2025, including $3,900 of intangible assets, net, $3,000 of goodwill, $1,300 of inventory, and $300 of property and equipment, net.
Through the acquisition of Story of PA CR, LLC (“Story of PA”) in April 2022, the Company is party to a research collaboration agreement with the Geisinger Commonwealth School of Medicine (“Geisinger”), a Pennsylvania Department of Health-Certified Medical Marijuana Academic Clinical Research Center, pursuant to which the Company will help fund clinical research to benefit the patients of Pennsylvania. A total of up to $10,000 of additional funding may be provided pursuant to the research collaboration agreement and is expected to be funded over the course of the ten years following the transaction date based on a percentage of annual revenues associated with the underlying operations. A payment of $819 was remitted during the nine months ended September 30, 2025, which is included within “Payment of contingent consideration” on the unaudited Condensed Consolidated Statements of Cash Flows and was included within “Accounts payable and accrued liabilities” on the unaudited Condensed Consolidated Balance Sheet at December 31, 2024. As of September 30, 2025, $2,277 is included within “Accounts payable and accrued liabilities” on the unaudited Condensed Consolidated Balance Sheet and $6,904 and $9,200 is included within “Other non-current liabilities” as of September 30, 2025 and December 31, 2024, respectively.
Legal and Other Matters
The Company’s operations are subject to a variety of local and state regulations. Failure to comply with one or more of those regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company ceasing operations. While management believes that the Company is in compliance with applicable local and state regulations as of September 30, 2025 in all material respects, cannabis regulations continue to evolve and are subject to differing interpretations, and accordingly, the Company may be subject to regulatory fines, penalties, or restrictions in the future.

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
The Company may be, from time to time, subject to various administrative, regulatory, and other legal proceedings arising in the ordinary course of business. Contingent liabilities associated with legal proceedings are recorded when a liability is probable and the contingent liability can be estimated. We do not accrue for contingent losses that, in our judgment, are considered to be reasonably possible but not probable. At September 30, 2025 there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on our consolidated results of operations, other than as disclosed below.
MedMen NY Litigation
As previously reported, since 2021 the Company has been engaged in a matter regarding a definitive investment agreement (the “Investment Agreement”) with subsidiaries of MedMen Enterprises Inc. (“MedMen”) regarding an investment in MedMen NY, Inc. (“MMNY”).
The Company continues to seek damages from MedMen, including, but not limited to, the return of the $4,000 deposit previously paid, approximately $2,400 of advances pursuant to a working capital loan agreement, and other capital expenditure advances paid to MMNY by the Company. In February 2024, the counsel-of-record for MedMen withdrew as counsel and, as of the date of filing of this Form 10-Q, MedMen has not appointed new counsel in this matter. On August 6, 2025, the Company filed a motion for a default judgment against MedMen seeking $10,300 for the prior deposit and working capital advances. MedMen did not oppose. On September 5, 2025, the Court entered default judgment in favor of Ascend, awarding $10,300 to Ascend for its deposit and working capital advance. The Company is considering its options to collect on this unsecured judgment.
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
During the year ended December 31, 2022, following the Company’s decision to no longer consummate the contemplated transactions, the Company established an estimated reserve of $3,700 related to the amounts that it has been actively pursuing collecting. During the first quarter of 2024, the Company increased this estimated reserve by $2,703, which is included within “General and administrative expenses” on the unaudited Condensed Consolidated Statements of Operations and within “Other” on the unaudited Condensed Consolidated Statements of Cash Flows for that period. The reserve was further increased by $2,744 during the second quarter of 2024 to reflect all remaining outstanding balances, including amounts due under a working capital advance agreement. Of the total reserve as of each of September 30, 2025 and December 31, 2024, $2,422 is included within “Notes receivable” on the unaudited Condensed Consolidated Balance Sheets, $6,695 is included within “Other current assets,” and the remainder is included within “Other noncurrent assets.”

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit or per share data)

16. RELATED PARTY TRANSACTIONS
There were no significant related party transactions during the nine months ended September 30, 2025, other than as disclosed in Note 6, “Notes Receivable.”
17. SUPPLEMENTAL INFORMATION
The following table presents supplemental information regarding our other current assets:

(in thousands)	September 30, 2025	December 31, 2024
Prepaid expenses	$5,510	$5,497
Deposits and other receivables	3,605	4,706
Construction deposits	152	375
Other	863	350
Total	$10,130	$10,928
The following table presents supplemental information regarding our accounts payable and accrued liabilities:

(in thousands)	September 30, 2025	December 31, 2024
Accounts payable	$23,797	$26,414
Accrued payroll and related expenses	8,583	8,204
Accrued interest	8,006	13,835
Fixed asset purchases	3,822	1,977
Other	13,896	9,005
Total	$58,104	$59,435
The following table presents supplemental information regarding our general and administrative expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Compensation	$17,751	$16,441	$50,780	$57,267
Depreciation and amortization	9,843	8,764	27,792	26,058
Rent and utilities	8,624	5,943	21,663	16,782
Professional services	5,092	7,763	13,053	16,037
Insurance	1,314	1,420	3,796	4,365
Marketing	1,204	1,887	3,003	4,031
Loss (gain) on sale of assets	—	—	55	(11)
Other	1,098	3,928	4,253	14,174
Total	$44,926	$46,146	$124,395	$138,703
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following management discussion and analysis, which we refer to as the “MD&A,” of the financial condition and results of operations of Ascend Wellness Holdings, Inc. (the “Company,” “AWH,” or “Ascend”) is for the three and nine months ended September 30, 2025 and 2024. It is supplemental to, and should be read in conjunction with, the unaudited condensed consolidated financial statements, and the accompanying notes thereto, (the “Financial Statements”) appearing elsewhere in this Quarterly Report on Form 10-Q (the “Quarterly Report” or “Form 10-Q”) and our Annual Report on Form 10-K for the year ended December 31, 2024 (the “Annual Report”), which has been filed with the United States Securities and Exchange Commission (“SEC”) and with the relevant Canadian securities regulatory authorities under its profile on the System for Electronic Document Analysis and Retrieval Plus (“SEDAR+”). The Financial Statements and Annual Report were prepared in accordance with accounting principles generally accepted in the United States of America, which we refer to as “U.S. GAAP.”
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
Since our formation, we have expanded our operational footprint, primarily through acquisitions, and, as of September 30, 2025, had direct or indirect operations or financial interests in seven United States geographic markets: Illinois, Maryland, Massachusetts, Michigan, New Jersey, Ohio, and Pennsylvania. While we have been successful in opening facilities and dispensaries, we expect continued growth to be driven by opening new operational facilities and dispensaries under our current licenses and through partnership opportunities, expansion of our current facilities, and increased consumer demand. As of September 30, 2025, we employed approximately 2,400 people.
Our consumer products portfolio is generated primarily from plant material that we grow and process ourselves. As of September 30, 2025, we produce our consumer packaged goods in seven manufacturing facilities with 258,000 square feet of total canopy. During the three and nine months ended September 30, 2025, we sold approximately 53,000 and 165,000 pounds of wholesale product, on a gross basis, respectively, compared to 48,000 and 141,000 pounds during the three and nine months ended September 30, 2024, respectively. Our product portfolio consists of a range of cannabis product categories including flower, pre-rolls, concentrates, vapes, edibles, and other cannabis-related products. As of September 30, 2025, we have 46 open and operating retail locations, which includes 8 partner locations. We have fully-financed expansion plans to achieve a target of 60 total retail locations, including partner locations, in the medium-term. Our new store opening plans are flexible and will ultimately depend on market conditions, local licensing, construction, and other regulatory permissions. We are also pursuing opportunities to partner with social equity license holders to expand our presence in various states. All of our expansion plans are subject to capital allocations decisions, the evolving regulatory environment, and the general economic environment.
Recent Developments
Business Developments
The Company continues to focus on expansion opportunities across the markets in which it operates and remains committed to cost-savings initiatives, improvements in working capital management, and providing an enhanced customer experience. Some of the Company’s recent business highlights include:
•entering into agreements to provide support to three additional partner stores, including two that were added to our footprint during the quarter;
•strengthened our capital position with the closing of a new financing arrangement with a principal amount of $9,345, as further described in “Liquidity and Capital Resources;” and
•ending the period with $87,272 of cash and cash equivalents, reflecting improvements in working capital management and the generation of positive net cash from operating activities, offset by investments in capital assets and acquisition-related activity.

Recent and Pending Transactions
Refer to Note 4, “Acquisitions,” in the Financial Statements for additional information regarding the Company’s acquisition-related activity, including previous transactions that remain pending.
Pursuant to various contractual agreements, the Company is providing funding and operational support to third-parties that meet the criteria to be consolidated as variable interest entities (each, a “VIE”), which entered into various transactions during the nine months ended September 30, 2025, as further described below. Refer to Note 8, “Variable Interest Entities,” in the Financial Statements for additional information regarding the Company’s VIEs, including the Midwest Partnership One, and certain other transactions.
Midwest Partnership One Activity
In December 2024, Midwest Partnership One, a consolidated VIE, as further described in Note 8, “Variable Interest Entities,” in the Financial Statements, entered into entered into a definitive agreement to acquire the membership interests of an entity that anticipates receiving two adult-use licenses, which agreement is subject to regulatory approval. In conjunction with this definitive agreement, the parties entered into certain management services agreements (“MSAs”) pursuant to which Midwest Partnership One will provide management and advisory services for a set fee. These MSAs were subject to regulatory review and approval, which was received in February 2025. Based on the provisions of the agreements, Midwest Partnership One obtained operational and financial influence over the underlying entity and therefore recognized the transaction as an asset acquisition as of the February 2025 regulatory approval date of these MSAs. Total cash consideration for this transaction may be up to $4,000, subject to certain closing adjustments, which was allocated to the licenses acquired as of the effective date. Of the total consideration, $1,000 was paid at signing in December 2024 and is included within “Other non-current assets” on the unaudited Condensed Consolidated Balance Sheet in the Financial Statements as of December 31, 2024. A total of up to $1,500 is expected to be paid upon opening of the associated dispensary locations and a total of up to $1,500 is expected be paid upon final closing of the associated transaction. The total of the remaining payments is included as a sellers’ note; refer to Note 11, “Debt” in the Financial Statements. Additionally, the Company recorded an acquisition-related deferred tax liability of $1,755, which was allocated to the license as additional cost basis as of the effective date. Refer to Note 4, “Acquisitions,” and to Note 8, “Variable Interest Entities,” for additional information.
In January 2025, Midwest Partnership One entered into a definitive agreement to acquire a conditional adult-use license, which agreement is subject to regulatory approval. Total cash consideration for this transaction is $1,900, to be paid at final closing and subject to certain closing adjustments. In October 2025, the parties amended the definitive agreement to, among other provisions, reduce the total cash consideration by $150 and advance $450 at that time. In conjunction with this definitive agreement, the parties entered into certain MSAs under which Midwest Partnership One will provide certain management and advisory services for a set fee. The parties also entered into a working capital loan and security agreement, under which Midwest Partnership One may loan up to $3,650 for the build-out of the associated dispensary. Based on the provisions of the MSAs and working capital loan, Midwest Partnership One obtained operational and financial influence over the underlying assets as of the February 2025 regulatory approval date of the MSAs. As such, this transaction was accounted for as an asset acquisition as of that date and the total consideration was allocated as the cost of the license acquired. The payment due at closing is included as a sellers’ note; refer to Note 11, “Debt” in the Financial Statements. The associated dispensary opened in May 2025 and the Company anticipates that closing of the transaction may occur in the first half of 2026. Refer to Note 4, “Acquisitions,” and to Note 8, “Variable Interest Entities,” for additional information.

Effective in March 2025, Midwest Partnership One acquired an entity that owns and operates an adult-use dispensary (“Midwest Partnership Dispensary Three”) and also entered into a related MSA pursuant to which Midwest Partnership One will provide certain management and advisory services for a set fee while the underlying transaction is pending regulatory approval. Based on the provisions of this MSA, Midwest Partnership One obtained operational and financial influence over Midwest Partnership Dispensary Three and therefore recognized the transaction as a business combination as of the March 2025 regulatory approval date of this MSA. Total cash consideration for this transaction is $1,667, of which $833 was payable upon the regulatory approval of the MSA and the remainder is due at final closing, subject to certain closing adjustments. This agreement also provides for an earn-out payment, to be paid in cash, based on 3.2-times EBITDA (as defined) that is achieved during a specified twelve-month period, less the purchase price, and had an initial fair value estimate of $1,600. Refer to Note 4, “Acquisitions,” and to Note 8, “Variable Interest Entities,” for additional information.
Effective in May 2025, Midwest Partnership One acquired an entity that owns and operates an adult-use dispensary (“Midwest Partnership Dispensary Four”) and also entered into a related MSA under which Midwest Partnership One will provide certain management and advisory services for a set fee while the underlying transaction is pending regulatory approval. Based on the provisions of this MSA, Midwest Partnership One obtained operational and financial influence over Midwest Partnership Dispensary Four and therefore recognized the transaction as a business combination as of the May 2025 regulatory approval date of this MSA. Total cash consideration for this transaction is $3,333, of which $1,667 was paid upon the regulatory approval of the MSA and the remainder will be due at final closing, subject to certain closing adjustments. This agreement also provides for an earn-out payment, to be paid in cash, based on 3.2-times EBITDA (as defined) that is achieved during a specified twelve-month period, less the purchase price, and had an initial fair value estimate of $1,900. Refer to Note 4, “Acquisitions,” and to Note 8, “Variable Interest Entities,” for additional information.
Northeast Partnership Two Loan Agreement
In February 2025, the Company and a third party (“Northeast Partnership Two”) entered into a loan agreement pursuant to which the Company may provide to Northeast Partnership Two up to $2,500 of financing (the “Northeast Partnership Two Loan Agreement”). The Company has a direct equity ownership interest of 35% of the equity interests in the borrower and the Northeast Partnership Two Loan Agreement provides the Company with conversion options to obtain up to 100% at any time through the maturity date, subject to certain provisions and as may be permitted by applicable regulations. The Northeast Partnership Two Loan Agreement also contains certain provisions and restrictive covenants that provide the Company with operational and financial influence over Northeast Partnership Two and provides the Company with financial distributions based on the associated results of operations. The Company determined that the terms and provisions of the Northeast Partnership Two Loan Agreement create a variable interest in Northeast Partnership Two and met the criteria for consolidation as of such date.
The Company and Northeast Partnership Two entered into a definitive agreement to acquire an entity that received licensing approvals for the operation of an adult-use dispensary for a total of $650 of cash consideration. This agreement is subject to regulatory approval, which is expected to be received within twelve to eighteen months following the signing date. The consideration was allocated to the cost of the license, of which $250 was paid at signing. The remaining $400 is due at the earlier of: (i) the first sale of cannabis at the associated dispensary, or (ii) the one year anniversary of the agreement date, and is included as a sellers’ note; refer to Note 11, “Debt.” Additionally, the Company recorded an acquisition-related deferred tax liability of $285, which was allocated to the license as additional cost basis as of the effective date. The Company will also assume the lease associated with the anticipated dispensary location. The non-controlling interest was determined to have a de minimis fair value and the net loss attributable to the non-controlling interest was not significant during the three and nine months ended September 30, 2025. Since the entity is consolidated as a VIE, the intercompany activity related to the Northeast Partnership Two Loan Agreement is eliminated in consolidation. Refer to Note 8, “Variable Interest Entities,” in the Financial Statements for additional information.

Northeast Partnership Four Loan Agreement
In March 2025, the Company and a third party (“Northeast Partnership Four”) entered into a loan agreement pursuant to which the Company may provide to Northeast Partnership Four up to $2,500 of financing (the “Northeast Partnership Four Loan Agreement”). The Company has a direct equity ownership interest of 35% of the equity interests in the borrower and the Northeast Partnership Four Loan Agreement and associated agreements provide the Company with conversion options to obtain up to 100% at any time through the maturity date, subject to certain provisions and as may be permitted by applicable regulations. The Northeast Partnership Four Loan Agreement also contains provisions and restrictive covenants that provide the Company with operational and financial influence over Northeast Partnership Four and the underlying operating agreement provides the Company with financial distributions based on the associated results of operations. The Company determined that the terms and provisions of the Northeast Partnership Four Loan Agreement and associated agreements create a variable interest in Northeast Partnership Four and met the criteria for consolidation as of such date. The non-controlling interest was determined to have a de minimis fair value. Since the entity is consolidated as a VIE, the intercompany activity related to the Northeast Partnership Four Loan Agreement is eliminated in consolidation.
The Company and Northeast Partnership Four entered into a definitive agreement to acquire an entity that received licensing approvals for the operation of an adult-use dispensary, subject to regulatory approval which is expected to be received within twelve to eighteen months following the signing date, for a total of $1,500 of cash consideration. Of the total consideration, $250 was paid as a deposit during the fourth quarter of 2024 and was included within “Other current assets” on the unaudited Condensed Consolidated Balance Sheet in the Financial Statements as of December 31, 2024, $250 was paid at signing, and the remaining $1,000 will be paid at final closing and is included as a sellers’ note; refer to Note 11, “Debt” in the Financial Statements. The Company will also assume the lease associated with the dispensary location. Of the total consideration, $1,383 was allocated to the cost of the license as of the effective date and $117 was allocated to the security deposit for the associated lease, which had a lease liability and ROU asset of $872 and is classified as a finance lease; refer to Note 10, “Leases,” for additional information regarding the Company’s lease arrangements. Additionally, the Company recorded an acquisition-related deferred tax liability of $607, which was allocated to the license as additional cost basis as of the effective date. The net loss attributable to the non-controlling interest was not significant during the three and nine months ended September 30, 2025. Refer to Note 8, “Variable Interest Entities,” in the Financial Statements for additional information.
Northeast Partnership Three Activity
In May 2025, a consolidated VIE of the Company (“Northeast Partnership Three”) entered into a definitive agreement to acquire an adult-use dispensary (“Northeast Partnership Dispensary One”). The parties also entered into a consulting agreement under which Northeast Partnership Three will provide management and advisory services for a set fee, which became effective in June 2025 and will remain in place until regulatory approval of the definitive agreement is received and the underlying transaction thereby closes. Based on the provisions of this consulting agreement, Northeast Partnership Three obtained operational and financial influence over Northeast Partnership Dispensary One and therefore recognized the transaction as a business combination as of the June 2025 effective date of this consulting agreement. Total cash consideration for Northeast Partnership Dispensary One is $3,250, of which $813 was paid at signing and the remainder will be due at final closing, subject to certain closing adjustments. Refer to Note 4, “Acquisitions,” and to Note 8, “Variable Interest Entities,” for additional information.

In September 2025, Northeast Partnership Three acquired an entity that owns and operates two adult-use dispensaries (“Northeast Partnership Dispensaries Two and Three”), which transaction was completed pursuant to a definitive agreement that was signed in February 2025 and was subject to certain closing conditions, including regulatory approval of the underlying transaction, which was received prior to closing. The purchase price consists of $7,850 of cash consideration, adjusted for certain working capital amounts with an initial estimate of $1,040 that will be finalized per the underlying transaction terms. Total consideration also includes $1,598 of other pre-acquisition amounts that are anticipated to be reflected in the final working capital adjustment. Total cash consideration included the settlement of $4,779 related to an outstanding note with a principal balance of $4,100 and associated interest. Of the remaining total cash consideration, $250 was paid at signing and $1,541 was paid at closing. The remainder is due on the one-year anniversary of closing and is subject to final working capital adjustments. This transaction also provides for an earn-out payment, payable in cash, in an amount equal to the lesser of $2,000 or three times the Annual EBITDA (as defined) during the one-year period following closing. The initial fair value estimate of $1,800 for this earn-out was determined utilizing an income approach based on a probability-weighted estimate of the future payment discounted using the Company’s estimated incremental borrowing rate and is classified within Level 3 of the fair value hierarchy. Refer to Note 4, “Acquisitions,” and to Note 8, “Variable Interest Entities,” for additional information.
Other Activity
In August 2025, the Company acquired a conditional adult-use license for $2,000 of cash consideration. this transaction was accounted for as an asset acquisition as of the effective date and the total cash consideration was allocated as the cost of the license acquired. Of the total cash consideration, $1,000 was paid to the seller as of the effective date and the remainder was remitted to escrow, to be released to the seller upon regulatory approval of the underlying license transfer, which remains pending. The Company also assumed the lease for the associated dispensary location which had a lease liability and ROU asset of $1,710 as of the effective date and is classified as a finance lease; refer to Note 10, “Leases,” for additional information regarding the Company’s leases. Additionally, the Company recorded an acquisition-related deferred tax liability of $878, which was allocated to the license as additional cost basis as of the effective date. Direct transaction costs were not material. Refer to Note 4, “Acquisitions,” for additional information.
In September 2025, the Company exercised an option to acquire Ohio Patient Access, LLC (“OPA”), pursuant to a definitive agreement that was entered into in 2022, as amended (the “Ohio Agreement”). As further described in Note 4, “Acquisitions,” the related transaction closed in October 2025 and the Company remitted $7,000 of the remaining consideration at that time. The remaining $2,000 of total transaction consideration will be remitted upon the final transfer of each of two additional licenses that OPA was subsequently awarded, which transfer is expected to occur after the related dispensary locations open.
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

Key Financial Highlights
•Revenue decreased by $16,913, or 12%, during the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, primarily driven by declines across our legacy business resulting from increased competition and pricing pressure in most of our markets, slightly offset by incremental revenue from acquisitions and partnerships.
•Operating loss was $1,325 during the three months ended September 30, 2025, as compared to $2,417 during the three months ended September 30, 2024, primarily resulting from improved margins and reduced general and administrative expenses, which were largely attributable to certain strategic initiatives implemented during the second half of 2024.
•Net decrease in cash and cash equivalents of $982 during the nine months ended September 30, 2025, primarily resulting from investments in capital assets and payments associated with acquisitions, offset by funding provided by improvements in working capital management and net proceeds from the issuance of debt.

RESULTS OF OPERATIONS
Three Months Ended September 30, 2025 Compared with the Three Months Ended September 30, 2024

	Three Months Ended September 30,
($ in thousands)	2025	2024	Increase / (Decrease)
Revenue, net	$124,734	$141,647	$(16,913)	(12)%
Cost of goods sold	(81,133)	(97,918)	(16,785)	(17)%
Gross profit	43,601	43,729	(128)	NM*
Gross profit %	35.0%	30.9%
Operating expenses
General and administrative expenses	44,926	46,146	(1,220)	(3)%
Operating loss	(1,325)	(2,417)	(1,092)	(45)%

Other (expense) income
Interest expense	(12,562)	(16,481)	(3,919)	(24)%
Other, net	341	409	(68)	(17)%
Total other expense	(12,221)	(16,072)	(3,851)	(24)%
Loss before income taxes	(13,546)	(18,489)	(4,943)	(27)%
Income tax expense	(12,279)	(9,767)	2,512	26%
Net loss	$(25,825)	$(28,256)	$(2,431)	(9)%
*Not meaningful
Revenue
Revenue decreased by $16,913 during the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. Revenue across legacy dispensary locations declined by $17,144, primarily driven by softness in Illinois and New Jersey that was partially offset by a benefit from adult-use sales in Ohio which began during the third quarter of 2024. Additionally, the decrease was partially offset by a contribution of $6,113 of incremental revenue from partner stores and by $1,216 of incremental revenue from new store openings that occurred in the second half of 2024 that were associated with previously acquired licenses. Net revenue from our wholesale operations declined by $7,098 resulting from increased competition and price compression across certain markets, particularly in Illinois and New Jersey, as well as from an increased focus on selling products through Company-owned and partner stores. During the three months ended September 30, 2025, we sold approximately 53,000 pounds of wholesale product, on a gross basis, compared to 48,000 pounds during the three months ended September 30, 2024.

Cost of Goods Sold and Gross Profit
Cost of goods sold decreased by $16,785 during the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. Cost of goods sold represents direct and indirect expenses attributable to the production of wholesale products as well as direct expenses incurred in purchasing products from other wholesalers. Gross profit for the three months ended September 30, 2025 was $43,601, representing a gross margin of 35.0%, compared to gross profit of $43,729 and gross margin of 30.9% for the three months ended September 30, 2024. Gross margin for the current quarter benefited from improved realization and better production output across certain cultivation facilities, and a benefit from a higher volume of Company-produced products sold through our retail stores. These benefits were partially offset by an impact from increased competition and pricing pressure across most of our markets. The current period includes a $3,580 benefit from a rebalancing of overhead expenses at certain cultivation locations from cost of goods sold to general and administrative expenses based on overhead allocations relative to production output at those locations, but was impacted by $5,218 of higher write-downs of certain inventory items related to net realizable value adjustments, expired products, and obsolete packaging.
General and Administrative Expenses
General and administrative expenses decreased by $1,220, or 3%, during the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. The decrease was primarily driven by:
•$2,671 of lower professional services fees resulting from certain cost-savings initiatives; and
•the absence of a $2,083 reserve recognized in the prior year related to a long-term receivable.
These decreases were partially offset by:
•a $2,681 increase in overhead expenses, including $3,580 of expenses associated with a rebalancing of certain overhead expenses from cost of goods sold, as well as costs associated with the expansion of operations, partially offset by ongoing cost control initiatives;
•$1,079 of higher depreciation and amortization, which was attributable to a larger average balance of fixed assets in service and the incremental amortization of licenses from prior year acquisitions; and
•a $836 increase in equity-based compensation expense primarily resulting from the absence of a benefit recognized in the prior year due to a reversal of expense associated with the forfeiture of certain awards.
Interest Expense
Interest expense decreased by $3,919, or 24%, during the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. The prior year period includes a $5,475 loss on extinguishment associated with the prepayment of certain previously outstanding loans, whereas the current year was impacted by higher cash interest expense associated with new term notes (refer to “Liquidity and Capital Resources” for further information) and higher interest on finance leases (refer to Note 10, “Leases,” in the Financial Statements for additional information). During the three months ended September 30, 2025, the Company had a weighted-average outstanding debt balance of $339,821 with a weighted-average interest rate of 11.8%, excluding finance leases, compared to a weighted-average debt balance of $325,477 during the three months ended September 30, 2024 with a weighted-average interest rate of 10.9%.

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
The internal revenue service has taken the position that cannabis companies are subject to the limitations of Internal Revenue Code (“IRC”) Section 280E, under which such companies are only allowed to deduct expenses directly related to the sales of product. This results in permanent differences between ordinary and necessary business expenses deemed non-allowable under IRC Section 280E and those allowed for financial statement reporting purposes (“book-to-tax” differences). Cannabis companies operating in states that align their tax codes with IRC Section 280E are also unable to deduct ordinary and necessary business expenses for state tax purposes. Ordinary and necessary business expenses deemed non-deductible under IRC Section 280E are treated as permanent book-to-tax differences. Therefore, the effective tax rate on income realized by cannabis companies can be highly variable and may not necessarily correlate with pre-tax income or loss. As of September 30, 2025, the Company recorded an uncertain tax liability totaling $186,818 for uncertain tax positions related to the treatment of certain transactions and deductions under IRC Section 280E based on legal interpretations that challenge the Company’s tax liability under IRC Section 280E. The Company has been selected for examination of its amended tax returns filed with these unrecognized tax benefits but does not currently anticipate its unrecognized tax benefits to be resolved in the next twelve months and anticipates that the total amount of unrecognized tax benefits may change within the next twelve months for additional uncertain tax positions taken on a go-forward basis. If favorably resolved, the unrecognized tax benefits would decrease the Company’s effective tax rate.
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
Income tax expense was $12,279, or 28.2%, of gross profit, during the three months ended September 30, 2025, as compared to $9,767, or 22.3%, of gross profit, during the three months ended September 30, 2024. The effective tax rate on gross profit for the three months ended September 30, 2025 was impacted by higher penalties and interest due on tax payments and uncertain tax positions, partially offset by a benefit from an incremental impact attributable to the tax treatment of certain acquired intangible assets. Refer to Note 14, “Income Taxes,” in the Financial Statements for additional information regarding the Company’s income taxes.

RESULTS OF OPERATIONS
Nine Months Ended September 30, 2025 Compared with the Nine Months Ended September 30, 2024

	Nine Months Ended September 30,
($ in thousands)	2025	2024	Increase / (Decrease)
Revenue, net	$380,035	$425,593	$(45,558)	(11)%
Cost of goods sold	(255,481)	(288,254)	(32,773)	(11)%
Gross profit	124,554	137,339	(12,785)	(9)%
Gross profit %	32.8%	32.3%
Operating expenses
General and administrative expenses	124,395	138,703	(14,308)	(10)%
Operating profit (loss)	159	(1,364)	1,523	112%

Other (expense) income
Interest expense	(35,810)	(33,554)	2,256	7%
Other, net	1,302	1,098	204	19%
Total other expense	(34,508)	(32,456)	2,052	6%
Loss before income taxes	(34,349)	(33,820)	529	2%
Income tax expense	(35,141)	(34,383)	758	2%
Net loss	$(69,490)	$(68,203)	$1,287	2%
Revenue
Revenue decreased by $45,558, or 11%, during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. Revenue across legacy dispensary locations declined by $49,486 across our legacy locations, primarily driven by softness in Illinois, New Jersey, and Massachusetts that was partially offset by a benefit from adult-use sales in Ohio which began during the third quarter of 2024. Additionally, the decrease was partially offset by a contribution of $14,442 of incremental revenue from partner stores and by $7,757 of incremental revenue from new store openings that occurred in the second half of 2024 that were associated with previously acquired licenses. Net revenue from our wholesale operations declined by $18,271 resulting from increased competition and price compression across certain markets, particularly in Illinois and New Jersey, as well as from an increased focus on selling products through Company-owned and partner stores. During the nine months ended September 30, 2025, we sold approximately 165,000 pounds of wholesale product, on a gross basis, compared to 141,000 pounds during the nine months ended September 30, 2024.
Cost of Goods Sold and Gross Profit
Cost of goods sold decreased by $32,773, or 11%, during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. Cost of goods sold represents direct and indirect expenses attributable to the production of wholesale products as well as direct expenses incurred in purchasing products from other wholesalers. Gross profit for the nine months ended September 30, 2025 was $124,554, representing a gross margin of 32.8%, compared to gross profit of $137,339 and gross margin of 32.3% for the nine months ended September 30, 2024. Gross margin in the current year benefitted from improved realization at certain cultivation facilities and better production output across our cultivation facilities, primarily Illinois and Massachusetts, and benefit from a higher volume of Company-produced products sold through our retail stores, partially offset by increased competition and pricing pressure across most of our markets, particularly in New Jersey and Illinois. The current period includes a $6,693 benefit from a rebalancing of overhead expenses at certain cultivation locations from cost of goods sold to general and administrative expenses based on overhead allocations relative to production output at those locations, but was impacted by $11,660 of higher write-downs of certain inventory items related to net realizable value adjustments, expired products, and obsolete packaging.

General and Administrative Expenses
General and administrative expenses decreased by $14,308, or 10%, during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. The decrease was primarily driven by:
•a $6,487 decrease in total compensation expense, including $8,310 lower equity-based compensation expense that was largely due to the acceleration of certain awards, offset by the forfeiture of other awards, in the prior year, partially offset by slightly higher headcount in the current year due to the expansion of operations;
•the absence of a $5,447 estimated reserve recognized in the prior year related to certain amounts associated with a previous transaction;
•$2,984 of lower professional service fees resulting from certain cost-savings initiatives; and
•the absence of a $2,083 reserve and $984 discount on a long-term receivable recognized in the prior year.
These decreases were partially offset by:
•a $4,881 increase in overhead expenses, including $6,693 of expenses associated with a rebalancing of certain overhead expenses from cost of goods sold, as well as costs associated with the expansion of operations, partially offset by ongoing cost control initiatives; and
•a $1,734 increase in depreciation and amortization expense, which was attributable to a larger average balance of fixed assets in service.
Interest Expense
Interest expense increased by $2,256, or 7%, during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, primarily driven by higher cash interest expense associated with new term notes (refer to “Liquidity and Capital Resources” for further information) and higher interest on finance leases (refer to Note 10, “Leases,” in the Financial Statements for additional information). The prior year period includes a $5,475 loss on extinguishment associated with the prepayment of certain previously outstanding loans. During the nine months ended September 30, 2025, the Company had a weighted-average outstanding debt balance of $343,356 with a weighted-average interest rate of 11.4%, excluding finance leases, compared to a weighted-average debt balance of $319,014 during the nine months ended September 30, 2024 with a weighted-average interest rate of 10.9%.
Income Tax Expense
Income tax expense was $35,141, or 28.2%, of gross profit, during the nine months ended September 30, 2025, as compared to $34,383, or 25.0%, of gross profit, during the nine months ended September 30, 2024. The effective tax rate on gross profit for the nine months ended September 30, 2025 was impacted by higher penalties and interest due on tax payments and uncertain tax positions, partially offset by a benefit from an incremental impact attributable to the tax treatment of certain acquired intangible assets. Refer to Note 14, “Income Taxes,” in the Financial Statements for additional information regarding the Company’s income taxes.

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
The following table presents Adjusted Gross Profit for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Gross Profit	$43,601	$43,729	$124,554	$137,339
Depreciation and amortization included in cost of goods sold	6,928	7,864	25,209	22,631
Equity-based compensation included in cost of goods sold	329	230	1,631	6,777
Non-cash inventory adjustments(1)	6,967	1,749	13,883	2,223
Adjusted Gross Profit	$57,825	$53,572	$165,277	$168,970
Adjusted Gross Margin	46.4%	37.8%	43.5%	39.7%
(1)Consists of write-offs of expired products, obsolete packaging, and net realizable value adjustments related to certain inventory items.

The following table presents Adjusted EBITDA for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Net loss	$(25,825)	$(28,256)	$(69,490)	$(68,203)
Income tax expense	12,279	9,767	35,141	34,383
Other, net	(341)	(409)	(1,302)	(1,098)
Interest expense	12,562	16,481	35,810	33,554
Depreciation and amortization	16,771	16,628	53,001	48,689
Non-cash inventory adjustments(1)	6,967	1,749	13,883	2,223
Equity-based compensation	806	(129)	2,610	16,066
Start-up costs(2)	4,092	884	8,708	2,329
Transaction-related and other non-recurring expenses(3)	3,783	8,402	8,251	18,006
Loss (gain) on sale of assets	—	—	55	(11)
Adjusted EBITDA	$31,094	$25,117	$86,667	$85,938
Adjusted EBITDA Margin	24.9%	17.7%	22.8%	20.2%
(1)Consists of write-offs of expired products, obsolete packaging, and net realizable value adjustments related to certain inventory items.
(2)One-time costs associated with acquiring real estate, obtaining licenses and permits, and other costs incurred before commencement of operations at certain locations, as well as incremental expenses associated with the expansion of activities at our cultivation facilities that are not yet operating at scale, other expenses resulting from delays in regulatory approvals, and other related one-time or non-recurring expenses, as applicable. The three and nine months ended September 30, 2025 also include $3,580 and $6,693, respectively, of unallocated overhead expenses at certain cultivation facilities resulting from a rebalancing of overhead expenses from cost of goods sold to general and administrative expenses based on overhead allocations relative to production output at those locations.
(3)Other non-recurring expenses including legal and professional fees associated with litigation matters, potential acquisitions, other regulatory matters, and other reserves or one-time expenses. The nine months ended September 30, 2025 includes approximately $700 of expenses associated with our May 2025 term loans and approximately $400 of expenses associated with our January 2025 term loans. The three and nine months ended September 30, 2025 include approximately $170 and $270, respectively, of fair value adjustments associated with acquisition earn-outs. The three and nine months ended September 30, 2024 each include a reserve of $2,083 associated with a noncurrent receivable and approximately $3,600 of expenses associated with a debt refinancing. The nine months ended September 30, 2024 also includes: a reserve of $5,774 related to certain amounts associated with a previous transaction, $984 recognized as a discount on a noncurrent receivable, and a $630 fair value adjustment related to an acquisition earn-out.

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
As of September 30, 2025 and December 31, 2024, we had total current liabilities of $96,004 and $144,541, respectively, and total current assets of $209,214 and $229,376, respectively, which includes cash and cash equivalents of $87,272 and $88,254, respectively, to meet our current obligations. As of September 30, 2025, we had working capital of $113,210, compared to $84,835 as of December 31, 2024.
Approximately 94% and 93% of our cash and cash equivalents balance as of September 30, 2025 and December 31, 2024, respectively, is on deposit with banks, credit unions, or other financial institutions. We have not experienced any material impacts related to banking restrictions applicable to cannabis businesses. Our cash and cash equivalents balance is not restricted for use by VIEs.
As reflected in the Financial Statements, we had an accumulated deficit as of September 30, 2025 and December 31, 2024, as well as a net loss for the nine months ended September 30, 2025 and 2024, which are indicators that raise substantial doubt of our ability to continue as a going concern. Management believes that substantial doubt of our ability to continue as a going concern for at least one year from the issuance of our Financial Statements has been alleviated due to the cash balance on hand and the generation of positive net cash provided by operating activities. Management plans to continue to access capital markets for additional funding through debt and/or equity financings to supplement future cash needs, as may be required. However, management cannot provide any assurances that the Company will be successful in accomplishing its business plans. If we are unable to raise additional capital on favorable terms, if at all, whenever necessary, we may be forced to decelerate or curtail certain of our operations until such time as additional capital becomes available.

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
The 2024 Term Notes bear interest at a rate of 12.75% per annum, payable semi-annually in arrears on January 15 and July 15 of each year until the maturity date, commencing on January 15, 2025, unless earlier prepaid in accordance with the terms of the July 2024 Loan Agreement. In conjunction with the May 2025 Term Notes, those lenders prepaid $2,323 of accrued interest from the January 15 interest payment date through issuance, and, in turn, those lenders received interest for the full interest payment period that was payable on July 15, 2025. The 2024 Term Notes are irrevocably and unconditionally guaranteed, jointly and severally, on a senior secured basis by certain of the Company’s subsidiaries (the “Guarantees”). The 2024 Term Notes and the Guarantees are (i) secured, on a first lien basis, by substantially all assets of the Company and the guarantors of the 2024 Term Notes, subject to certain carveouts, and (ii) issued and governed by the July 2024 Loan Agreement.
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

Pursuant to the July 2024 Loan Agreement, the Company has agreed to comply with certain customary covenants, including, but not limited to, restrictions on the Company’s ability to: declare or pay dividends or make certain other payments; purchase, redeem, or otherwise purchase or retire for value any equity interests or any subordinated indebtedness or otherwise make any restricted investment or restricted payment; incur certain indebtedness; create certain liens; consolidate, amalgamate, merge, or transfer all or substantially all of the assets of the Company and certain restricted subsidiaries taken as a whole; enter into certain transactions with affiliates; and engage in certain types of businesses. Additionally, the July 2024 Loan Agreement provides for customary events of default which, if certain of them occur, would permit certain parties, including holders of not less than 25% in aggregate principal of the then-outstanding 2024 Term Notes to declare the principal of, and interest or premium, if any, and any other monetary obligations on, all the then-outstanding 2024 Term Notes to be due and payable immediately. In January 2025, the July 2024 Loan Agreement was amended to modify certain terms and provisions, which amended terms and provisions were not due to actual or anticipated covenant violations. The July 2024 Loan Agreement requires the Company, on a consolidated basis, to maintain liquidity, consisting of cash and/or cash equivalents plus any future revolving credit availability, as of the last day of each fiscal month, as amended, in an aggregate amount of at least $20,000, with which the Company was in compliance as of September 30, 2025. The Company is required to comply with certain other financial covenants in contemplation of certain transactions or events, such as acquisitions and other financing activities, as defined within and provided for under the July 2024 Loan Agreement, as amended.
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

Mortgage Note
On September 29, 2025, certain of the Company’s subsidiaries (the “Borrowing Subsidiaries”) entered into a loan agreement and related promissory note with an aggregate principal amount of $9,345 (the “Mortgage Note”), which was borrowed in full. The Company anticipates utilizing the net proceeds for general corporate purposes, including to fund growth initiatives. The Mortgage Note matures on September 29, 2030 and borrowings thereunder bear interest at a rate of 8.5% per annum. Monthly payments of principal and interest will commence on November 1, 2025. Principal will be repaid based on an amortization period of twenty years and any unpaid principal and accrued interest will be due and payable upon maturity. As of September 30, 2025, $163 is included within “Current portion of debt, net” and $9,182 is included within “Long-term debt, net” on the unaudited Condensed Consolidated Balance Sheet in the Financial Statements. The Company incurred $102 of direct financing fees associated with the Mortgage Note, which will be amortized over the respective term. The obligations under the Mortgage Note are secured by mortgages on three properties that the Company owns in Ohio, as well as assignment of any leases and rent amounts related to these properties that the Company may enter into. The Mortgage Note contains customary representations and events of default. The Borrowing Subsidiaries have agreed to comply with certain customary covenants, including, but not limited to, restrictions on their ability to: incur additional indebtedness; create certain liens; make material changes to the nature of the business conducted; and sell, lease, transfer, or otherwise dispose of all or a substantial part of their assets. The Mortgage Note also requires the Borrowing Subsidiaries to maintain a debt service coverage ratio (as defined in the Mortgage Note) of not less than 1.30 to 1.00 measured annually based on the entire calendar year and commencing on December 31, 2026.
Cash Flows

	Nine Months Ended September 30,
(in thousands)	2025	2024
Net cash provided by operating activities	$21,737	$38,126
Net cash used in investing activities	(28,973)	(30,004)
Net cash provided by (used in) financing activities	6,254	(15,351)
Operating Activities
Net cash provided by operating activities decreased by $16,389 during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. The current year reflects $36,431 of cash interest paid on the 2024 Term Notes, compared with $15,460 paid for interest in the prior year. The current year reflects improvements in working capital management, including a net benefit from the collection of receivables and the timing of payments to suppliers and vendors, whereas the prior year included a benefit from tax refunds totaling approximately $17,800.
Investing Activities
Net cash used in investing activities decreased by $1,031 during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. The current year reflects lower payments associated with acquisitions as compared to the prior year, whereas the prior year includes the collection of a note receivable.
Financing Activities
Net cash provided by financing activities was $6,254 during the nine months ended September 30, 2025, as compared to $15,351 of net cash used during the nine months ended September 30, 2024. The current period reflects the receipt of net proceeds from the Mortgage Note and other term notes issued in 2025, net of related financing costs, partially offset by the May 2025 Prepayment and repurchases of common stock. The prior year primarily reflects the utilization of proceeds from the issuance of the July 2024 Term Notes to partially prepay amounts then-outstanding under the 2021 Credit Facility and related financing costs, as well as the remittance of taxes withheld under equity-based compensation plans and the payment of contingent consideration associated with a prior acquisition.

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
The following table summarizes the Company’s material future contractual obligations as of September 30, 2025:

(in thousands)	Commitments Due by Period
Contractual Obligations	Total	Remainder of 2025	2026 - 2027	2028 - 2029	Thereafter
Term notes(1)	$300,000	$—	$—	$300,000	$—
Fixed interest related to term notes(2)	153,210	—	76,500	76,710	—
Mortgage Note(3)	13,165	164	1,965	1,965	9,071
Sellers’ notes(4)	22,557	7,000	15,557	—	—
Finance arrangements(5)	19,244	641	5,257	5,238	8,108
Operating leases(6)	596,985	9,892	81,046	85,081	420,966
Finance leases(6)	72,599	1,930	14,746	14,122	41,801
Total	$1,177,760	$19,627	$195,071	$483,116	$479,946
(1)Principal payments due under our term notes payable as of September 30, 2025. Refer to Note 11, “Debt,” in the Financial Statements for additional information.
(2)Represents fixed interest rate payments on borrowings under our term notes payable based on the principal outstanding as of September 30, 2025. Interest payments could fluctuate based on prepayments or additional amounts borrowed.
(3)Represents payments due monthly on borrowings under our Mortgage Note, which consist of principal and interest. Refer to Note 11, “Debt,” in the Financial Statements for additional information.
(4)Consists of amounts owed for acquisitions or other purchases. Certain cash payments include an interest accretion component, and the timing of certain payments may vary based on regulatory approval. Refer to Note 11, “Debt,” in the Financial Statements for additional information.
(5)Reflects our contractual obligations to make future payments under non-cancelable operating leases that did not meet the criteria to qualify for sale leaseback treatment. Refer to Note 10, “Leases,” in the Financial Statements for additional information.
(6)Reflects our contractual obligations to make future payments under non-cancelable leases. Refer to Note 10, “Leases,” in the Financial Statements for additional information.
The table above excludes up to a total of $10,000 that we expect to fund under a research collaboration agreement associated with a prior acquisition and of which $819 was remitted during the nine months ended September 30, 2025. The remainder will be paid based on a percentage of annual revenue through April 2031, unless satisfied earlier. Refer to Note 15, “Commitments and Contingencies,” in the Financial Statements for additional information.
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
As of September 30, 2025, our construction in progress (“CIP”) balance was $10,335 and relates to capital spending on projects that were not yet complete. This balance includes amounts related to certain expansion projects at our New Jersey, Illinois, and Massachusetts cultivation facilities, partner dispensary build-outs, and other projects across our dispensaries and cultivation facilities.
Share Repurchase Program
In December 2024, the Company’s board of directors (the “Board”) authorized a share buyback program (the “Buyback Program”) which permits the Company to repurchase up to the lesser of: (i) 10,216 shares of the Company’s Class A common stock; and (ii) $2,250 worth of shares of Class A common stock, in the open market pursuant to a normal course issuer bid, subject to applicable legal, regulatory, and contractual requirements. The total number of shares purchased, timing of purchases, and share prices are dependent upon market conditions and business considerations, any applicable securities law requirements, CSE rules, and any determination of best use of cash available at the time. Any such shares purchased will be retired. The Buyback Program will expire on January 1, 2026, and may be suspended, terminated, or modified at any time for any reason and the Company is under no obligation to purchase any such shares for the duration of the Buyback Program. As of September 30, 2025, a total of 3,682 shares had been repurchased under the Buyback Program for an aggregate cost, inclusive of fees, of $1,580. As of September 30, 2025, approximately $670 worth of share purchases remains available under the Buyback Program. Refer to Note 12, “Stockholders’ Equity,” in the Financial Statements for additional information regarding the Company’s capital structure.
Other Matters
Equity Incentive Plans
The Company’s current stock incentive plan, as amended, (the “Amended 2021 Plan”), authorizes the issuance of options, stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”), and other stock-based awards (collectively the “2021 Plan Awards”). The Amended 2021 Plan provides for a maximum number of shares of Class A common stock available for issuance to not exceed 10% of the total number of issued and outstanding shares of Class A common stock, on a non-diluted basis, as constituted on the grant date of a plan award. As of September 30, 2025, there were 3,704 shares of Class A common stock available for grant for future awards under the Amended 2021 Plan.
During the nine months ended September 30, 2025, the Company granted a total of 225 RSUs under the Amended 2021 Plan and a total of 3,733 granted are unvested as of September 30, 2025. Total unrecognized compensation cost related to the RSUs was $2,464 as of September 30, 2025, which is expected to be recognized over a weighted-average remaining period of 2.1 years.

As of September 30, 2025, a total of 12,818 stock option awards are outstanding under the Amended 2021 Plan, of which 3,866 are exercisable. A total of 9,936 options were granted during the nine months ended September 30, 2025 and a total of 171 were exercised. As of September 30, 2025, the outstanding options have a remaining weighted-average contractual life of 1.9 years and total unrecognized compensation cost related to unvested options was $1,055, which is expected to be recognized over a weighted-average remaining period of 1.5 years.
During the three months ended September 30, 2025 and 2024, the Company recognized $477 of equity-based compensation expense and a net benefit of $359, respectively, within “General and administrative expenses” on the unaudited Condensed Consolidated Statements of Operations in the Financial Statements and recognized $329 and $230, respectively, within “Cost of goods sold.” During the nine months ended September 30, 2025 and 2024, the Company recognized $979 and $9,289, respectively, of expense within “General and administrative expenses” and $1,631 and $6,777, respectively, within “Cost of goods sold.”
In July 2021, the Company adopted an employee stock purchase plan (the “2021 ESPP”), pursuant to which 4,000 shares of Class A common stock are reserved for issuance thereunder, subject to certain adjustments and other terms. As of September 30, 2025, no shares have been issued under the 2021 ESPP.
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
Pending Transactions
In April 2025, the Company entered into a definitive agreement pursuant to which the Company proposes to exchange its Ohio cultivation license and facility and related assets (the “Ohio Cultivation Assets”) for an entity that anticipates obtaining an adult-use license in New Jersey and $1,000 of cash consideration. Pursuant to this definitive agreement, the Company also proposes to acquire an entity in Ohio that owns and operates a dispensary in Ohio in exchange for a conditional dispensary license that the Company expects to receive, plus an additional $1,000 of cash consideration. This transaction is subject to certain closing conditions, including regulatory approvals. The Ohio Cultivation Assets were being contemplated for sale in this specific transaction with this specific buyer and the Company determined the Ohio Cultivation Assets do not meet the criteria to be classified as held-for-sale as of September 30, 2025. The total of the Ohio Cultivation Assets was approximately $8,700 as of September 30, 2025, including $3,900 of intangible assets, net, $3,000 of goodwill, $1,300 of inventory, and $300 of property and equipment, net.

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
As reflected in the Financial Statements, the Company had an accumulated deficit as of September 30, 2025 and December 31, 2024, as well as a net loss for the nine months ended September 30, 2025 and 2024, which are indicators that raise substantial doubt of our ability to continue as a going concern. Management believes that substantial doubt of our ability to continue as a going concern for at least one year from the issuance of our Financial Statements has been alleviated due to the cash balance on hand and the generation of positive net cash provided by operating activities. Management plans to continue to access capital markets for additional funding through debt and/or equity financings to supplement future cash needs, as may be required. However, management cannot provide any assurances that we will be successful in accomplishing our business plans. If we are unable to raise additional capital on favorable terms, if at all, whenever necessary, we may be forced to decelerate or curtail certain of our operations until such time as additional capital becomes available.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
There have been no sales of unregistered securities during the quarter ended September 30, 2025, and from the period from October 1, 2025 to the filing date of this report, which have not been previously disclosed in a prior Quarterly Report on Form 10-Q or Current Report on Form 8-K.
In the third quarter of 2025, we purchased shares of our Class A common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share (including fees)	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares That May Yet Be Purchased Under Out Share Repurchase Plans (in thousands)(1)(2)
July 1 through July 31	201,500	$0.35	201,500	$1,186
August 1 through August 31	—	$—	—	$1,186
September 1 through September 30	757,000	$0.68	757,000	$670
	958,500		958,500
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5. OTHER INFORMATION.
Securities Trading Plans of Directors and Executive Officers
During the three months ended September 30, 2025, none of our executive officers or directors adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

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

Ascend Wellness Holdings, Inc.

November 10, 2025	/s/ Samuel Brill
Samuel Brill Chief Executive Officer (Principal Executive Officer)

November 10, 2025	/s/ Roman Nemchenko
Roman Nemchenko Chief Financial Officer (Principal Financial Officer)