Form 10-K
period 2025-12-31
Ascend Wellness Holdings, Inc.
filed 2026-03-12
CIK 1756390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
174 NJ-17
Rochelle Park, NJ 07662
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s Class A common stock on June 30, 2025 as reported on the Canadian Stock Exchange on that date: $54,771,398
As of March 10, 2026, there were 202,200,918 shares of the registrant’s Class A common stock, par value $0.001, and 65,000 shares of the registrant’s Class B common stock, par value $0.001, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain parts of the registrant’s Definitive Proxy Statement relating to the registrant’s 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

ASCEND WELLNESS HOLDINGS, INC
TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K for Ascend Wellness Holdings, Inc. and its subsidiaries (collectively referred to as “AWH,” “Ascend,” “we,” “us,” “our,” or the “Company”) contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, and forward-looking information within the meaning of applicable Canadian securities laws (collectively, “forward-looking statements”). Forward-looking statements are statements other than statements of historical fact and reflect our current expectations regarding future events and operating performance. These forward-looking statements are based on management’s current expectations, estimates, projections, beliefs, and assumptions, which are inherently subject to change.
We make forward-looking statements related to future expectations, estimates, and projections that are uncertain and often contain words such as, but not limited to, “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “potential,” “project,” “should,” “target,” “will,” “would” or other similar words or phrases. Such forward-looking statements are made as of the date of this Form 10-K.
Forward-looking statements appear in many places in this Form 10-K, including under “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” For example, statements regarding the potential future impact of macroeconomic conditions or regulatory developments on the Company’s business or results of operations are forward-looking statements. Forward-looking statements may also relate to, among other things, regulatory developments (including changes in federal and state cannabis laws, regulations, enforcement priorities, or regulatory interpretations), market conditions, liquidity and capital resources, expansion plans, licensing matters, competitive dynamics, tax matters (including the application of Section 280E of the Internal Revenue Code), and other aspects of our business and operations. Forward-looking statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties, and assumptions that could cause actual results to differ materially from those expressed or implied by such statements. Important factors that could cause actual results to differ materially include those described in Part I, Item 1A (“Risk Factors”), Part II, Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”), and elsewhere in this Form 10-K and our other filings with the United States Securities and Exchange Commission (the “SEC”) and applicable Canadian securities regulatory authorities. Readers are cautioned not to place undue reliance on forward-looking statements.
Forward-looking statements speak only as of the date they are made. Except as required by law, the Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I
ITEM 1. BUSINESS
Background
Ascend Wellness Holdings, Inc. is a vertically integrated multi-state cannabis operator focused on operating in adult-use or near-term adult-use states in primarily limited license markets. Ascend’s core business is the cultivation, manufacturing, and distribution of cannabis consumer packaged goods, which are sold through company-owned retail stores, to retail partner locations, and third-party licensed retail locations. The Company is a reporting issuer in the United States and in each of the provinces and territories of Canada. The Company’s shares of Class A common stock are listed in Canada on the Canadian Securities Exchange (“CSE”) under the symbol “AAWH.U” and in the United States on the OTCQX Best Market (the “OTCQX”) under the symbol “AAWH.” Ascend is an emerging growth company under federal securities laws and as such Ascend is able to elect to follow scaled disclosure requirements for this filing.
The Company was founded in 2018 with initial operations in Illinois and has since expanded its operational footprint, primarily through acquisitions, and now has operations or financial interests in seven U.S. geographic markets: Illinois, Maryland, Massachusetts, Michigan, New Jersey, Ohio, and Pennsylvania. Additionally, the Company has contractual relationships with certain third-party license holders, which we refer to as our “retail partner locations.” During 2024, the Company opened four dispensaries and began providing support to two retail partner locations. During 2025, the Company re-opened its Detroit, Michigan dispensary and began providing support to seven additional retail partner locations, for a total of 47 open dispensaries across our portfolio as of December 31, 2025. Of this total, 42 of our dispensaries are in states that have passed legislation permitting adult-use cannabis.
The Company has fully-financed expansion plans to achieve a total target of 60 total retail locations, including retail partner locations, in the medium-term. The Company is pursuing opportunities to partner with additional social equity license holders to expand the Company’s presence in various states. Ascend operates cultivation facilities in six states with approximately 258,000 square feet of total canopy.
Ascend believes in bettering lives through cannabis. Our mission is to improve the lives of its customers, employees, and the communities we serve through the use of the cannabis plant. As of March 1, 2026, the Company employed approximately 2,300 people across the cultivation, processing, retail, and corporate functions, excluding employees of retail partner locations.
A list of our significant subsidiaries is set forth in Exhibit 21.1 to this Annual Report on Form 10-K. Unless otherwise indicated, we own 100% of the outstanding equity interests of each such subsidiary. Our organizational structure is complex and reflects state-specific licensing requirements that generally require cannabis operations to be conducted through separate legal entities in each jurisdiction.
The Company’s headquarters are located at 174 NJ-17, Rochelle Park, NJ, 07662.
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

Following the Conversion, the Company has authorized 750,000,000 shares of Class A common stock with a par value of $0.001 per share, 100,000 shares of Class B common stock with a par value of $0.001 per share, and 10,000,000 shares of preferred stock with a par value of $0.001 per share. The rights of the holders of Class A common stock and Class B common stock are identical, except for voting and conversion rights. Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to 1,000 votes per share and is convertible at any time into one share of Class A common stock at the option of the holder. The shares of Class B common stock will automatically convert into shares of Class A common stock on a one-for-one basis on May 4, 2026, the five-year anniversary of our initial public offering, and at such time, there will be no shares of Class B common stock outstanding, and all shares of common stock will have an equal vote.
Initial Public Offering
On May 4, 2021, the Company completed an Initial Public Offering (“IPO”) of its Class A common stock, in which it issued and sold 10.0 million shares of Class A common stock at a price of $8.00 per share. On May 7, 2021, the underwriters exercised their over-allotment option in full, and the Company issued and sold an additional 1.5 million shares of Class A common stock. AWH received total net proceeds of approximately $86.1 million after deducting underwriting discounts and commissions and certain other direct offering expenses paid by the Company. In connection with the IPO, the historical common units and preferred units then-outstanding automatically converted into a total of 113.3 million shares of Class A common stock and 65 thousand historical common units were allocated as shares of Class B common stock. Additionally, 3.4 million shares of Class A common stock were issued for a beneficial conversion feature associated with the conversion of certain historical preferred units and the Company’s then-outstanding convertible notes, plus accrued interest, converted into 37.4 million shares of Class A common stock. The Company’s shares of Class A common stock are listed on the CSE under the ticker symbol “AAWH.U” and are quoted on the OTCQX Best Market under the symbol “AAWH.”
Outstanding Securities
As of December 31, 2025, the Company had approximately 206.5 million diluted shares outstanding, which includes approximately 202.2 million shares of Class A common stock, approximately 0.1 million shares of Class B common stock, and approximately 2.4 million total unvested restricted stock awards and restricted stock units. This total also includes approximately 1.8 million warrants outstanding, none of which are in the money based on the closing stock price of the shares of Class A common stock on the CSE on December 31, 2025 of $0.75 per share. In addition to these securities outstanding, there are options outstanding to acquire a total of approximately 12.4 million shares of our Class A common stock, of which approximately 4.9 million are exercisable as of December 31, 2025 with a weighted-average exercise price of $1.21.
Financing History
Historically, Ascend used private financing as a source of liquidity for its short-term working capital needs and general corporate purposes. In addition to capital raised through the IPO, described above, in August 2021, the Company entered into a credit facility under which we initially borrowed $210.0 million through term loans (the “2021 Credit Agreement”), which proceeds were used, in part, to prepay approximately $75.6 million of existing debt and the remainder was used primarily to finance growth initiatives and acquisitions. During the second quarter of 2022, the Company borrowed an additional $65.0 million of term loans under the expansion feature of the credit facility (the “2022 Loans” and, together with the 2021 Credit Agreement, the “2021 Credit Facility”) for total borrowings thereunder of $275.0 million. In July 2024, the Company issued $235.0 million in aggregate principal of senior secured notes due July 16, 2029 (the “July 2024 Term Notes”) through a private placement (the “2024 Notes Offering”) pursuant to an indenture agreement (the “July 2024 Loan Agreement”). The Company utilized the proceeds from the 2024 Notes Offering, along with cash on hand, to prepay $215.0 million of borrowings outstanding under the 2021 Credit Facility. In January 2025, the Company issued an additional $15.0 million of term notes under the July 2024 Loan Agreement for general corporate purposes, including to fund growth initiatives, and in May 2025 we issued an additional $50.0 million, in aggregate principal, of term loans, which proceeds were utilized, along with cash on hand, to prepay the remaining $60.0 million then-outstanding under the 2021 Credit Facility. For additional information regarding the Company’s debt transactions, refer to Note 11, “Debt,” to the notes to the consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K.

To date, the Company has funded many of its cultivation expansion projects via sale leaseback transactions. Through these transactions, the Company received proceeds from the sale of the underlying property and, generally, received a tenant improvement allowance (“TIA”) as part of the underlying lease agreement which is used to fund the expansion of the respective facilities. The Company’s recent significant sale leaseback transactions are further described below:
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
On December 19, 2025, the Company filed a registration statement on Form S-3 (the “Registration Statement”) containing a base shelf prospectus with the SEC (the “Shelf Prospectus”), which Registration Statement became effective on January 22, 2026. A corresponding base shelf prospectus (the “Canadian Prospectus”) was filed with, and receipted by, the securities regulatory authorities in each of the provinces and territories Canada under the U.S.-Canada multijurisdictional disclosure system (“MJDS”). The Registration Statement and Canadian Prospectus register and qualify the offer and sale of up to an aggregate of $100 million of shares of Class A common stock, preferred stock, warrants, debt securities, subscription rights and/or units of the Company (“Securities”) for a period of three years. The terms of any Securities to be offered under the Shelf Prospectus and Canadian Prospectus will be specified in a prospectus supplement, which will be filed with the applicable U.S. and Canadian securities regulatory authorities in connection with any such offering. To date, no prospectus supplement has been filed. The Shelf Prospectus and the Canadian Prospectus were filed to provide additional flexibility to pursue strategic initiatives.
Acquisitions
The Company has grown rapidly by strategically acquiring licenses and operations. Ascend’s core acquisition philosophy has been to acquire assets in: marquee locations, limited-license states, and adult-use or near-adult-use markets. Growth via acquisition has allowed Ascend to strategically select and to operate primarily in highly competitive market dynamics. The Company’s key transactions, excluding transactions with retail partner locations, are detailed in the table below.

Seller	Assets	Locations	Date	Additional Information
MOCA LLC	2 Dispensaries	-Chicago, IL (Logan Square and River North)	Signed in August 2020 and closed in December 2020	This acquisition was the Company’s first entry into the Chicago market and was included in our consolidated results as a variable interest entity (“VIE”) from August 2020 through closing in December 2020.
Southcoast Apothecary, LLC	1 Dispensary	-New Bedford, MA	Initial transaction closed in February 2020 and property purchase closed in August 2020	The New Bedford adult-use dispensary opened in February 2023 and was our first expansion into Southern Massachusetts.

Greenleaf Compassion Center LLC	3 Dispensaries and 1 Cultivation	Dispensaries located in: -Montclair, NJ -Rochelle Park, NJ -Fort Lee, NJ Cultivation located in: -Franklin, NJ	September 2020
At the time of acquisition, only the original Montclair location was operational. We subsequently opened the Rochelle Park dispensary in May 2021 and opened the Fort Lee dispensary in August 2022. All three dispensaries began by serving medical patients but transitioned to include adult-use customers during 2022 following the passage of adult-use legislation in the state. In 2024, we relocated the dispensary in Montclair to Wharton to better serve that market.

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
FPAW was owned by one of the founders of AWH, who assigned 99.9% of its membership interest to AWH in December 2020 and was consolidated as a VIE prior to that date. Two dispensaries in the Grand Rapids, MI area opened in September 2020 and March 2021, and a third opened in early 2023. The Battle Creek and Detroit area dispensaries opened in June 2020 and the Ann Arbor dispensary opened in August 2020. The Detroit dispensary was temporarily closed during 2024 and re-opened during the first quarter of 2025 to serve adult-use customers.

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

Ohio Patient Access, LLC	3 Dispensaries	-Sandusky, OH -Piqua, OH -Cincinnati, OH	Definitive agreement signed in August 2022 and consolidated as a VIE from signing; final closing occurred in October 2025	The dispensaries in Sandusky and Piqua opened in December 2023 and the AWH “flagship” location in Cincinnati opened in January 2024.
HG Holding, LLC	1 Dispensary	-Tinley Park, IL	Definitive agreement was signed in August 2022 and final closing occurred in April 2024	AWH opened a dispensary in Tinley Park, IL in Q2 2023.
InLabs LLC	1 Dispensary	-Northlake, IL	Definitive agreement was signed in August 2022 and final closing occurred in July 2024	AWH opened a dispensary in Northlake, IL in Q4 2023.
Marichron Pharma, LLC	1 Processing Facility	-Columbus, OH	October 2022	The Company acquired a processing facility which will process material produced at the nearby Monroe, OH cultivation facility.
Devi Holdings, Inc.	4 Dispensaries	-1 Aberdeen, MD -1 Crofton, MD -1 Ellicott City, MD -1 Laurel, MD	Definitive agreement signed in January 2023 and closed in April 2023	During 2023, the Company acquired four dispensaries in Maryland.
Amesbury Seller Entity	1 Cultivation	-Amesbury, MA	Definitive agreement signed in January 2024; final closing occurred in April 2025	In January 2024, the Company entered into a definitive agreement to acquire a cultivation and a processing license in Massachusetts, allowing it to add additional capacity to support its growing retail and wholesale customer base in the state.

Description of the Business
Overview of the Company
Ascend is a vertically integrated multi-state cannabis operator focused on adult-use or near-term adult-use cannabis states in limited license markets. The Company’s core business is the cultivation, manufacturing, and distribution of cannabis consumer packaged goods, which are sold through company-owned retail stores, to retail partner locations, and to third-party licensed retail locations. Ascend believes in bettering lives through cannabis, with a mission to improve the lives of its employees, patients, customers and the communities we serve through the use of the cannabis plant.
The consumer products portfolio is generated primarily from plant material that the Company grows and processes. As of December 31, 2025, AWH produces consumer-packaged goods in six manufacturing facilities with 258,000 square feet of total canopy. The Company’s product portfolio consists of a range of cannabis product categories, including flower, pre-rolls, infused pre-rolls, concentrates, vapes, edibles, and tablets. During 2025, we sold approximately 225,000 pounds of wholesale product, on a gross basis. The Company’s expansion plans are subject to capital allocation decisions, the evolving regulatory environment, and general economic factors. See “Forward-Looking Statements.”
Product Offering
Ascend produces and distributes cannabis products for AWH owned retail stores, retail partner locations, and wholesale customers. Ascend’s goal is to provide retail and wholesale customers with consistent access to quality cannabis products while maintaining a variety of form-factors and SKUs. Ascend currently produces multiple form factors including flower, pre-rolls, infused pre-rolls, edibles, concentrates, vapes, and more. Ascend produces products and sells them to its own retail stores in Illinois, Massachusetts, Michigan, New Jersey, Ohio, and Pennsylvania, and to third-party wholesale customers in Illinois, New Jersey, and Massachusetts.
Ascend’s in-house brands offer a wide range of options to meet the preferences of a broad consumer base. Ascend’s branding strategy aims to provide value across the full spectrum of consumer needs, with a portfolio designed to serve customers seeking different product experiences and price points. Ascend’s in-house brands include: Ozone, Simply Herb, High Wired, Honor Roll, Royale, and Effin’.
•Ozone serves as Ascend’s core lifestyle brand, offering a broad range of high-quality products tailored to both experienced consumers and those newer to cannabis. Ozone spans multiple form factors, including flower, pre-rolls, concentrates, vapes, and gummies, and is currently available across all six markets where Ascend operates cultivation facilities. According to BDSA, a provider of market intelligence for the cannabis industry, Ozone ranked among the leading flower brands in certain of its core markets, including New Jersey, Massachusetts, and Illinois.
•Simply Herb provides accessible, reliable cannabis offerings for everyday use while maintaining consistent quality across form factors and markets. The brand aims to deliver strong value and broad consumer appeal. Simply Herb is currently produced and sold across all six markets where Ascend has cultivation facilities, including Illinois, Massachusetts, Michigan, New Jersey, Ohio, and Pennsylvania. The brand achieved leading market share in the state of Massachusetts, according to BDSA, and has been a meaningful driver for the growth the Company has seen in the Massachusetts wholesale market, despite pressures within that market. Simply Herb has also become a customer favorite brand in Illinois, climbing to the top-five in this market in flower and shake/trim sales.
•High Wired is our newest infused brand developed for experienced cannabis consumers, featured in flower and pre-roll forms. Made from a proprietary blend of ground premium flower, high-quality concentrate, and THCA diamonds, the brand launched in 2025 in Illinois, and following a successful debut, is now also offered in Massachusetts and New Jersey. High Wired expands our portfolio into the fast-growing infused-category and is targeted at consumers seeking potent, consistent infused cannabis products.

•Honor Roll is our newest brand, launched in Illinois in late 2025. Honor Roll products consist of pre-rolls made with 100% flower and are designed to expand the Company’s branded product offerings in the pre-roll category.
•Royale is Ascend’s flagship brand in Michigan and includes flower, pre-rolls, and vapes curated for the Michigan market.
•Effin’ is our edibles and vape-only brand focused on delivering specific effects through unique minor cannabinoid/THC/function ingredients combinations that are currently offered in Illinois, Massachusetts, New Jersey, and Michigan.
In addition to producing its own brands, AWH also partners with multiple premier brands for which it cultivates and sells products targeted to different demographics. Among our partner brands are Miss Grass, Lowell Smokes, 1906, Black Buddha, and Curio Wellness. This model allows AWH to reach complementary customer segments within key markets while leveraging the established brand recognition of its partner brands.
While the Company aims to have a diverse portfolio of brand offerings, it remains consistent in its strategy of having roughly 50% of products sold in Ascend retail dispensaries be in-house or partner branded products. With this strategy, AWH expects to benefit from vertical margins, while maintaining an offering with options and variety for its retail consumers. No customer represented more than 10% of the Company’s net revenue during 2025, 2024, or 2023.
Strategy
The Company’s growth strategy is centered on the following core strategic principles:
•Achieving vertical integration and scale in limited-license markets. The Company is vertically integrated in a majority of the markets in which it operates and aims to maximize retail sales of products it manufactures or produces, as permitted by applicable law. This entails controlling the entire supply chain from seed to sale, either through direct ownership or through contractual arrangements with third-party operators, where permitted by applicable law. AWH is currently vertically integrated in six of its seven states of operation. Five of the seven markets in which AWH operates are in states that pose restrictions limiting the number of licenses allowable, creating a more competitive dynamic. AWH seeks to maintain a competitive position in each of the markets in which it operates. The Company evaluates expansion opportunities into new states based on its ability to develop a scaled operating presence, which may include obtaining multiple dispensary and cultivation licenses within regulatory limits.
•Key flagship locations. AWH is dedicated to establishing a retail presence in key flagship locations. AWH believes that location is critical when it comes to the success and long-term sustainability of a dispensary. By situating the stores in marquee locations, AWH believes the barriers to entry for competition are higher. Some of AWH’s flagship locations include: (1) Ascend Rochelle Park, which is located on Route 17 just a mile from the Garden State Plaza in highly trafficked northern New Jersey, (2) Ascend Boston, which is located in downtown Boston between TD Garden and Faneuil Hall, (3) Ascend Fairview Heights, which is strategically located in the retail corridor near St. Louis, (4) Ascend Cincinnati, which is its flagship location in Ohio, (5) Ascend Scranton, and (6) Ascend Aberdeen in Maryland.

•Disciplined capital allocation and execution of mergers and acquisitions. AWH has a disciplined capital allocation strategy. The Company only deploys capital in markets and on projects which it believes will be accretive to its stockholders. To date, the bulk of the Company’s expansion has been through acquisitions. The Company views M&A as the fastest path to growth given the barriers to entry and the regulatory environment in the cannabis industry. Largely due to early license awards, there are a number of independent and single-state operators in the markets in which we operate today. These assets represent attractive acquisition opportunities, as the Company can leverage its local permitting expertise and operational and financial resources to optimize the performance of these assets. Most of the Company’s acquisitions have been negotiated and priced prior to the respective state’s passing of adult-use legislation. Many of the assets AWH has acquired have historically operated below their potential under prior ownership. Following acquisition, the Company has sought to enhance performance by implementing its standard operating procedures, technology, and centralized operational processes, with the objective of improving operating efficiency and profitability. Core to the Company’s strategy has been entering limited-license, late-stage medical markets with an anticipated adult-use cannabis market launch. This approach has made AWH a leader in Illinois, New Jersey, Maryland, and most recently, Ohio, and the Company is following the same playbook in Pennsylvania.
The Company has been successful in opening facilities and dispensaries and expects continued growth to be driven by a combination of: (i) opening new operational facilities and dispensaries under our current licenses; (ii) expanding our retail footprint through partner-operated retail locations, where permitted by applicable law; (iii) expansion of our existing facilities; and (iv) increased consumer demand.
General Development of the Business
As of December 31, 2025, AWH has direct or indirect operations or financial interests in seven U.S. geographic markets: Illinois, Maryland, Massachusetts, Michigan, New Jersey, Ohio, and Pennsylvania. AWH has expanded its operational footprint primarily through several acquisitions as identified above. See acquisition history in “History of the Company.”
In addition to the acquisitions the Company has made, AWH has benefited from several cultivation expansion opportunities. Since inception in 2018, the Company completed cultivation builds in Illinois, Massachusetts, Michigan, New Jersey, Ohio, and Pennsylvania. The Company sells to its own retail stores in each of these states and to third-party wholesale customers in Illinois, Massachusetts, and New Jersey.
Operations Summary
AWH’s core business is the cultivation, manufacturing, and distribution of cannabis consumer packaged goods, which are sold through company-owned retail stores, to retail partner locations, and to third-party licensed retail locations. The Company aims to be vertically integrated in the majority of the states in which it operates, which entails controlling the entire supply chain from seed to sale. AWH has been successful in opening facilities and dispensaries, and anticipates future growth to be driven by opening new dispensaries under current licenses, expansion of current facilities, and increased consumer demand, as well as by providing support to retail partner locations.
Cultivation
AWH’s cultivation practices have been engineered for scalability and repeatability as the Company expands into additional states. AWH aims to continuously refine cultivation operations to scale output without sacrificing quality and consistency. Future expansion is planned to provide the infrastructure to diversify the seed supply and further mechanize and automate harvest operations. AWH believes it will be able to continue to improve cultivation by increasing yields by dialing in genetics and enhancing environmental conditions and is focused on lowering the cultivation cost per gram of biomass in the markets in which the Company operates. AWH has used strain rationalization, improved cultivation practices, and investments in technology to drive higher yields per square foot.

Manufacturing
The Company’s manufacturing operations are focused on product quality and the efficiency of production. The Company maintains standardized quality assurance protocols and operating procedures designed to support consistent product standards across its manufacturing facilities and operating markets. AWH is focused on scaling capacity, improving yields, and increasing efficiency. AWH is standardizing and increasing capacity in hydrocarbon and ethanol extraction to enhance throughout and improve crude yields. The Company is also investing in manufacturing and extraction technology, including high speed flower packaging, cartridge filling, and automated pre-rolling to improve operational efficiency and reduce labor intensity.
Wholesale distribution
AWH remains dedicated to the wholesale distribution of its products to support its retail stores, retail partner locations, and third-party retail operators and is acutely focused on category management and expansion, with development efforts focused on flower, pre-rolls, vapes, edibles, infused flower, and other ready-to-use product forms that it expects to outperform whole flower over time. The Company is also concentrating on expanding the vape offering, including live products and ratio products that represent fast growing segments of the vape category, and broadening the pre-roll offerings. The Company expects the pre-roll category to grow significantly as the preferred way to consume flower for many customers. In 2021, AWH launched a pre-roll partnership with Lowell Smokes and in 2022 the Company launched multiple additional pre-roll SKUs in smaller sizes, innovative multi-pack options, and premium infused pre-rolls. During 2022, the Company also launched a pre-roll partnership with Miss Grass that has been well received by customers. AWH continues to expand the edibles manufacturing capabilities to provide micro-dose product forms along with additional forms desired by the market. Strategic partnerships are a key part of diversifying and expanding the Company’s offering. In 2023, the Company launched a new flavor-forward product family (for vapes, shakes, and pre-rolls) for the Simply Herb brand in Illinois, Massachusetts, and New Jersey. AWH also expanded our partnerships and brought certain partner-brands to new states. In 2025, the Company launched two new brands, High Wired and Honor Roll, as well as effects-centric edibles under Effin’, and introduced over 550 new SKUs across our product portfolio, further fortifying the Company’s commitment to expand product offerings to better serve the patients and customers in our markets.
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
•People and Culture. AWH prioritizes hiring store managers with prior experience in cannabis and emphasizes talent development for the rest of the store employees. The Company has an extensive onboarding and training program focused not only on brand and product knowledge, regulatory compliance, and retail execution. AWH employees are motivated by daily sales goals set at the stores. AWH reaches these goals by ensuring it has the right product and the right talent in place to deliver a best-in-class customer experience.

•High Volume Focus. AWH is focused on driving high transaction volume in its retail stores. The Company improves traffic with increased number of point of sales systems, optimized store layouts, and enhanced menu management.
•Omni-channel experiences. As customer shopping preferences continue to evolve and customers increasingly engage across multiple channels, AWH strives to create a best-in-class, omni-channel customer experience. In 2025, the Company launched a revamped eCommerce platform designed to enhance customer engagement, including a new loyalty program, the “Ascenders Club.” This loyalty program is structured as a tiered program intended to reward and engage customers across all retail channels. The Company also revamped its digital experience through the “Ascend Dispensary App” which was redesigned to provide customers with a better shopping experience to browse products, track rewards, and complete purchases through the application using secure digital payment functionality, where permitted by applicable law. Additional omni-channel experiences include:
◦Reserve-Online-Pickup-in-Store. This allows customers to purchase merchandise through letsascend.com and pick-up the merchandise in-store, which often drives incremental in-store sales. Over 85% of customers at AWH retail locations utilize eCommerce technology, including kiosk menus, for ordering and pick-up.
◦Delivery. AWH has delivery programs out of Newton, Massachusetts; Boston Massachusetts; Grand Rapids (Scribner St), Michigan; East Lansing Michigan; and Fort Lee, Wharton, and Rochelle Park, New Jersey. Delivery enables AWH to bring customers the products they enjoy straight to the comfort of their homes.
◦Curbside Pickup. This offering allows customers to have their orders brought directly to their vehicles.
◦Online Consultations and Real-time Chat. This allows customers to interact with associates, ask questions and build their basket ahead of their in-store visit, driving associate productivity and incremental sales.
Strategic Sourcing
Ascend continues to emphasize supply chain optimization and strategic sourcing as the Company scales, allowing our growing base to provide leverage across the organization. This includes a focus on supplier rationalization, so that best-in-class supply partners are providing full end-to-end service across the enterprise. Building a common base of operating procedures, packaging and supply components, and supply partners across the organization is intended to support operational consistency and cost efficiency.
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
•Environmental. The planet is important to us. We try to make daily decisions that have better impacts on the planet. Some of our practices that optimize our resource usage to minimize our impact include:
◦Packaging. AWH sources packaging that is derived from approximately 60% of recycled or biodegradable materials.
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
◦Greenhouse. In January 2022, AWH began planting 55,000 square feet of cultivation in its greenhouse in Illinois. In 2025, on average, the greenhouse required approximately 41% less energy per square foot of cultivation compared to the rest of the portfolio.
◦Waste Management. AWH has put processes in place to minimize its waste production. We shred green waste to reduce space and coordinate pickups to coincide with harvest schedules to minimize the number of trips, among other things.
•Social Equity. While AWH understands and appreciates how fortunate the Company is to be in a position to help build and guide the future of modern cannabis, AWH is also acutely aware of the lives that have been destroyed, especially in minority communities, through decades of unjust laws and inequitable enforcement. Ascend’s social equity mission is to help create a stronger and more equitable cannabis industry through collaboration and make an impact on the social disparities caused by the war on drugs. Ascend aims to achieve this by creating authentic relationships with the communities we serve, working collaboratively to create programming that sustains healthy and vibrant communities, and leveraging our resources to benefit those most impacted by the war on drugs. Some of our focus areas and outreach initiatives across our markets include: hosting expungement clinics and resource fairs to reach community members; sponsoring diversity in cannabis events; engaging in supplier diversity programs; and donating to social equity partners and grass roots organizations.
•Governance. The Company maintains a corporate governance framework designed to support oversight, accountability, and compliance with applicable securities and exchange requirements. The Compensation and Governance Committee and the Audit Committee consist of a majority of independent directors. The Company publishes its key governance policies, including the charters of its Audit and Compensation and Corporate Governance committees, as well as access to its whistleblower hotline on its investor website.
Human Capital
As of December 31, 2025, we had approximately 2,300 employees (excluding employees of retail partner locations), approximately 92% of whom were in field operations and approximately 8% of whom were in corporate administrative and management. Approximately 33% were represented by thirteen collective bargaining agreements with local chapters of labor unions, with expiration dates ranging from May 2026 to December 2028. We have not experienced any significant work slowdowns, stoppages, or other labor disruptions. The Company considers its employee relations to be generally positive.
We offer our employees opportunities to grow and develop their careers and provide them with a wide array of company paid benefits and compensation packages which we believe are competitive relative to our peers in the industry. As of December 31, 2025, 24% of leadership positions (defined as supervisor and above) were held by racial minorities and 42% of leadership positions were held by women.
The Company’s number and levels of employees are continually aligned with the pace and growth of our business and management believes it has sufficient human capital to operate the business successfully.

Operations by State
The following is an overview of our cultivation and dispensary assets by state that are currently operational, as well as our expected asset base once fully built out.
Cultivation Assets
Across its cultivation assets, as of December 31, 2025, AWH had 258,000 square feet of total canopy, which is defined as the square footage of flower, vegetation, and propagation tables. The Company estimates each square foot of total canopy has the power to generate approximately half a pound of cannabis per year. All of the Company’s cultivation and planned cultivation facilities are indoor, with the exception of the 55,000 square foot greenhouse in Illinois. The Company believes that indoor grow facilities allow for fine-tuned controls which help enable AWH to grow high-quality cannabis. Most of the cultivation projects that are underway or planned are aimed at enhancing our cultivation facilities. The Company deems these as lower risk than green fielding at new sites that are not yet permitted for cultivation operations. Our cultivation projects are flexible and will ultimately depend on market conditions, local licensing, construction, and other regulatory permissions, and are subject to capital allocation decisions, the evolving regulatory environment, and general economic factors. See “Forward-Looking Statements.”

State	Square Feet of Canopy as of December 31, 2025	Additional Comments
Illinois	110,000	Located in Barry, Illinois, the cultivation facility also has ethane and butane-based extraction equipment and kitchen.
Michigan	30,000	Located in Lansing, Michigan, the cultivation facility includes a kitchen.
Massachusetts	70,000
Our cultivation facility located in Athol, Massachusetts has methane and butane-based extraction equipment. In January 2024, the Company entered into a definitive agreement to acquire a cultivation and a manufacturer license for use at a facility in Amesbury, MA where it has since added approximately 19,000 square feet of canopy as well as a lab and kitchen.

New Jersey	40,000	Located in Franklin, New Jersey, the cultivation facility has a lab and kitchen, as well as ethane extraction equipment.
Ohio	2,000	The facility is located in Monroe, Ohio.
Pennsylvania	6,000	The facility is located in Smithfield, Pennsylvania.

Dispensary Assets
As of December 31, 2025, AWH had 47 open and operating retail locations, which includes 9 retail partner locations. AWH anticipates expanding to 60 retail locations, including retail partner locations. New store opening plans are flexible and will ultimately depend on market conditions, local licensing, construction, and other regulatory permissions and, further, are subject to capital allocation decisions, the evolving regulatory environment, and general economic factors. See “Forward-Looking Statements.”

State	Open Dispensaries as of December 31, 2025(1)	Owned or Pending Dispensaries and Licenses as of December 31, 2025(1)	Comments(2)
Illinois	10	10	Six dispensaries in the Chicago area; two in Southern IL bordering Missouri; two near Springfield, IL. The state caps adult-use dispensary licenses at ten stores per owner.
Maryland	4	4	One dispensary in each of Aberdeen, Crofton, Ellicott City, and Laurel. Each location holds a dual medical and adult-use license.
Massachusetts	3	3	One dispensary in downtown Boston; one in Newton; one in New Bedford. The state caps adult-use dispensary licenses at three stores per owner.
Michigan	8	8
Eight dispensaries throughout the state, including one that is branded as an outlet store. The Ann Arbor store subsequently closed in January 2026 and the Company is exploring potential options for relocation.

New Jersey	3	3	One dispensary in Rochelle Park; one in Wharton; one in Fort Lee. The state caps adult-use dispensary licenses at three stores per owner.
Ohio	5	7	Five dispensaries throughout the state, of which two are branded as outlet stores. Two(3) additional dispensaries are under development and are expected to open in 2026.
Pennsylvania	5	6	One dispensary in each of Cranberry, Monaca, Scranton, Wayne, and Whitehall which are branded as outlet stores. One additional dispensary is under construction and is expected to open in 2026.
(1)Includes pending acquisitions and excludes retail partner locations.
(2)See “Forward-Looking Statements.”
(3)These licenses are under agreement to be acquired by AWH following the commencement of operations. Transfer of ownership is subject to regulatory approval.

Licenses
The following chart summarizes the U.S. states in which we hold cannabis licenses as of December 31, 2025, including the type of activity authorized (adult-use and/or medical), the number of dispensary, cultivation and other licenses held by each entity, and whether such entity operates active dispensary or cultivation/processing facilities. Each of the following entities are considered to be directly engaged in the cultivation or distribution of cannabis pursuant to applicable state law and the licenses issued to them.

State	Entity	Adult-Use/ Medical	Dispensary Licenses(1)	Cultivation/ Processing/ Distribution Licenses	Operational Dispensaries	Operational Cultivation/ Processing Facilities
Illinois	HealthCentral LLC	AU, M	6	—	4	—
Illinois	Revolution Cannabis-Barry LLC	AU, M	—	4	—	1
Illinois	MOCA LLC	AU, M	3	—	2	—
Illinois	Chicago Alternative Health Center, LLC	AU, M	3	—	2	—
Illinois	The Homecoming Group, LLC	AU	1	—	1	—
Illinois	Inlabs III, LLC	AU	1	—	1	—
Maryland	Blu Pharms, LLC	AU, M	1	—	1	—
Maryland	Blue Mountain Care, LLC	AU, M	1	—	1	—
Maryland	Durjaya, LLC	AU, M	1	—	1	—
Maryland	Farmalogics Health and Wellness, LLC	AU, M	1	—	1	—
Massachusetts	MassGrow, LLC	AU	—	4	—	2
Massachusetts	Ascend Mass, LLC	AU	2	—	2	—
Massachusetts	Southcoast Apothecary, LLC	AU	1	—	1	—
Michigan	FPAW Michigan, LLC	AU, M	12	15(2)	7	1
Michigan	TJM Enterprises, LLC	AU	1	—	1	—
New Jersey	Ascend New Jersey LLC	AU, M	6	4	3	1
Ohio	BCCO, LLC	AU, M	1	—	1	—
Ohio	Ohio Cannabis Clinic, LLC	AU, M	1	—	1	—
Ohio	Hemma, LLC	AU, M	—	1	—	1
Ohio	Marichron Pharma, LLC	AU, M	—	1	—	1
Ohio	Ohio Patient Access, LLC	AU, M	3	—	3	—
Ohio	OPA Englewood, LLC	AU, M	1(3)	—	—	—
Ohio	OPA East Powell Road, LLC	AU, M	1(3)	—	—	—
Pennsylvania	Story of PA, LLC	M	1	1	5	1
Total			48	30	38	8
(1)The numbers set forth in this column represent the number of unique licenses issued to the entities, whether medical or adult use or otherwise, and do not represent the number of dispensaries actually operated by such entities, which information is set forth in the “Operational Dispensaries” column. AWH complies with state limitations on the number of dispensaries that can be owned and operated by licensed entities. AWH complies with applicable state limitations on the number of dispensaries that may be owned or operated by licensed entities. The table excludes licenses held by our retail partner locations.
(2)Reflects the voluntary closure of stacked grow licenses. Voluntary closure of individual stacked licenses reduces plant capacity but does not otherwise affect premises approval.
(3)Reflects dispensary licenses managed under management services agreements and expected to be acquired by the Company; transfer of ownership is subject to regulatory approval. Subsequent to December 31, 2025, operations commenced at the Englewood, Ohio dispensary.

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
The Company believes it is well-poised in its competitive positioning due to the competitive advantages highlighted below:
•Scale and vertical integration. The Company’s scale helps it compete, particularly, against the SSOs who may not be able to obtain the same operating synergies that AWH can. AWH is vertically integrated in six of its seven states of operation and focuses on markets where it seeks to achieve leading market share positions over time.
•Access to capital. The Company’s access to capital helps it compete, particularly, against the SSOs who may not have the resources that AWH does. AWH management has also been able to leverage its extensive capital markets knowledge to access capital through a combination of public and private market transactions and operating cash flow, while actively managing its capital structure in light of industry conditions.
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

Overview of Government Regulation
On February 8, 2018, the Canadian Securities Administrators revised their previously released Staff Notice 51-352 – Issuers with U.S. Marijuana-Related Activities (“Staff Notice 51-352”), which provides specific disclosure expectations for issuers that currently have, or are in the process of developing, cannabis related activities in the United States as permitted within a particular State’s regulatory framework. In accordance with the Staff Notice 51-352, the following section describes the U.S. federal and state regulatory frameworks applicable to the jurisdictions in which we operate through our subsidiaries. Certain of our subsidiaries and retail partner locations, which are third-party licensed operators with which we have contractual relationships, are directly engaged in the manufacture, possession, sale, or distribution of cannabis in the adult-use and/or medical cannabis marketplace in the states of Illinois, Maryland, Massachusetts, Michigan, New Jersey, Ohio, and Pennsylvania. We evaluate, monitor, and reassess this disclosure, and any related risks, on an ongoing basis and intend to update our public filings, as appropriate, in the event of material government policy changes or the introduction of new or amended guidance, laws, or regulations regarding cannabis. We intend to promptly address any material known occurrences of non-compliance with applicable state and local cannabis rules and regulations, and intend to publicly disclose any material non-compliance, citations, or notices of violation which may have an impact on our licenses, business activities, or operations. We regularly consult with legal counsel regarding our compliance with applicable state regulatory frameworks in the states of Illinois, Maryland, Massachusetts, Michigan, New Jersey, Ohio, and Pennsylvania, as well as the potential risks and implications arising under U.S. federal law. We receive such guidance on an ongoing basis; however, we have not obtained, and do not rely on, any formal legal opinion regarding these matters.
The U.S. federal government regulates controlled substances under the Controlled Substances Act (21 U.S.C. § 811) (the “CSA”), which classifies drugs and other substances into five schedules based on their potential for abuse, accepted medical use, and safety profile. Cannabis is classified as a Schedule I controlled substance. The CSA explicitly prohibits the manufacturing, distribution, selling, and possession of cannabis and cannabis-derived products as a consequence of its Schedule I classification. Classification of substances under the CSA is determined jointly by the United States Drug Enforcement Administration (the “DEA”) and the United States Food and Drug Administration (the “FDA”). While certain cannabis-derived compounds have been approved by the FDA for limited medical uses, cannabis itself has not been approved by the FDA as a safe and effective drug for general medical use. Moreover, under the Agriculture Improvement Act of 2018, “hemp” was removed from the definition of marijuana under the CSA. Hemp is defined as cannabis with a tetrahydrocannabinol (“THC”) concentration of less than 0.3% on a dry weight basis. Cannabis containing THC in excess of this threshold remains classified as a Schedule I controlled substance under the CSA.
Unlike in Canada, where federal legislation uniformly governs the cultivation, distribution, sale, and possession of medical and adult-use cannabis under the Cannabis Act, S.C. 2018, c. 16, and the Cannabis for Medical Purposes Regulations, cannabis is largely regulated at the state level in the United States. A majority of U.S. states and the District of Columbia have enacted laws permitting the medical use of cannabis, and a substantial and growing number of states have legalized cannabis for adult-use purposes. Other states have enacted more limited medical cannabis frameworks, including low-THC or high-CBD programs.
State laws that permit and regulate the production, distribution and use of cannabis are in direct conflict with the CSA, which classifies cannabis as a Schedule I controlled substance under U.S. federal law. As a result, notwithstanding state-level authorization, the manufacture, distribution, possession and sale of cannabis remain illegal under U.S. federal law. The Supremacy Clause of the U.S. Constitution establishes that federal law generally preempts conflicting state law. Accordingly, compliance with applicable state and local cannabis laws does not eliminate the risk of federal enforcement.

The United States Department of Justice (the “DOJ”) defines Schedule I drugs and substances as drugs with no currently accepted medical use, a high potential for abuse, and a lack of accepted safety for use under medical supervision.
In August 2013, the DOJ issued guidance addressing the inconsistent treatment of cannabis under state and federal law (commonly known as the “Cole Memorandum”), which outlined certain federal enforcement priorities relating to cannabis offenses. The Cole Memorandum acknowledged that, notwithstanding the designation of cannabis as a Schedule I controlled substance at the federal level, several states had enacted laws authorizing the use of cannabis for medical or adult-use purposes, and stated that conduct in compliance with robust state regulatory systems was less likely to implicate federal enforcement priorities. The DOJ did not provide, and has not provided since, specific guidelines for what regulatory and enforcement systems would be deemed sufficient under the Cole Memorandum.
On January 4, 2018, former Attorney General Jeff Sessions issued the Sessions Memorandum, which rescinded the Cole Memorandum effective upon its issuance. The Sessions Memorandum stated, in part, that current law reflects “Congress’ determination that cannabis is a dangerous drug and cannabis activity is a serious crime,” and directed U.S. Attorneys to enforce federal law consistent with established prosecutorial principles. Since the rescission of the Cole Memorandum, the DOJ has not issued binding guidance establishing federal enforcement priorities with respect to state-legal cannabis activities, and federal prosecutors retain discretion in determining whether to pursue enforcement actions. As a result, the extent to which U.S. federal laws relating to cannabis may be enforced, notwithstanding compliance with applicable state and local laws, remains uncertain.
Unless and until Congress amends the CSA with respect to cannabis, cannabis remains classified as a Schedule I controlled substance under U.S. federal law. As a result, federal authorities retain the authority to enforce federal law with respect to the manufacture, distribution, possession, and sale of cannabis, even where such activities are permitted under state law. The impact of the rescission of the Cole Memorandum and the issuance of the Sessions Memorandum on federal cannabis enforcement practices remains uncertain, and there can be no assurance as to the extent or manner in which U.S. federal laws relating to cannabis may be enforced in the future. While various legislative proposals have been introduced from time to time that could address the conflict between federal and state cannabis laws, including proposals relating to rescheduling or descheduling cannabis, banking access for cannabis-related businesses, or broader federal reform, there can be no assurance as to the timing, scope, or likelihood of any such legislative action.
Additionally, financial institutions may face heightened legal and regulatory risk when providing services to cannabis-related businesses, including potential exposure under federal anti-money laundering statutes, because cannabis remains classified as a Schedule I controlled substance under the Controlled Substances Act. As a result, many banks and other financial institutions, particularly those that are federally chartered in the United States, are reluctant to provide banking or other financial services to cannabis businesses. Canadian financial institutions have similarly exercised caution in their dealings with cannabis companies with U.S. operations due to the evolving legal and regulatory framework of the industry. While Congress is considering legislation that may address these issues, there can be no assurance of the content of any proposed legislation or that such legislation is ever passed.
In February 2014, the U.S. Department of the Treasury’s United States Financial Crimes Enforcement Network (“FinCEN”) issued a memorandum (the “FinCEN Memorandum”) outlining guidance for financial institutions seeking to provide bank services to state-sanctioned cannabis businesses. Although this guidance was originally issued in connection with federal enforcement priorities articulated at that time, the FinCEN guidance remains in effect. The FinCEN guidance, however, does not provide a safe harbor from federal prosecution or eliminate the legal and regulatory risks associated with providing banking services to cannabis-related businesses. Accordingly, access to traditional banking services remains limited for many participants in the cannabis industry.

Since fiscal year 2015, Congress has included an appropriations rider (commonly referred to as the “Rohrabacher/Blumenauer Amendment”) that restricts the DOJ from using certain appropriated funds to prevent states from implementing their own laws authorizing the use, distribution, possession, or cultivation of medical cannabis. This appropriations rider does not legalize cannabis under U.S. federal law and must be renewed periodically as part of the federal appropriations process. There can be no assurance that this rider will be included in future appropriations legislation.
Notwithstanding this appropriations rider, cannabis remains illegal under U.S. federal law, and federal authorities retain discretion to enforce federal cannabis laws, including with respect to state-legal cannabis activities. Compliance with applicable state and local cannabis laws and regulations does not eliminate the risk of federal enforcement, and the scope, timing, and nature of any such enforcement actions remain uncertain.
In addition, various legislative and regulatory proposals have been introduced from time to time that could address the conflict between federal and state cannabis laws, including proposals relating to cannabis scheduling, banking access for cannabis-related businesses, or broader federal reform. None of these proposals have been enacted, and there can be no assurance as to the timing, scope, or likelihood of any federal legislative or regulatory action, or as to the impact any such action may have on the Company’s business or the cannabis industry more generally.
In December 2025, the President of the United States issued an executive order titled Increasing Medical Marijuana and Cannabidiol Research, directing the Attorney General and other federal agencies to complete and, where appropriate, expedite the administrative rulemaking process to reconsider marijuana’s classification under the CSA, including potential rescheduling from Schedule I to Schedule III. The executive order does not amend the CSA or otherwise change marijuana’s current classification as a Schedule I controlled substance. Any change in scheduling would require formal rulemaking by the DOJ, acting through the DEA, in accordance with applicable federal law. There can be no assurance as to the timing, scope, or outcome of any such rulemaking or its impact on the Company’s business.
Unless and until marijuana is rescheduled through final rulemaking or Congress amends the CSA, cannabis remains classified as a Schedule I controlled substance under U.S. federal law, and federal authorities retain discretion to enforce the CSA notwithstanding compliance with state laws permitting medical or adult-use cannabis activities.
Compliance with Applicable State Laws in the United States
We have implemented compliance programs designed to promote compliance with the cannabis licensing requirements and regulatory frameworks applicable in each U.S. state in which we operate. Our compliance framework includes internal legal and regulatory personnel, dedicated compliance personnel, and oversight by senior management, including our Senior Vice President of Compliance, as part of our overall governance and risk management processes. We also engage external state and local regulatory and compliance counsel in each jurisdiction in which we operate to assist with monitoring and interpreting applicable laws, regulations, and regulatory guidance.
Our compliance programs are designed to address, among other things, licensing requirements, security and inventory controls, employee training, product handling, and regulatory reporting and inspections. We provide ongoing training to relevant employees tailored to their roles and responsibilities and maintain policies and procedures intended to promote adherence to applicable state and local cannabis laws and regulations. We also monitor regulatory developments and compliance communications from state and local authorities and periodically review and assess our compliance programs to address evolving regulatory requirements and operational risks, and seek to address identified issues in a timely manner.
While we believe that our operations are in material compliance with applicable state and local cannabis laws, regulations, and licensing requirements, cannabis remains illegal under U.S. federal law. Compliance with state and local law does not eliminate the risk of federal enforcement or other risks associated with our business, including those described in the section entitled “Risk Factors.”

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

The below table lists our Illinois licenses:

Entity	License Number	City	Expiration Date / Renewal Date	Description
Revolution Cannabis-Barry, LLC	1503060627	Barry	03/09/2027	Medical Cultivation License
Revolution Cannabis-Barry, LLC	11524269672018	Barry	03/30/2026(1)	Adult-Use Cultivation License
Revolution Cannabis-Barry, LLC	TR00000001	Barry	07/13/2026	Transporter License
Revolution Cannabis-Barry, LLC	1204-603	Barry	12/31/2026	Hemp License
HealthCentral, LLC	280.000022-DISP	Collinsville	01/07/2027	Medical License
HealthCentral, LLC	284.000025-AUDO	Collinsville	03/31/2028	Adult-Use License
HealthCentral, LLC	280.000029-DISP	Adams St. / Springfield	02/03/2027	Medical License
HealthCentral, LLC	284.000026-AUDO	Adams St. / Springfield	03/31/2028	Adult-Use License
HealthCentral, LLC	284.000069-DISP	Horizon Dr. / Springfield	03/31/2028	Adult-Use License
HealthCentral, LLC	284.000104-AUDO	Fairview Heights	03/31/2028	Adult-Use License
Chicago Alternative Health Center, LLC	280.000033-DISP	Archer Ave. / Chicago	04/13/2026(1)	Medical License
Chicago Alternative Health Center, LLC	284.000124-DISP	Archer Ave. / Chicago	03/31/2028	Adult-Use License
Chicago Alternative Health Center, LLC	284.000125-DISP	Chicago Ridge	03/31/2028	Adult-Use License
MOCA LLC	280.000028-DISP	Fullerton Ave. / Chicago	02/01/2027	Medical License
MOCA LLC	284.000076-AUDO	Fullerton Ave. / Chicago	03/31/2028	Adult-Use License
MOCA LLC	284.000077-AUDO	Ohio St. / Chicago	03/31/2028	Adult-Use License
The Homecoming Group, LLC	284.000235-AUDO	Tinley Park	03/31/2028	Adult-Use License
InLabs III, LLC	284.000197-AUDO	Northlake	03/31/2028	Adult-Use License
(1)The Company has submitted a renewal application, which remains pending regulatory approval. Licenses remain active during agency review.

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
Massachusetts
Massachusetts Regulatory Landscape
Massachusetts has legalized both medical and adult-use of cannabis. The Massachusetts Medical Use of Marijuana Program (the “MA Program”) was formed pursuant to the Act for the Humanitarian Medical Use of Marijuana and allows registered persons to purchase medical cannabis and applies to any patient, personal caregiver, Medical Marijuana Treatment Center (each, a “MTC”), and MTC agent that qualifies and registers under the MA Program.
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

On July 10, 2018, the U.S. Attorney for the District of Massachusetts, Andrew Lelling, issued a statement regarding the legalization of adult-use cannabis in Massachusetts. Attorney Lelling stated that since he has a constitutional obligation to enforce the laws passed by Congress, he would not immunize the residents of Massachusetts from federal law enforcement. He did state, however, that his office’s resources would be primarily focused on combating the opioid epidemic. He stated that considering those factors and the experiences of other states that have legalized adult-use cannabis, his office’s enforcement efforts would focus on the areas of overproduction, targeted sales to minors, and organized crime and interstate transportation of drug proceeds. On May 19, 2023, Joshua S. Levy assumed the role of acting U.S. Attorney for the District of Massachusetts. On January 20, 2025, Levy was replaced when Leah Belaire Foley was appointed to the office.
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
The below table lists our Massachusetts licenses:

Entity	License Number	City	Expiration Date / Renewal Date	Description
MassGrow, LLC	MC281488	Athol	05/11/2026(1)	Adult-Use Cultivation License
MassGrow, LLC	MP281460	Athol	05/11/2026(1)	Manufacturing Processing License
MassGrow, LLC	MC281255	Amesbury	03/08/2027	Adult-Use License
MassGrow, LLC	MC281300	Amesbury	03/08/2027	Adult-Use License
Ascend Mass, LLC	MR282077	Boston	05/06/2026(1)	Adult-Use License
Ascend Mass, LLC	MR282837	Newton	3/17/2026(1)	Adult-Use License
Southcoast Apothecary, LLC	MR283075	New Bedford	4/7/2026(1)	Adult-Use License
(1)The Company has submitted a renewal application, which remains pending regulatory approval. Licenses remain active during agency review.
Michigan
Michigan Regulatory Landscape
Michigan has legalized both medical and adult-use of cannabis. Following a public ballot initiative, what is now known as the Michigan Medical Marihuana Act was enacted in December 2008 to provide access to state residents to cannabis and cannabis related products under certain qualifying debilitating conditions. The Medical Marijuana Facilities Licensing Act was adopted by the legislature in 2016 to provide for the licensing of commercial medical cannabis growers, processors, transporters, and provisioning centers. In November 2018, Michigan voters approved the Michigan Regulation and Taxation of Marihuana Act (“MRTMA”) through another public ballot initiative legalizing and establishing a licensing and regulatory framework for adult-use growers, processors, secure transporters, retailers, microbusinesses, event organizers, designated consumption establishments, and safety compliance facilities. The state began taking applications for such on November 1, 2019 and the first sales of adult-use cannabis took place on December 1, 2019.

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
On November 8, 2018, former U.S. Attorneys Matthew Schneider and Andrew Birge for the Eastern and Western Districts of Michigan, respectively, issued a joint statement regarding the legalization of adult-use cannabis in Michigan. They stated that since they had taken oaths to protect and defend the Constitution and the laws of the United States, they would not immunize the residents of Michigan from federal law enforcement. They stated that they would continue to the investigation and prosecution of cannabis crimes as they do with any other crime and in doing so, would consider the federal law enforcement priorities set by the DOJ, the seriousness of the crime, the deterrent effect of prosecution, and the cumulative impact of the crime on a community, while also considering their ability to prosecute with limited resources. They did state that resources would be primarily focused on combating the opioid epidemic and enforcement efforts focused on areas including interstate trafficking, involvement of other illegal drugs or activity, persons with criminal records, presence of firearms or violence, criminal enterprises, gangs and cartels, bypassing local laws and regulations, potential for environmental contamination, risks to minors, and cultivation on federal property. On December 21, 2021, Dawn N. Ison was appointed as U.S. Attorney for the Eastern District of Michigan. On May 5, 2022, Mark A. Totten was appointed as U.S. Attorney for the Western District of Michigan. Totten departed the office on January 20, 2025. Timothy VerHey was appointed as U.S. Attorney for the Western District of Michigan.
In October 2025, Michigan enacted the Comprehensive Road Funding Act (“CRFA”) which imposed a twenty-four percent tax on wholesale transactions of adult-use marijuana. It is unclear how the CRFA’s newly imposed tax will impact the Company.
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

The below table lists our Michigan licenses:

Entity	License Number	City	Expiration Date / Renewal Date	Description
FPAW Michigan, LLC	AU-R-000286	Ann Arbor	11/27/2026(1)	Adult-Use License
FPAW Michigan, LLC	PC-000391	Battle Creek	07/29/2026	Medical Use License
FPAW Michigan, LLC	AU-R-000234	Battle Creek	11/27/2026	Adult-Use License
FPAW Michigan, LLC	PC-000318	Morenci	07/29/2026	Medical Use License
FPAW Michigan, LLC	AU-R-000125	Morenci	11/27/2026	Adult-Use License
FPAW Michigan, LLC	PC-000503	28th Street, Grand Rapids	07/29/2026	Medical Use License
FPAW Michigan, LLC	AU-R-000338	28th Street, Grand Rapids	11/27/2026	Adult-Use License
FPAW Michigan, LLC	AU-R-000373	Scribner Ave, Grand Rapids	11/27/2026	Adult-Use License
FPAW Michigan, LLC	PC-000846	Century Ave, Grand Rapids	07/29/2026	Medical Use License
FPAW Michigan, LLC	AU-R-000923	Century Ave, Grand Rapids	11/27/2026	Adult-Use License
FPAW Michigan, LLC	PR-000171	Lansing	07/29/2026	Medical Processor License
FPAW Michigan, LLC	GR-C-000858, GR-C-000859, GR-C-000856, GR-C-000857	Lansing	07/29/2026	Medical Cultivation License
FPAW Michigan, LLC	AU-G-C000312, AU-G-C000327, AU-G-C000328, AU-G-C000329, AU-G-C000498, AU-G-EX-000209, AU-G-EX-000210, AU-G-EX-000211	Lansing	11/27/2026	Adult-Use Cultivation License
FPAW Michigan, LLC	AU-P-000145	Lansing	11/27/2026	Adult-Use Processor License
FPAW Michigan, LLC	PC-000791	East Lansing	07/29/2026	Medical License
FPAW Michigan, LLC	AU-R-000706	East Lansing	11/27/2026	Adult-Use License
FPAW Michigan, LLC	L - 000451425	Lansing	04/30/2026	Processing/Liquor License
FPAW Michigan, LLC	HPHL-002429	All locations	11/30/2026	Hemp Processor-Related Handler License
TJM Enterprises Services LLC	HPHL-002457	Detroit	11/30/2026	Hemp Retail Handler License
TJM Enterprises Services LLC	AU-R-001377	Detroit	02/18/2027	Adult-Use License
(1)As of January 8, 2026, the Ann Arbor retail location is not operational. The associated license remains active and has not been surrendered.

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

The below table lists our New Jersey licenses:

Entity	License Number	City	Expiration Date / Renewal Date	Description
Ascend New Jersey, LLC	MC000002	Franklin	12/31/2026	Medical Cultivation License
Ascend New Jersey, LLC	MM000202	Franklin	12/31/2026	Medical Manufacturing License
Ascend New Jersey, LLC	C000002	Franklin	04/17/2026(1)	Adult-Use Cultivation License
Ascend New Jersey, LLC	M000001	Franklin	04/17/2026(1)	Adult-Use Manufacturing License
Ascend New Jersey, LLC	MRE000817	Wharton	12/31/2026	Medical License
Ascend New Jersey, LLC	RE00015	Wharton	06/05/2026(1)	Adult-Use License
Ascend New Jersey, LLC	MRE000805	Rochelle Park	12/31/2026	Medical License
Ascend New Jersey, LLC	RE000012	Rochelle Park	04/20/2026(1)	Adult-Use License
Ascend New Jersey, LLC	MRE000823	Fort Lee	12/31/2026	Medical License
Ascend New Jersey, LLC	RE000259	Fort Lee	11/14/2026	Adult-Use License
(1)Renewal application submitted; licenses remain active during agency review. Renewal is pending final regulatory approval, which, based on the New Jersey Cannabis Regulatory Commission’s Public Meeting schedule and out compliance history, is expect by the end of Q2 2026; however, final issuance remains subject to Commission approval.

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

On December 10, 2025, the Ohio legislature passed Senate Bill 56 (“S.B. 56”), which Governor Mike DeWine signed on December 19, 2025. S.B. 56 amends Ohio’s current cannabis and hemp laws. S.B. 56 will, as relates to our operations in Ohio, impose an additional ten percent tax on the retail sale of adult-use marijuana, prohibits public use of cannabis and tightens rules around “open containers” of cannabis in the public and vehicles, prohibits individuals from using cannabis in a residence if possession and use is prohibited under a lease agreement, and prohibits individuals from transferring cannabis to other individuals with or without remuneration. It is unclear how the passage of S.B. 56 will impact Company’s operations in Ohio.
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
The below table lists the licenses held by our subsidiaries in Ohio:

Entity	License Number	City	Expiration Date / Renewal Date	Description
BCCO, LLC	CCD000036-00	Carroll	09/30/2027	Adult-Use, Medical Dispensary
Hemma, LLC	CCC000018-00	Monroe	09/10/2026	Adult-Use, Medical Cultivation, Packaging, Sell, Deliver
Ohio Cannabis Clinic, LLC	CCD000040-00	Coshocton	12/20/2027	Adult-Use, Medical Dispensary
Marichron Pharma, LLC	CCP000053-00	Monroe	03/23/2026(1)	Adult-Use, Medical Processing
Ohio Patient Access, LLC	CCD000089-00	Sandusky	11/28/2027	Adult-Use, Medical Dispensary
Ohio Patient Access, LLC	CCD000088-00	Piqua	12/21/2027	Adult-Use, Medical Dispensary
Ohio Patient Access, LLC	CCD000087-00	Cincinnati	01/08/2028	Adult-Use, Medical Dispensary
(1)The Company has submitted a renewal application, which remains pending regulatory approval. Licenses remain active during agency review.
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
The below table lists our Pennsylvania licenses:

Entity	Clinical Registrant Number	City	Expiration Date / Renewal Date	Description
Story of PA CR, LLC	CR-01-GP21-5101	Smithfield	03/01/2027	Medical Cultivation / Processor License
Story of PA CR, LLC	CR01-D21-2101	Scranton	03/01/2027	Medical License
Story of PA CR, LLC	CR01-D21-2101	Wayne	03/01/2027	Medical License
Story of PA CR, LLC	CR01-D21-2101	Cranberry Township	03/01/2027	Medical License
Story of PA CR, LLC	CR01-D21-2101	Monaca	03/01/2027	Medical License
Story of PA CR, LLC	CR01-D21-2101	Whitehall	03/01/2027	Medical License
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
•risks related to our capital structure, including the concentration of voting control associated with our Class B common stock and the automatic conversion of such shares;
•our ability to attract and maintain key personnel;
•risks related to our ability to expand our operations, including opening new dispensaries, cultivation and processing facilities and integrating acquisitions;
•the illegality of cannabis under federal law;
•our ability to comply with state and federal regulations;
•the uncertainty regarding enforcement of cannabis laws;
•risks related to compliance with complex and evolving state and local cannabis regulations, including licensing, renewals and enforcement;
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
•risks related to acquisitions, dispositions and other strategic transactions, including the failure to realize anticipated benefits;
•the effect of agricultural and environmental risks;
•the effect of climate change;
•risks related to cybersecurity, data privacy, information technology systems and reliance on third-party service providers;
•the effect of unknown health impacts associated with the use of cannabis and cannabis derivative products;
•risks related to litigation, regulatory investigations and enforcement actions;

•the effect of risks related to the results of future clinical research;
•the effect of intense competition in the industry;
•the effect of the maturation of the cannabis market;
•the effect of adverse changes in the wholesale and retail prices;
•risks related to challenging or volatile global economic, political or financial conditions, including inflation, interest rates, supply chain disruptions and reduced consumer spending;

Risk Factors
Risks Related to Our Business and Industry
Cannabis remains illegal under U.S. federal law, and enforcement of cannabis laws could change in a manner that materially or adversely affects our business.
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
Unlike in Canada, which has federal legislation uniformly governing the cultivation, distribution, sale and possession of medical and adult-use cannabis, for both adult-use and medical purposes, cannabis is largely regulated at the state level in the United States. To date, the cultivation and sale of cannabis for medical uses has been legalized in a significant number of U.S. states, territories, and the District of Columbia, and adult-use cannabis has been legalized in a growing number of jurisdictions. Notwithstanding such state-level legalization, the sale, distribution, and cultivation of cannabis and cannabis-related products remains illegal under U.S. federal law pursuant to the CSA.
Any reclassification of cannabis to Schedule III of the CSA, whether through executive action or congressional legislation, would not, in itself, render medical or adult-use cannabis lawful under federal law; further legislative amendments would be required to achieve that result. However, such a reclassification could have other significant legal and regulatory implications for companies operating in the cannabis industry, including potential changes to the application of Section 280E of the Internal Revenue Code, which currently limits the ability of businesses trafficking in Schedule I or Schedule II controlled substances to deduct ordinary business expenses for federal income tax purposes.
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

Due to the conflicting views between state legislatures and the federal government regarding cannabis, cannabis businesses are subject to inconsistent laws and regulations. In August 2013, the U.S. Department of Justice (the “DOJ”) issued guidance outlining certain federal enforcement priorities relating to cannabis-related offenses in jurisdictions that had implemented regulatory frameworks for cannabis. That guidance was subsequently rescinded, and there is currently no DOJ guidance that limits the discretion of federal prosecutors in determining whether to pursue enforcement actions relating to cannabis activities, notwithstanding the existence of state-level cannabis laws. As a result, federal prosecutors retain broad discretion with respect to the enforcement of federal cannabis laws, and there can be no assurance as to the enforcement posture that will be adopted by the DOJ or U.S. Attorneys at any given time.
We may be subject to enforcement or other action by the U.S. federal government.
U.S. federal authorities have the authority to investigate and take enforcement action against businesses involved in cannabis-related activities, including through the seizure or forfeiture of assets. Any such enforcement action could result in, among other things, the shutdown of some or all of our operations, the seizure or forfeiture of our cash or other assets, the loss or non-renewal of state-issued licenses, or the imposition of significant civil or criminal penalties.
In addition, federal authorities could allege that we, our subsidiaries, or our directors, officers, employees, managers or investors have aided and abetted violations of federal law, conspired to violate federal law, or otherwise engaged in conduct subject to federal criminal or civil statutes in connection with our cannabis-related activities. Defending against any such proceedings could require substantial financial and management resources and could materially and adversely affect our business, financial condition, results of operations, and prospects, regardless of the outcome. Such enforcement actions could also have adverse consequences for our non-U.S. employees, directors, officers, or investors, including restrictions on travel to or entry into the United States.
Violations of federal laws or regulations, or allegations of such violations, could result in significant fines, penalties, administrative sanctions, settlements, convictions or other adverse consequences, including disgorgement of profits, cessation of business activities or divestiture. Any of these outcomes could materially and adversely affect our reputation, our ability to conduct business, our ownership or operation of cannabis licenses, the listing of our securities on stock exchanges, our financial condition, liquidity and results of operations, or the market price of our Class A common stock.
U.S. state and local regulation of cannabis is complex, evolving, and uncertain.
Our activities are, and will continue to be, subject to evolving regulation and interpretation by various governmental authorities. The medical and adult-use cannabis industries are subject to various local, state and federal laws, regulations, guidelines, and licensing requirements relating to the manufacture, sale, distribution, management, transportation, storage, and disposal of cannabis, as well as being subject to laws and regulations relating to health and safety, the conduct of operations, and the protection of the environment. There is no assurance that state laws legalizing and regulating the sale and use of cannabis will not be repealed or overturned, or that local governmental authorities will not limit the applicability of state laws within their respective jurisdictions. Changes in applicable laws or regulations, or in their interpretation or enforcement, could restrict our operations, increase our compliance costs, limit our ability to expand into new markets, or adversely affect our business or operations in one or more states.
As a result of the conflicting views between state legislatures and the federal government regarding cannabis, the rulemaking process applicable to cannabis operators at the state and local level is ongoing and subject to frequent change. Maintaining compliance with applicable regulatory requirements is essential to our operations, and compliance efforts and the process of obtaining and maintaining regulatory approvals can be costly and time-consuming. No assurance can be given that we will obtain or continue to hold all licenses, permits, or approvals required to operate our businesses as currently operated or as proposed to be operated in the future, or that we will be able to complete business transactions, including acquisitions or transfers of licenses or other regulated assets, on acceptable terms or at all.

In addition, local laws and ordinances could restrict our business activity. Although our operations are legal under the laws of the states in which we operate, local governments have the ability to limit, restrict and ban cannabis businesses from operating within their jurisdiction. Land use, zoning, local ordinances and similar laws could be adopted or amended in a manner that materially and adversely affects our business.
Multiple states where medical and/or adult-use cannabis is legal have or are considering imposing special taxes or fees on businesses in the cannabis industry and other states may adopt similar measures in the future. The implementation of special taxes or fees could have a material adverse effect upon our business, prospects, revenue, results of operation and financial condition.
We are affected by evolving and dynamic laws and regulations governing the cannabis industry, which could adversely affect our business strategy, operating results, and profitability.
The legal and regulatory framework governing the cannabis industry continues to evolve at the local, state, and federal levels. Even where current laws and regulations permit our operations, future legislative, regulatory or policy changes, or changes in the interpretation or enforcement of existing requirements, could alter the structure, economics or competitive dynamics of the cannabis industry in ways that adversely affect our business. Such changes could require us to modify our business practices, adjust our operating model, or incur significant additional costs to enhance compliance programs, implement new systems or processes, obtain additional licenses or approvals, or respond to new regulatory requirements. Any increase in compliance or operational costs could reduce our operating margins, adversely affect our profitability, or limit our ability to pursue growth opportunities.
Regulatory developments that are perceived as favorable to the cannabis industry, including federal legalization or other reform initiatives, could nevertheless have adverse effects on our business, including developments such as federal legalization, rescheduling, descheduling, the authorization of interstate commerce in cannabis, or other reform initiatives. Such developments could significantly alter the structure, economics and competitive dynamics of the markets in which we operate. For example, federal legalization or the introduction of interstate commerce could reduce or eliminate barriers to entry that currently exist under state-based regulatory regimes, including limitations on the number of licenses and vertical integration requirements. Such changes could permit new market participants, including well-capitalized domestic or international companies with established national distribution networks, recognized brands and substantial financial resources, to enter the cannabis industry. Increased competition could result in pricing pressure, margin compression, consolidation and loss of market share. In addition, the ability to transport cannabis products across state lines could disrupt supply and demand dynamics and adversely affect the economics of vertically integrated, in-state production models. Additionally, if cannabis were reclassified as a Schedule III substance under the CSA, we could face increased competition from new entrants, including large, well-capitalized companies operating in adjacent industries such as pharmaceuticals, tobacco and alcohol, which could further intensify competition and adversely affect our market position, pricing and margins.
In addition, we face competition from illicit or unlicensed cannabis operators and from products marketed as hemp-derived cannabinoids pursuant to the 2018 Farm Bill. The illicit market for cannabis products remains significant in certain jurisdictions and may offer products at lower prices due to the absence of regulatory compliance costs, testing requirements, licensing obligations or state and local taxes applicable to licensed operators. Similarly, certain hemp-derived products, including products containing delta-8 tetrahydrocannabinol and other hemp-derived cannabinoids, are marketed and sold in certain jurisdictions outside of state-regulated cannabis frameworks based on interpretations of the 2018 Farm Bill. These products may be available through retail channels that are not subject to the same licensing, labeling, age-verification, product testing or taxation requirements applicable to state-licensed cannabis businesses. Competition from illicit operators or from hemp-derived products could place downward pressure on pricing, divert consumers from regulated markets, create consumer confusion, or otherwise adversely affect our sales, margins, market share or competitive position. Changes in federal or state regulation or enforcement practices relating to illicit cannabis activity or hemp-derived products may mitigate or exacerbate these competitive dynamics.

The timing, scope and impact of future regulatory developments and enforcement priorities are difficult to predict. Our failure to anticipate or adapt to changes in the regulatory environment or competitive landscape could impair our ability to execute our business strategy, negatively affect our financial condition or results of operations, or otherwise materially and adversely affect our business.
State regulatory agencies may require us to post bonds, maintain large insurance policies, or post significant fees.
There is a risk that a greater number of state regulatory agencies will begin requiring entities engaged in certain aspects of the legal cannabis industry to post a bond or significant fees when applying, for example, for a dispensary license or renewal as a guarantee of payment of sales and franchise taxes. We are not able to quantify at this time the potential scope of such bonds or fees in the states in which we currently operate or may in the future operate. Any such bonds, insurance requirements or fees, if material, could have a negative impact on our business, financial condition, results of operations, or liquidity.
We may be subject to heightened scrutiny by Canadian regulatory authorities.
Our Class A common stock is traded on the CSE. Our business, operations and investments are in the United States, and any future business, operations or investments, may become the subject of heightened scrutiny by regulators, stock exchanges and other authorities in Canada and the United States. As a result, we may be subject to significant direct and indirect interaction with public officials. There can be no assurance that such scrutiny will not result in the imposition of restrictions or conditions on our ability to operate, invest, or access capital markets in the United States or other jurisdictions.
In 2017, there were concerns that the Canadian Depository for Securities Limited, through its subsidiary CDS Clearing and Depository Services Inc. (“CDS”), Canada’s central securities depository responsible for clearing and settling trades in the Canadian equity, fixed income and money markets, would refuse to settle trades for cannabis issuers that have investments in the United States. To date, CDS has not implemented this policy.
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
Although the MOU indicated that there were no plans to prohibit the clearing and settlement of securities of issuers with cannabis-related activities in the United States, there can be no assurance that this regulatory approach will continue in the future. If clearing or settlement of our Class A common stock through CDS were restricted or prohibited while our shares are listed on a Canadian stock exchange, the liquidity of our Class A common stock could be materially and adversely affected, and holders of our shares could experience difficulty effecting or settling trades through the facilities of the applicable Canadian exchange.

Limitations on cannabis license ownership may constrain our growth and operational flexibility.
In certain states, cannabis laws and regulations limit not only the number and types of licenses issued, but also the number of licenses or types of licenses that a single person or entity may own or control. In addition, some jurisdictions require that certain qualified applicants or individuals participate in the ownership or control of licensed entities.
These ownership limitations may restrict our ability to expand our operations or consolidate licenses within a given state and may require us to rely on alternative arrangements, such as wholesale relationships, management or support services agreements, joint ventures, or other contractual structures, to participate in certain markets. Such arrangements may provide us with less control over operations, reduced economic benefits, increased regulatory complexity, or greater exposure to disputes or changes in regulatory interpretation.
If ownership limitations are expanded, enforced more strictly, or applied in a manner that restricts the use of these alternative structures, our ability to grow our business in certain states could be materially adversely affected.
Our ability to expand our product offerings and dispensary services may be limited.
As we introduce or expand our cannabis product offerings and dispensary services, we may incur losses or otherwise fail to enter certain markets successfully. Our expansion into new markets may place us in competitive and regulatory environments with which we are unfamiliar and involve various risks, including the need to invest significant resources and the possibility that returns on those investments will not be achieved for several years, if at all. In pursuing new product offerings or dispensary services, we may incur significant expenses and face various other challenges, including the need to expand our work force and management personnel, and comply with complex and evolving cannabis regulations applicable to the new markets. We may also be unable to successfully demonstrate the value of new offerings to consumers, and failure to do so would compromise our ability to successfully expand these additional revenue streams.
We face risks associated with licensing relating to supply, supply chain and market constraints.
Cannabis laws and regulations in the states in which we operate limit the number and types of licenses that may be issued for dispensaries, cultivation facilities and production operations. The availability, timing and issuance of licenses by category may be limited, delayed or denied, and the number of licenses granted in each operating category may not be balanced across the supply chain. As a result, licensing constraints may lead to mismatches between cultivation, production and retail capacity, which can adversely affect product availability, inventory levels, pricing and supply chain efficiency. Such imbalances could result in market volatility, supply disruptions or pricing pressures, any of which could materially and adversely affect our business, financial condition, results of operations or prospects.
We may become subject to FDA or Bureau of Alcohol, Tobacco, Firearms and Explosives (“ATF”) regulation.
Cannabis remains a Schedule I controlled substance under U.S. federal law. If cannabis were reclassified under the Controlled Substances Act, including to Schedule II or Schedule III, the FDA could assert regulatory authority over cannabis or cannabis-derived products pursuant to the Food, Drug, and Cosmetic Act of 1938. In such circumstances, the FDA could impose additional requirements relating to, among other things, the manufacturing, processing, labeling, marketing or sale of cannabis or cannabis-related products. The scope, timing and applicability of any such regulatory framework are uncertain, and compliance with any new or expanded FDA requirements could be costly, time-consuming or operationally burdensome, or could otherwise adversely affect our business, financial condition, results of operations or prospects if we are unable to comply or if such regulations materially restrict our activities.
In addition, it is possible that cannabis or certain cannabis products could become subject to regulation by other federal authorities, including the ATF, which could impose additional rules or restrictions relating to the manufacture, distribution, transportation, sale, or advertising of cannabis products. The impact of any such regulatory developments is uncertain and could materially and adversely affect our business or operations.

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
In February 2014, the FinCEN issued the FinCEN Memorandum providing instructions to banks seeking to provide services to cannabis-related businesses. The FinCEN Memorandum provides guidance to financial institutions regarding the provision of services to cannabis-related businesses but does not provide any safe harbor or legal defense from regulatory or criminal enforcement actions.
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
The FinCEN Memorandum does not provide any safe harbors or legal defenses from examination or regulatory or criminal enforcement actions by the DOJ, FinCEN, or other federal regulators. As a result, many financial institutions remain unwilling to provide banking services to cannabis-related businesses, and there can be no assurance that access to banking or other financial services will improve.
On April 26, 2023, the Secure and Fair Enforcement Banking Act (the “SAFE Banking Act”) was reintroduced in the House of Representatives and the Senate. Legislation such as the SAFE Banking Act and the SAFER Banking Act has been introduced to address banking access for state-legal cannabis businesses, but there can be no assurance that such legislation will be enacted or will become law in its current form, if at all.
As written, the SAFE Banking Act and SAFER Banking Act would allow financial institutions to provide their services to state-legal cannabis clients and ancillary businesses serving state-legal cannabis businesses without fear of federal sanctions. There is no guarantee either the SAFE Banking Act, the SAFER Banking Act, or similar legislation will become law in their current forms, if at all.
We are subject to proceeds of crime statutes.
We are subject to laws and regulations relating to money laundering, financial recordkeeping and proceeds of crime in the United States and Canada, including: the Bank Secrecy Act, as amended by Title III of the Patriot Act, the Proceeds of Crime (Money Laundering) and Terrorist Financing Act (Canada), and other applicable rules, regulations, and guidance issued, administered or enforced by governmental authorities in the United States and Canada.

If any of our activities or proceeds thereof were determined to violate applicable money laundering or proceeds-of-crime laws, such proceeds could be treated as proceeds of unlawful activity, which could materially and adversely affect us, including by restricting our ability to declare or pay dividends or make other distributions, and subjecting us to civil or criminal penalties.
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
The Company has filed amended tax returns with the IRS on behalf of itself and its subsidiaries claiming refunds of tax for 2020 and 2021 and a refund and/or reduction of tax for 2022 which had been incurred as a result of the application of Section 280E based on a legal interpretation that Section 280E does not apply to solely intrastate cannabis-related business activities. The Company took this position for the 2023 and 2024 filing years and intends to continue to take this position for the 2025 filing year. There is no guarantee that the IRS will not challenge our refund request and prevail in such challenge.
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
On May 21, 2024, the United States Department of Justice published a notice of proposed rulemaking with the Federal Register to initiate a formal rulemaking process to consider rescheduling cannabis under the CSA. As of the date of this filing, no final rule has been adopted, and cannabis remains classified as a Schedule I controlled substance under federal law. In June 2024, the IRS issued a press release stating that, until any final rule becomes effective, cannabis remains subject to the limitations of Section 280E. The IRS further stated that taxpayers seeking refunds related to Section 280E by filing amended returns are not entitled to refunds or payments and that the IRS is taking steps to address such claims. In December 2025, the President of the United States issued an executive order directing the Attorney General and other federal agencies to complete and, where appropriate, expedite the administrative rulemaking process to reconsider marijuana’s classification under the CSA. The executive order does not amend the CSA or otherwise change marijuana’s classification, and cannabis remains a Schedule I controlled substance unless and until a final rule is adopted or Congress amends the CSA. There can be no assurance as to the timing, outcome or scope of any rescheduling process or whether any such action would ultimately result in changes to the application of Section 280E. The Company is currently engaged with certain state and federal departments of revenue in respect to certain of the Company’s income tax returns that have been selected for examination.

Our business and activities are subject to extensive regulation by state and local governmental authorities. Our ability to operate our existing facilities, expand into new markets, maintain our current operations and complete acquisitions or other strategic transactions is contingent, in part, upon obtaining, maintaining, renewing and transferring required licenses, permits and other regulatory approvals.
Regulatory authorities have broad discretion in administering and enforcing applicable licensing and approval regimes, including with respect to the timing, scope and conditions of such approvals. As a result, there can be no assurance that required approvals will be obtained or maintained on acceptable terms or within anticipated timeframes, or at all.
Delays in obtaining, or failures to obtain or maintain, required licenses, permits, or approvals — including approvals related to the acquisition or transfer of licensed operations — may prevent or delay the commencement or continuation of operations, restrict our ability to pursue growth opportunities, require modifications to our business plans, increase compliance costs, or result in the loss of existing licenses or market access. Any such delays, conditions or failures could materially adversely affect our business, financial condition, results of operations, or prospects.
Our business is concentrated in a limited number of states, and adverse developments in any of those states could have a disproportionate impact on our business.
Substantially all of our operations, revenues and assets are concentrated in a limited number of U.S. states, including Illinois, New Jersey, Massachusetts, Michigan, Maryland, Ohio, and Pennsylvania. As a result, our business, financial condition, results of operations, and prospects are highly dependent on the regulatory, economic, political, and competitive conditions in those jurisdictions.
Adverse developments in any of these states, including regulatory, legislative, economic, political, or competitive changes, may have a disproportionate impact on our operations and financial performance compared to companies with more geographically diversified operations. Because our assets and operations are capital-intensive and often highly specific to particular states and licenses, we may be unable to readily redeploy capital or operations to other jurisdictions on acceptable terms, or at all.
As a result, adverse developments affecting even a single significant market could have a material adverse effect on our business, financial condition, results of operations, and cash flows, and could impair our ability to execute our growth strategy.
We may face difficulties in enforcing our contracts.
Because our contracts involve cannabis and other activities that are currently illegal under U.S. federal law and the laws of certain other jurisdictions, we may face difficulties in enforcing our contracts in U.S. federal courts and certain state courts.
Certain courts have determined that contracts relating to state-legal cannabis activities are unenforceable on the grounds that they are illegal under U.S. federal law and therefore void as a matter of public policy.
As a result, notwithstanding compliance with applicable state law, there remains uncertainty as to whether contracts involving cannabis-related activities will be enforceable in certain jurisdictions. We may not be assured of having a legal remedy in the event of a breach of contract. If borrowers fail or refuse to repay loans and we are unable to legally enforce our contracts, we may suffer substantial losses for which we have no legal remedy. The potential inability of us to enforce any of our contracts could have a material adverse effect on our business, revenues, operating results, financial condition or prospects.

We have limited trademark and intellectual property protection.
As long as cannabis remains illegal under U.S. federal law as a Schedule I controlled substance pursuant to the CSA, the benefit of certain federal laws which may be available to most businesses, such as federal trademark protection, may not be available to us. Because producing, manufacturing, processing, possessing, distributing, selling and using cannabis is illegal under the CSA, the United States Patent and Trademark Office generally will not permit the registration of trademarks that directly identify cannabis products or services that are unlawful under U.S. federal law. As a result, our intellectual property may never be adequately or sufficiently protected against use or misappropriation by third parties. In addition, since the regulatory framework of the cannabis industry is in a constant state of flux, there can be no assurance that we will be able to obtain or maintain effective intellectual property protection on a federal, state, or local level.
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
We have committed and expect to continue committing significant resources and capital to develop and market existing products and new products and services. The development of our business and operating results may be adversely affected by applicable restrictions on sales and marketing activities imposed by regulatory bodies. Certain of the states in which we operate have enacted strict regulations regarding marketing and sales activities relating to cannabis products. Restrictions may include regulations that specify what, where and to whom product information and descriptions may appear and/or be advertised. Marketing, advertising, packaging and labeling regulations also vary from state to state, potentially limiting the consistency and scale of consumer branding communication and product education efforts. The regulatory environment in the U.S. limits our ability to compete for market share in a manner similar to other industries. If we are unable to effectively market our products and compete for market share, or if the costs of compliance with government legislation and regulation cannot be absorbed through increased selling prices for our products, our sales and operating results could be adversely affected.
We face risks related to the results of future clinical research.
Research regarding the medical benefits, viability, safety, efficacy, dosing and social acceptance of cannabis or isolated cannabinoids (such as cannabidiol, commonly referred to as CBD, and tetrahydrocannabinol, commonly referred to as THC) remains in early stages. While certain clinical research and observational studies regarding cannabis and isolated cannabinoids have been conducted, additional double-blind placebo-controlled clinical trials in the United States are needed to demonstrate potential therapeutic benefits, determine safe and effective dosing, and evaluate appropriate product formats for specific medical conditions. Although various articles, reports and studies have addressed the potential medical uses and effects of cannabis, future research and clinical trials may prove such statements to be incorrect, or could raise concerns regarding, and perceptions relating to, cannabis.

Further, the federal illegality of cannabis and associated limits on our ability to properly fund and conduct research on cannabis, together with the lack of comprehensive FDA oversight of cannabis products, means there is limited information about the long-term safety and efficacy of cannabis in its various forms, when combusted or combined with various cannabis and/or non-cannabis derived ingredients and materials or when ingested, inhaled, or topically applied. Future research or oversight may reveal negative health and safety effects, which may significantly impact our reputation, operations and financial performance.
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
Because cannabis is illegal under U.S. federal law, and bankruptcy is a strictly federal proceeding, many courts have denied cannabis businesses federal bankruptcy protections, thus making it very difficult for lenders to recoup their investments in the cannabis industry in the event of a bankruptcy. If we were to seek protection from creditors pursuant to applicable bankruptcy or insolvency laws, there is no guarantee that U.S. federal bankruptcy protections would be available to our United States operations, which would have a material adverse effect on us, our creditors, and other stakeholders. While state-level receivership options do exist in some states as an alternative to bankruptcy, the efficacy of these alternatives cannot be guaranteed.
Cannabis businesses may be subject to civil asset forfeiture.
As an entity that conducts business in the cannabis industry, we may be subject to federal and state forfeiture laws (criminal and civil) that permit the government to seize the proceeds of criminal activity. Civil forfeiture laws could provide an alternative enforcement mechanism for the federal government, state or local authorities that seek to enforce applicable laws even where criminal liability may be difficult to establish.
Individuals may be required to forfeit property considered to be from proceeds of crime even if the individual is not convicted of a criminal offense, and the standard of proof in a civil forfeiture matter is lower than the burden in a criminal matter. Depending on the applicable law, whether federal or state, the federal government or the state, as applicable, may be required to prove that the money or property at issue is proceeds of a crime only by either clear and convincing evidence or a mere preponderance of the evidence.
In addition, investors, employees, officers, or other stakeholders located in jurisdictions where cannabis remains illegal may be subject to enforcement risks under applicable federal or state laws, including the potential forfeiture of assets or proceeds. Many states remain able to take action to prevent the proceeds of cannabis businesses from entering their state. Because state legalization is relatively new, it remains to be seen whether these states would take such action and whether a court would approve it.
We face physical security risks related to our operations and cash handling.
Our operations involve the cultivation, processing, distribution and retail sale of cannabis products, which may make our facilities, inventory and equipment targets for theft, robbery or other security breaches. Break-ins or other security incidents at our cultivation, processing or dispensary locations could result in the loss of cannabis plants, finished products, equipment or other assets and could disrupt operations.
In addition, because portions of the cannabis industry continue to operate with limited access to traditional banking services, our business involves the handling and transportation of cash. The movement and storage of cash and cannabis products expose us to risks of theft, robbery and employee misconduct. While we have implemented security measures designed to mitigate these risks, there can be no assurance that such measures will be sufficient to prevent losses.

Any significant security incident involving our facilities, inventory or cash could result in financial losses, increased operating costs, regulatory scrutiny, reputational harm or business interruption, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects.
We are a holding company.
We are a holding company and substantially all of our assets consist of the capital stock of our subsidiaries operating in our seven geographic markets: Illinois, Maryland, Massachusetts, Michigan, New Jersey, Ohio, and Pennsylvania. As a result, our stockholders are subject to the risks attributable to our subsidiaries and the law, rules and regulatory schemes of each jurisdiction in which they operate. As a holding company, we conduct substantially all of our business through our subsidiaries, which generate substantially all of our revenues. Consequently, our cash flows and ability to fund operations, service debt, or pursue current or desirable future growth or enhancement opportunities are dependent on the earnings of our subsidiaries and the distribution of those earnings to us. The ability of these entities to pay dividends and other distributions depends on their operating results and is subject to applicable laws and regulations, including requirements to maintain solvency and capital standards, as well as contractual restrictions contained in the instruments governing their indebtedness. In the event of a bankruptcy, liquidation or reorganization of any of our material subsidiaries, holders of indebtedness and trade creditors would generally be entitled to payment of their claims from the assets of those subsidiaries before any assets are available for distribution to us.
We face intense competition, which could adversely affect our business, financial condition, and results of operations.
We face intense competition from other companies operating in the cannabis industry, some of which have longer operating histories, greater financial resources, broader geographic footprints, and more extensive manufacturing, retail and marketing experience than we do. Increased competition from larger and better-capitalized competitors could materially and adversely affect our business, financial condition, and results of operations.
Because the cannabis industry remains relatively early-stage and continues to evolve, we also face competition from new entrants and from existing operators expanding into additional markets. As consumer demand for cannabis products increases, competition for market share, qualified personnel, real estate, and other strategic assets is expected to intensify. In addition, consolidation within the industry may further increase competitive pressure by enabling certain competitors to achieve greater scale, operational efficiencies and access to capital.
The competitive landscape varies significantly by state and is influenced by differing regulatory frameworks. In certain jurisdictions with fewer limitations on the number of licenses or cultivation capacity, increased supply has at times placed pressure on wholesale and retail pricing, which may adversely affect margins. In limited-license states, competition for licenses and operational scale may constrain growth opportunities and increase operating costs. To remain competitive across these varied environments, we must continue to invest significant resources in product development, marketing, talent acquisition and retention, and operational infrastructure. We may not be able to sustain these investments at levels sufficient to compete effectively, which could materially and adversely affect our business and results of operations.
Competition for the acquisition and leasing of properties suitable for cannabis operations may adversely affect our business.
Competition for the acquisition and leasing of properties suitable for the cultivation, production and sale of medical and adult-use cannabis may limit our ability to secure desirable locations or increase the costs associated with doing so, which could adversely affect our operating results and financial condition.
We compete for the acquisition and leasing of such properties with entities engaged in agriculture, real estate investment, consumer products manufacturing and retail activities, including corporate agriculture companies and other cannabis operators. These competitors may prevent us from acquiring or leasing suitable properties, require us to pay higher prices, or result in less favorable lease terms. Some competitors may have greater financial or operational resources and may be willing to pay more for certain assets or accept greater risk than we believe can be prudently managed.

In addition, increased investor participation, industry consolidation and changes in regulatory frameworks may further intensify competition for suitable properties and increase pricing. If we are unable to acquire or lease properties on acceptable terms, or if we incur higher real estate costs, our profitability, cash flows, and ability to grow our operations could be materially adversely affected.
We face risks due to industry immaturity or limited comparable, competitive or established industry best practices.
Although the medical and adult-use cannabis industry has continued to evolve, it remains relatively immature compared to many other regulated industries, and there are limited established operators with long-term operating histories or widely adopted best practices. Similarly, there is limited information about comparable companies available for potential investors to review in deciding about whether to invest in us.
Stockholders and investors should consider, among other factors, our prospects for success considering the risks and uncertainties encountered by companies operating in evolving and highly regulated industries. For example, unanticipated expenses and problems or technical difficulties may occur, which may result in material delays in the operation of our business. We may fail to successfully address these risks and uncertainties or successfully implement our operating strategies. If we fail to do so, it could materially harm our business adversely, affect our financial condition, results of operations, and prospects, and could impair the value of the shares of Class A common stock .
Our business is subject to the risks inherent in agricultural operations.
Medical and adult-use cannabis is an agricultural product. There are risks inherent in the cultivation business, such as insects and pests, plant diseases, mold, crop contamination, genetic variability, equipment failures, power outages, and other environmental or operational risks. Although the products are usually grown indoors or in greenhouses under climate-controlled conditions, with conditions monitored, there can be no assurance that biological, environmental or operations factors will not have a material adverse effect on the production of our products and, consequentially, our business, financial condition, or results of our operations.
In addition, cultivation operations depend on the consistent performance of specialized equipment, utilities and inputs, including lighting, HVAC systems, irrigation, nutrients, and electricity. Disruptions to any of these systems, whether due to mechanical failure, human error, supply shortages or external events, could adversely affect crop yields, product quality, or production timelines. Variability in crop yields or product quality may result in increased costs, reduced revenues, inventory write-downs, or an inability to meet customer demand.
We may be adversely impacted by rising or volatile energy costs and dependent on inputs.
Our cannabis cultivation operations consume considerable energy, which makes them vulnerable to rising energy costs. Accordingly, rising or volatile energy costs may adversely affect our business, our margins and our ability to operate profitably.
In addition, our business is dependent on a number of key inputs and their related costs, including raw materials and supplies related to our growing operations, as well as electricity, water, and other utilities. Any significant interruption or negative change in the availability, cost or reliability of these inputs could materially impact our financial condition and operating results. Macroeconomic conditions, geopolitical events, supply chain disruptions, inflationary pressures, and changes in utility pricing or availability may increase the cost of energy, materials, or transportation or limit access to critical inputs. Any inability to secure required supplies and services, or to do so on acceptable terms, could have a materially adverse impact on our business, financial condition, and operating results.

We may encounter environmental risks related to properties used in our operations.
There can be no assurance that we will not encounter hazardous conditions, such as asbestos or lead, at the sites of the real estate used to operate our businesses, which may delay the development of our businesses. Upon encountering a hazardous condition, work at our facilities may be suspended. If we receive notice of a hazardous condition, we may be required to correct the condition prior to continuing construction or operations. If additional hazardous conditions were present, it would likely delay development or ongoing operations and may require significant expenditure of our resources to correct the conditions. Such conditions could have a material impact on our business, financial condition, or results of operations. In addition, environmental laws, and regulations may impose liability for investigation or remediation of contamination regardless of fault, and compliance with such requirements could increase operating costs or limit the use of certain properties.
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
Government action to address climate change, greenhouse gas emissions, water usage, and land use may result in the enactment of additional or more stringent laws and regulations, which could require us to incur increased compliance costs, capital expenditures, or operational constraints, or otherwise adversely affect our financial condition.
In addition, increasingly our employees, customers and investors expect that we minimize the negative environmental impacts of our operations. Failure to mitigate or adequately respond to the risks of climate change or evolving environmental expectations could result in additional regulatory scrutiny, loss of team members, customers and investors, and an adverse impact on our brand and reputation.
We are dependent on key inputs, suppliers, and skilled labor.
We are dependent on a number of key inputs and their related costs, including raw materials and supplies related to cultivation operations, as well as electricity, water, and other local utilities. Any significant interruption or negative change in the availability, cost or reliability of the supply chain for key inputs, or natural or other disruptions to power or other utility systems, could materially impact our business, financial condition, results of operations or prospects. Some of these inputs may only be available from a single supplier or a limited group of suppliers. If a sole source supplier was to go out of business, we might be unable to find a replacement for such source in a timely manner, or at all. If a sole source supplier were to be acquired by a competitor, that competitor may elect not to sell to us in the future. Any inability to secure required supplies and services, or to do so on commercially reasonable terms, could have a materially adverse impact on our business, prospects, revenue, results of operation and financial condition.
Our ability to compete and grow will also depend on our access, at a reasonable cost and in a timely manner, to skilled labor, equipment, parts, and components. We may experience difficulty sourcing such labor, equipment, parts or components due to supply chain constraints, labor market conditions, or increased competition. Any such challenges could have an adverse effect on our financial results.

We depend on our ability to attract, retain and motivate key personnel.
Our success and our ability to manage anticipated future growth is dependent upon the ability, expertise, judgment, discretion, and good faith of our senior management team and other key personnel. Although we have invested in succession planning, the loss of one or more members of our senior management team or other key personnel could nevertheless have a material adverse effect on our business. If one or more of our senior management team or other key personnel are unable or unwilling to continue in their present positions, we may not be able to replace them readily, if at all, or on acceptable terms. We may also incur additional expenses to recruit and retain new key personnel.
Our business also depends on our ability to continue to attract, motivate, and retain a large number of highly qualified personnel in order to achieve business results. There can be no assurance that we will be able to attract or retain highly qualified personnel. We face significant competition for skilled personnel in our industries. In particular, if the cannabis industry continues to grow, demand for personnel may become more competitive, which could increase labor costs and make it more difficult to attract, hire and retain qualified employees.
From time to time, we may experience changes in personnel as we continue to develop and scale our operations. Changes and turnover of employees present particular challenges to the extent they involve the departure of knowledgeable and experienced personnel and the resulting need to identify and train existing or new candidates, which may result in unexpected costs, reduced productivity, and difficulties with respect to internal processes and controls.
There may be unknown health impacts associated with the use of cannabis and cannabis derivative products.
There is limited scientific research regarding the short-term and long-term health effects of cannabis and cannabis-derived products, whether used for recreational or medicinal purposes. In particular, there are relatively few long-term, large-scale or longitudinal studies assessing the potential health impacts of cannabis use, dosage, potency, frequency of consumption, methods of administration or interactions with other substances.
As scientific research and public health understanding of cannabis continue to evolve, future studies, or regulatory reviews may identify previously unknown or unanticipated adverse health effects associated with cannabis use. Any such findings could result in increased regulatory scrutiny, restrictions on product formulations, labeling, potency, advertising or distribution, product recalls, or changes in consumer perception and demand.
In addition, adverse health effects, whether real or perceived, could expose us to product liability claims, class action litigation, governmental investigations or enforcement actions, and increased compliance and insurance costs, regardless of the ultimate merit of such claims. The occurrence of any of the foregoing could materially and adversely affect our business, financial condition, results of operations and reputation.
We face an inherent risk of product liability and similar claims.
As a distributor of products designed to be ingested by humans, we face an inherent risk of exposure to product liability claims, regulatory action and litigation if our products are alleged to have failed to meet expected standards or to have caused significant loss or injury. In addition, the sale of our products involves the risk of injury to consumers due to tampering by unauthorized third parties or product contamination. Previously unknown or unforeseeable adverse reactions resulting from human consumption of our products alone or in combination with other medications or substances could occur. We may be subject to various product liability claims, including, among others, claims that our products caused injury or illness, contained inadequate instructions for use, or included inadequate warnings concerning possible side effects or interactions with other substances. As an agricultural product, cannabis may exhibit natural variability in quality, potency and other characteristics, and despite quality control, testing and labeling processes, we may be subject to claims alleging defects, contamination, mislabeling, or failure to meet expected standards.

A product liability claim, product recall, or regulatory action against us could result in increased costs, could adversely affect our reputation with our clients and consumers generally and could have a material adverse effect on our business, results of operations and financial condition. There can be no assurances that we will be able to obtain or maintain product liability insurance on acceptable terms or with adequate coverage against potential liabilities. Such insurance is expensive and may not be available in the future on acceptable terms, or at all. The inability to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims could prevent or inhibit the commercialization of our products.
We may be exposed to infringement or misappropriation claims by third parties, which, if determined adversely to us, could subject us to significant liabilities and other costs.
Our success may depend on our ability to use and develop new extraction technologies, recipes, know-how and new strains of cannabis without infringing the intellectual property rights of third parties. We cannot assure that third parties will not assert intellectual property claims against us. We are subject to additional risks if entities licensing intellectual property to us do not have adequate rights to the licensed materials. If third parties assert copyright or patent infringement or violation of other intellectual property rights against us, we will be required to defend ourselves in litigation or administrative proceedings, which can be both costly and time consuming and may significantly divert the efforts and resources of management personnel. An adverse determination in any such litigation or proceedings to which we may become a party could subject us to significant liability to third parties, require us to seek licenses from third parties, require us to pay ongoing royalties or subject us to injunctions that may prohibit or restrict the development, manufacture, distribution, or sale of certain products. Any of the foregoing could materially and adversely affect our business, financial condition, results of operations, and prospects.
Our products may be subject to product recalls.
Manufacturers, distributors and retailers of products are sometimes subject to the recall or return of their products for a variety of reasons, including product defects, such as contamination, unintended harmful side effects or interactions with other substances, packaging safety and inadequate or inaccurate labeling disclosure. If any of our products or products sold at our retail stores are voluntarily or involuntarily recalled due to an alleged product defect or for any other reason, we could be required to incur the unexpected expense of the recall and any legal proceedings that might arise in connection with the recall. We may lose a significant amount of sales and may not be able to replace those sales at an acceptable margin, if at all. In addition, a product recall may require significant management attention.
Although we have detailed procedures in place for testing our products and requiring compliant labeling of third-party products we sell, there can be no assurance that any quality, potency or contamination problems will be detected in time to avoid unforeseen product recalls, regulatory action or lawsuits. Additionally, if any of our brands were subject to recall, our image and the image of that brand could be harmed. A recall for any of the foregoing reasons could lead to decreased demand for our products and could have a material adverse effect on the results of our operations and financial condition. In addition, product recalls may result in increased scrutiny by state or local regulatory authorities and could require additional management attention, compliance efforts, legal fees, and other expenses.
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

Wholesale and retail prices for cannabis products may decline due to increased competition, oversupply in certain markets, the entry of new operators, expansions by existing cultivators or retailers, changes in consumer preferences, and pricing and promotional activity by competitors. In some jurisdictions, relatively low barriers to expansion or the absence of meaningful limits on cultivation capacity or retail density have contributed to periods of excess supply and downward pressure on prices. Our operating income may be significantly and adversely affected by a decline in the price of cannabis and will be sensitive to changes in the price of cannabis and the overall condition of the cannabis industry, as our profitability is directly related to the price of cannabis. In addition, we may be unable to offset declines in wholesale or retail prices through corresponding reductions in operating costs, particularly where costs are fixed or increase due to inflation, labor availability, energy prices or regulatory compliance obligations. There is currently not an established market price for cannabis and the price of cannabis is affected by numerous factors beyond our control. Pricing may fluctuate significantly over short periods of time, and sustained price declines, increased discounting or promotional activity, or an inability to pass increased costs on to customers may have a material adverse effect on us.
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
Certain of our products are e-vapor or “vape” products. The use of vape products and vaping may pose health risks. Public health authorities, including the Centers for Disease Control and Prevention, have previously identified potential health concerns associated with vaping and inhaled products. Clinical studies regarding the long-term safety and efficacy of vape products have not been submitted to or approved by the FDA. Adverse findings, regulatory investigations, litigation, media attention, and other publicity regarding the consumption of vape or other inhaled products, including adverse publicity regarding underage use of vape or other inhaled products, may adversely affect us.

Our business is highly dependent upon our brand recognition and reputation, and the erosion or degradation of our brand recognition or reputation would likely adversely affect our business and operating results.
Our business is highly dependent on the Ascend brand identity and our reputation, which is critical to our ability to attract and retain customers and consumers. The importance of our brand recognition and reputation is expected to continue to increase as competition in the markets in which we operate continues to develop. Our success in this area will depend on a wide range of factors, some of which are within our control and some of which are not. The factors affecting our brand recognition and reputation that are within our control include the following:
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
•positive or negative publicity, including with respect to events or activities attributed to us, the cannabis industry generally, our employees, partners, or others associated with any of these parties; and
•litigation or regulatory developments.
Damage to our reputation and loss of brand equity from one or more of the factors listed above may reduce demand for our products and have an adverse effect on our business, operating results and financial condition. Moreover, any attempts to rebuild our reputation and restore the value of our brand may be costly and time-consuming, and such efforts may not ultimately be successful.
We may face competition from pharmaceutical, synthetic cannabinoid and other alternative products.
The pharmaceutical industry and other well-capitalized companies may seek to compete with or displace traditional cannabis products through the development, approval and commercialization of synthetic cannabinoids or other cannabis-derived or cannabis-inspired products intended to replicate or emulate the effects of organic cannabis. Such products may be subject to different regulatory regimes, benefit from greater physician acceptance, insurance reimbursement, or broader distribution channels, and may be perceived by consumers, regulators or healthcare providers as more consistent, standardized, or safer than plant-based cannabis products.
If synthetic or pharmaceutical alternatives gain widespread acceptance or regulatory preference, demand for organic cannabis products could decline, which could reduce industry growth, place downward pressure on pricing and margins, and adversely affect the volume and profitability of our operations. In addition, advances in technology, formulation, delivery methods, or manufacturing processes by competitors could reduce the competitive differentiation of our products or require us to make significant investments to remain competitive. Any of the foregoing could materially adversely affect our business, results of operations, financial condition and prospects.
We may have increased labor costs and operational constraints as a result of union activity.
Labor unions are actively seeking to organize workforces within the cannabis industry. As of December 31, 2025, approximately 33% of our workforce was represented by labor organizations for purposes of collective bargaining, pursuant to thirteen collective bargaining agreements with local chapters of labor unions, with expiration dates ranging from May 2026 to December 2028. Although we believe that our relationship with our employees and union representatives is constructive, and we have not experienced any material work stoppages, there can be no assurance that labor disruptions, including strikes or work stoppages, will not occur in the future. Union activities and collective bargaining obligations may increase our labor costs, limit our operational flexibility, or impose additional requirements, which could adversely affect our business, profitability, and ability to reinvest in growth initiatives.

In addition, we regularly engage with labor organizations that may seek to represent additional segments of our workforce, and it is possible that employees at additional retail, cultivation or manufacturing locations may become unionized in the future. We cannot predict the outcome of future collective bargaining negotiations, whether new or existing agreements may result in increased compensation, benefits or other costs, or whether we will be able to meet union requirements without adversely affecting our financial condition. Labor unions may also limit our flexibility in dealing with our workforce.
Any deterioration in our labor relations, work stoppages, or reduced workforce flexibility could disrupt operations, delay production or distribution, strain customer relationships, and result in lost revenue, which could materially and adversely affect our business, results of operations, and financial condition.
As the cannabis market continues to mature, our products may become obsolete, less competitive, or less marketable.
Because the cannabis market and related products continue to be rapidly evolving, both domestically and internationally, we may be unable to anticipate and/or respond to developments in consumer preferences, product formats, regulatory requirements, or competitive dynamics in a timely and cost-efficient manner. The process of developing our products is complex and requires significant costs, development efforts, and reliance on third-party commitments. Our failure to develop new products or to adapt our existing products, processes or technologies to evolving market conditions, and the potential disuse or reduced market acceptance of our existing products could adversely affect our business, financial condition and operations.
In addition, competitors may introduce new or alternative product formats, formulations or delivery methods that gain greater market acceptance than our products, which could reduce demand for certain of our offerings.
Implementation of certain new technologies used to support product development, manufacturing efficiency, or consumer engagement, including automation, data analytics, or other emerging technologies, may have unintended consequences due to their limitations, potential manipulation, or our failure to use them effectively. Our success will depend, in part, on our ability to continually invest in research and development and process improvements to maintain competitive product offerings, and to enhance our existing technologies and products in a cost-effective manner. There can be no assurance that these efforts will be successful, timely or commercially viable, and any failure to do so could materially and adversely affect our business, financial condition, results of operations and prospects.
Risks Related to Ownership of Our Class A Common Stock
We do not intend to pay dividends on our shares of Class A common stock and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our shares of Class A common stock.
We have never declared or paid any cash dividend on our shares of Class A common stock and do not currently intend to do so in the foreseeable future. We currently anticipate that we will retain future earnings, if materialized, for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends in the foreseeable future. Therefore, the success of an investment in our shares of Class A common stock will depend upon any future appreciation in their value. Our shares of Class A common stock may not appreciate in the short term or long term or even maintain the price at which such shares of Class A common stock were purchased. Accordingly, an investment in our shares of Class A common stock may not be suitable for all investors. Investors should be prepared to bear the risk of loss of some or all of their investment and should have no need for immediate liquidity.

Our capital structure and voting control may cause unpredictability in the price of our Class A common stock.
Abner Kurtin, one of our founders, a director, and our Executive Chairman, and Frank Perullo, one of our founders, a director and our President, have the ability to exercise significant voting power with respect to our outstanding shares because of the shares of Class B common stock that are held by AGP Partners, LLC (“AGP”), an entity which Mr. Kurtin and Mr. Perullo control. While shares of Class A common stock are entitled to one vote per share, shares of Class B common stock are entitled to 1,000 votes per share. Through AGP, Mr. Kurtin and Mr. Perullo controlled approximately 14% of our total issued and outstanding shares and approximately 35% of the voting power attached to all of our issued and outstanding shares as of December 31, 2025. Each share of our Class B common stock is convertible at any time at the option of the holder into one share of Class A common stock and, in addition, will automatically convert into one share of Class A common stock on May 4, 2026 (the “Final Conversion Date”), in accordance with our certificate of incorporation. Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, subject to limited exceptions described in our certificate of incorporation. Upon the automatic conversion of the Class B common stock on the Final Conversion Date, Mr. Kurtin and Mr. Perullo will no longer have super-voting rights, and the concentration of voting control currently held by the holders of Class B common stock will be eliminated. This conversion may result in a significant shift in control over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.
The automatic conversion of the Class B common stock may create uncertainty regarding our governance, strategic direction and stockholder base and could result in increased volatility or fluctuations in the trading price of our Class A common stock, including around the Final Conversion Date.
Given the concentration of voting control held by the holders of the Class B common stock, both the existence of our current dual-class capital structure and the automatic conversion of the Class B common stock could adversely affect the trading price and volatility of our Class A common stock, including through increased fluctuations around the Final Conversion Date or negative market perception.
The market price for the shares of Class A common stock may be volatile, which may affect the price at which you could sell the shares of Class A common stock.
The market price for securities of cannabis companies generally is likely to be volatile. In addition, the market price for the shares of Class A common stock has been and may be subject to wide fluctuations in response to numerous factors beyond our control, including, but not limited to:
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
•our operating and financial performance relative to the expectation of management, securities analysts and investors;
•regulatory changes affecting our industry generally and our business and operations both domestically and abroad, or legislative or regulatory decisions to halt adult-use or medical cannabis programs;
•announcements of developments and other material events by us or our competitors;
•fluctuations in the costs of vital production materials and services;
•changes in global financial markets and global economies and general market conditions, such as interest rates;
•significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors;

•actual or threatened litigation, arbitration proceedings or governmental investigations involving us or our industry;
•operating and share price performance of other companies that investors deem comparable to us or the lack of market comparable companies; and
•news reports relating to trends, concerns, technological or competitive developments, regulatory changes and other related issues in our industry or target markets.
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
Sales of substantial amounts of shares of Class A common stock, or a decline in our stock price, could adversely affect the market price of our shares and our ability to raise capital.
Sales of a substantial number of shares of Class A common stock in the public market could occur at any time, subject to certain restrictions described below. These sales, or the perception in the market that holders of many shares intend to sell shares, or the availability of such securities for sale, could adversely affect the prevailing market prices for the shares of Class A common stock. A decline in the market prices of the shares of Class A common stock could impair our ability to raise additional capital through the sale of securities should we seek to do so.
In addition, a sustained decline in the market price of Class A common stock could reduce the liquidity of our shares and adversely affect our ability to raise capital on acceptable terms, or at all. Because a significant portion of our operations have been and will be financed through the sale of equity securities, a decline in the price of our Class A common stock could be especially detrimental to our liquidity and our operations. If our stock price declines, there can be no assurance that we will be able to raise additional capital or generate funds from operations sufficient to meet our obligations. If we are unable to raise sufficient capital in the future, our business, financial condition and results of operations could be materially adversely affected.
Additional issuances of shares of Class A common stock may result in further dilution.
We may issue additional equity or convertible debt securities in the future, which may dilute an existing stockholder’s holdings. Our certificate of incorporation permits the issuance of 750 million shares of our Class A common stock, and existing stockholders will have no preemptive rights in connection with such further issuances. Our Board has discretion to determine the price and the terms of further issuances, and such terms could include rights, preferences and privileges superior to those of holders of shares of Class A common stock. To the extent holders of our options or other convertible securities convert or exercise their securities and sell shares of Class A common stock they receive, the trading price of the shares of Class A common stock may decrease due to the additional number of shares of Class A common stock available in the market. We cannot predict the size or nature of future issuances or the effect that future issuances and sales of shares of Class A common stock will have on the market price of the shares of Class A common stock. Issuances of a substantial number of additional shares of Class A common stock, or the perception that such issuances could occur, may adversely affect prevailing market prices for the shares of Class A common stock. With any additional issuance of shares of Class A common stock, our investors will suffer dilution to their voting power and economic interest.

An active trading market for our Class A common stock may not be sustained, which could limit liquidity and increase volatility.
    Our shares of Class A common stock are listed on the CSE and our continued listing is subject to our ongoing compliance with the listing requirements of the CSE. Trading in securities listed on the CSE may be less liquid than trading in securities listed on larger U.S. exchanges. As a result, there may be limited liquidity, trading volume and analyst coverage for our shares of Class A common stock. We cannot predict the prices at which our shares of Class A common stock will trade, and there can be no assurance that an active or orderly trading market will be sustained.
Our shares of Class A common stock do not currently trade on any U.S. securities exchange. Even if our shares were to trade on a U.S. securities exchange in the future, there can be no assurance that such listing would result in increased liquidity, improved market depth or reduced volatility. We cannot predict the prices at which our shares of Class A common stock would trade on any such exchange, or whether an active trading market would develop or be sustained.
We incur increased costs as a result of being a United States company listed on the CSE and maintaining a public listing.
Shares of our Class A common stock are listed on the CSE and we are subject to the rules and regulations of Canadian securities regulators as well as certain U.S. securities laws and regulatory requirements applicable to U.S.-based public companies. As a result, we are, and will continue to be, subject to ongoing reporting, disclosure, corporate governance, accounting and compliance obligations under applicable Canadian and U.S. securities laws and the rules of the securities exchanges on which our securities may be listed.
Compliance with these requirements has resulted, and is expected to continue to result, in significant legal, accounting, advisory, audit, internal control, and other compliance costs. In addition, changes in existing rules or the adoption of new or more stringent requirements by Canadian or U.S. regulatory authorities could further increase our compliance costs and make certain business activities more difficult, time-consuming or costly. These obligations may place significant demands on our management, personnel, systems, and resources and could adversely affect our business, financial condition and results of operations.
Anti-takeover provisions in our certificate of incorporation and bylaws and Delaware law could discourage a takeover.
Our certificate of incorporation and bylaws contain provisions that might enable our management to resist a takeover. These provisions could make it more difficult for a third party to acquire control of us or for stockholders to replace our Board or management without the approval of our Board. These provisions include:
•authorizing the issuance of “blank check” preferred stock that could be issued by our Board to increase the number of outstanding shares and dilute the ownership of a potential acquirer or otherwise impede a takeover attempt;
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
These provisions might discourage, delay or prevent a change in control of our company or a change in our Board or management. These provisions, individually or in combination, could adversely affect the voting power of holders of Class A common stock and limit the price that investors might be willing to pay in the future for shares of our Class A common stock. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder unless specified conditions are met.
Our Board may issue preferred stock with rights senior to our Class A common stock, which could adversely affect our stockholders and deter a change in control.
Our certificate of incorporation authorizes us to issue one or more series of preferred stock. Our Board has the authority, without further stockholder approval, to determine the preferences, limitations, and relative rights of any series of preferred stock and to fix the number of shares and designation of such series. Any preferred stock we issue could have voting, liquidation, dividend, or other rights senior to those of our Class A common stock. The issuance of preferred stock could dilute the voting power and economic interests of holders of our Class A common stock and could materially adversely affect the market price of our Class A common stock. In addition, the issuance of preferred stock could delay, discourage or prevent a change in control of us, including transactions that holders of our Class A common stock may otherwise consider favorable, and could discourage bids for our Class A common stock at a premium to the then-current market price.
Our bylaws provide that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our bylaws provide that, unless we consent to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of fiduciary duty owed by any of our directors, officers or other employees to us or to our stockholders, (iii) any action asserting a claim arising pursuant to the Delaware General Corporation Law (the “DGCL”) or our certificate of incorporation or bylaws, (iv) any action to interpret apply, enforce or determine the validity of our certificate of incorporation or bylaws, or (v) any action asserting a claim governed by the internal affairs doctrine.
This exclusive forum provision does not apply to suits brought to enforce any liability or duty created by the Securities Act of 1933, as amended (the “Securities Act”) or the Exchange Act of 1934, as amended (the “Exchange Act”), or any other claim for which the federal courts have exclusive jurisdiction. Our bylaws further provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act or the Exchange Act.
The choice-of-forum provisions described above may limit a stockholder’s ability to bring a claim in a judicial forum that the stockholder believes is favorable for disputes with us or our directors, officers, or other employees, may increase the costs associated with bringing such claims, or may discourage such lawsuits altogether. Alternatively, if a court were to find any choice-of-forum provision contained in our certificate of incorporation or bylaws to be inapplicable or unenforceable in a particular action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially harm our business, operating results and financial condition.

It may be difficult to enforce civil liabilities in the U.S. under Canadian securities laws.
We are incorporated in the State of Delaware and our corporate headquarters are located in New Jersey. A majority of our directors and executive officers and certain of the experts named in this Annual Report on Form 10-K reside principally in the U.S. and the majority of our assets and all or a substantial portion of the assets of these persons is located outside of Canada. It may be difficult for investors who reside in Canada to effect service of process upon these persons in Canada, or to enforce a Canadian court judgment predicated upon the civil liability provisions of the Canadian securities laws against us or any of these persons. U.S. courts may refuse to hear a claim based on an alleged violation of Canadian securities laws against us or these persons on the grounds that the U.S. is not the most appropriate forum in which to bring a claim. Even if a U.S. court agrees to hear a claim, it may determine that U.S. law and not Canadian law is applicable to the claim. If Canadian law is found to be applicable, the content of applicable Canadian law must be proved as a fact, which can be a time-consuming and costly process. Certain matters of procedure will also be governed by U.S. law.
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
Our success will depend, in part, on our ability to grow our business in response to the demands of consumers and other constituents within the cannabis industry as well as competitive pressures. In some circumstances, we may determine to do so through the acquisition of complementary businesses rather than through internal development. The identification of suitable acquisition candidates can be difficult, time-consuming, and costly, and we may not be able to identify, negotiate or successfully complete identified acquisitions on acceptable terms, or at all.
In addition, acquisitions involve a number of inherent risks, including: difficulties integrating acquired businesses, assets, personnel, systems or technologies; diversion of management attention; assumption of unknown or contingent liabilities; failure to achieve expected synergies, cost savings or strategic benefits; and the potential issuance of equity or incurrence of debt, any of which could adversely affect our business, financial condition or results of operations.

We may face difficulties acquiring additional or traditional financing.
Due to the present state of the laws and regulations governing financial institutions in the U.S., banks often refuse to provide banking services to businesses involved in the cannabis industry. Consequently, it may be difficult for us to obtain financing from large U.S. financial institutions on terms comparable to those available to companies operating in other industries.
We have historically, and continue to have, access to equity and debt financing from non-public (i.e., private placement) markets. Our business plan continues to include growth initiatives, both in the form of additional acquisitions and through facility expansion and improvements. Accordingly, we may require equity and/or debt financing to support ongoing operations, to undertake capital expenditures or to undertake acquisitions and/or other business combination transactions. There can be no assurance that additional financing will be available to us when needed, in sufficient amounts, or on terms that are acceptable. Our inability to raise financing, whether through traditional banking channels or alternative sources, to fund ongoing operations, capital expenditures or acquisitions could require us to delay, reduce, or abandon planned investments or strategic initiatives and may have a material adverse effect on our business, prospects, revenue, results of operations, and financial condition.
Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.
Under Section 382 and related provisions of the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a rolling three-year period), the corporation’s ability to use its pre-change federal net operating loss carryforwards and certain other pre-change tax attributes to offset post-change taxable income may be limited.
As of December 31, 2025, we had gross state and local net operating loss carryforwards totaling approximately $44.8 million, which begin to expire in 2026. In addition, we may generate federal, state or local net operating losses or other tax attributes in future periods. We have not completed a study to assess whether an “ownership change” for purposes of Section 382 and related provisions of the Code has occurred, and it cannot be determined whether we have experienced, or may experience in the future as a result of subsequent shifts in our stock ownership, experience an “ownership change.” Thus, our ability to utilize carryforwards of our net operating losses and other tax attributes to reduce future tax liabilities may be substantially restricted for federal or (if applicable) state and local tax purposes.
Material acquisitions, dispositions, and other strategic transactions involve a number of risks for us.
Material acquisitions, dispositions and other strategic transactions may involve a number of risks for us, including: (i) potential disruption of our ongoing business; (ii) distraction of management; (iii) increased financial leverage; (iv) the anticipated benefits, synergies or cost savings of such transactions may not be realized or may take longer to realize than anticipated; (v) increased scope and complexity of our operations; and (vi) loss or reduction of control over certain of our assets.
Additionally, we may issue additional shares of Class A common stock or other equity or convertible securities in connection with such transactions, which would dilute a stockholder’s holdings in the Company.
The presence of material liabilities or obligations of an acquired business that are known but believed to be immaterial, or that are unknown to us at the time of acquisition could have a material adverse effect on our business, prospects, revenue, results of operation, and financial condition. A strategic transaction may result in a significant change in the nature of our business, operations, or strategy. In addition, we may encounter unforeseen obstacles or costs in implementing a strategic transaction or integrating any acquired business into our operations.

Our growth strategy may include acquisitions, investments or other strategic transactions, the completion of which may be subject to regulatory approvals, including cannabis regulatory, antitrust or other governmental clearances, as well as other customary closing conditions. The timing and outcome of such approval processes are often uncertain, may be lengthy, and may result in the imposition of conditions or restrictions that could reduce the anticipated benefits of a transaction or make it less attractive. There can be no assurance that required approvals will be obtained on acceptable terms or within anticipated timeframes, or at all, or that announced transactions will be completed as expected. Delays, conditions or failures to complete such transactions could result in increased costs, diversion of management attention, lost business opportunities, or reputational harm, any of which could materially adversely affect our business, financial condition or results of operations.
We may be subject to growth-related risks.
We may be subject to risks associated with managing growth, including capacity constraints and pressure on our internal systems and controls. Our ability to manage growth effectively will require us to continue to implement and improve our operational and financial systems and to expand, train and manage our employee base. Our inability to deal with this growth may have a material adverse effect on our business, prospects, revenue, results of operation and financial condition.
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
We may invest in pre-revenue or other revenue-generating cannabis companies which may not be able to meet anticipated revenue targets in the future.
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
There can be no assurance that our current or future contractual relationships or strategic alliances will have a beneficial impact on our business, financial condition and results of operation.
We currently have, and may in the future enter into, additional strategic alliances and partnerships with third parties that we believe will complement or augment our existing business. Our ability to identify, enter into and maintain such relationships is dependent upon, and may be limited by, the availability of suitable counterparties, regulatory considerations and capital. In addition, contractual relationships and strategic alliances may present unforeseen operational, regulatory or integration challenges or costs, may not enhance our business, and may involve risks that could adversely affect us, including the diversion of management time and resources required to pursue, implement and maintain such arrangements. These relationships may also involve reliance on third parties, shared control, additional costs or contingent liabilities. There can be no assurance that any current or future contractual relationships or strategic alliances will achieve or continue to achieve the expected benefits to our business, or that we will be able to consummate future strategic alliances on satisfactory terms, if at all. If any such relationships fail to perform as expected, are terminated, or otherwise do not deliver anticipated benefits, our business, financial condition and results of operations could be materially adversely affected.

Our sales are difficult to forecast.
As a result of ongoing regulatory and policy changes in the medical and adult-use cannabis industries, the relative immaturity of certain markets, and variability in supply and demand conditions, reliable market data is limited and, in some cases, unavailable. Accordingly, we must rely largely on our own market research and internal estimates to forecast sales, as detailed third-party forecasts are not generally obtainable in the states in which we operate.
Any market research and projections regarding estimated retail sales, demographics, demand or similar metrics are based on assumptions derived from limited or incomplete data. Such projections are inherently subject to uncertainty and depend on the occurrence and timing of a number of future events, many of which are outside of our control. There can be no assurance that the assumptions underlying these projections will be realized.
Actual results may differ materially from projected results due to a variety of factors, including changes in regulatory or legal frameworks, shifts in consumer demand, increases in operating costs, supply chain disruptions, competitive dynamics, or broader economic conditions. Accordingly, stockholders should not place undue reliance on any sales forecasts or projections as indicators of future performance.
Changes in our customer, product, or competition mix could cause our product margin to fluctuate.
From time to time, we may experience changes in our customer mix, product mix, or competitive environment, each of which may affect our operating margins. Changes in customer mix may result from geographic expansion or contraction, differences in consumer preferences across markets, legislative or enforcement priorities affecting permitted products, or shifts in demand among medical and adult-use consumers.
Changes in product mix may result from the introduction of new products, promotional or pricing strategies, regulatory changes affecting product availability, or evolving consumer preferences, including increased demand for lower-margin products or categories. Changes in our competitive environment, including the entry or expansion of well-capitalized competitors or increased promotional or discounting activity, may place downward pressure on pricing or require us to adjust our product offerings or pricing strategies.
If demand shifts toward lower-margin products or categories, if competitive or regulatory pressures limit our ability to price products at levels sufficient to maintain historical margins, or if we are unable to offset such changes through cost controls or operational efficiencies, our gross margins, operating results, and financial condition could be materially adversely affected.
We have a limited operating history and a history of net losses and negative cash flows from operating activities, and we may not achieve or maintain profitability or positive cash flows in the future.
We began operating in May 2018 and have not achieved sustained profitability. We generated a net loss of $118.2 million during the year ended December 31, 2025. During the year ended December 31, 2025, we had positive cash flows from operating activities of $38.1 million resulting in total “cash and cash equivalents” of approximately $85.7 million as of December 31, 2025. We intend to continue to expend significant funds to expand our cultivation and processing facilities, to make acquisitions, and to fund our working capital. We cannot guarantee we will have a positive cash flow status in the future, and we may be subject to litigation matters in the general course of business that, if we suffer an adverse outcome or enter into unfavorable settlement agreement, may impact results from operations
Our efforts to grow our business may be more costly than we expect and we may not be able to increase our revenue enough to offset higher operating expenses. We may incur significant losses in the future for a number of reasons, including as a result of unforeseen expenses, difficulties, complications and delays, the other risks described in this Annual Report on Form 10-K and our other reports and disclosure documents as well as other unknown events. The amount of future net losses will depend, in part, on the growth of our future expenses and our ability to generate revenue. If we continue to incur losses in the future, the net losses and historical negative cash flows incurred to date, together with any such future losses, will have an adverse effect on our stockholders’ equity and working capital. Because of the numerous risks and uncertainties associated with producing cannabis products, as outlined herein, we are unable to accurately predict when, or if, we will be able to achieve profitability. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. If we are unable to achieve and sustain profitability, the market price of our Class A common stock may significantly decrease and our ability to raise capital, expand our business or continue our operations may be impaired. A decline in our value may also cause you to lose all or part of your investment.
We face increased costs as a result of operating as a public company and our management will be required to devote substantial time to new compliance initiatives.
Operating as a public company requires significant legal, accounting, and other compliance efforts. Our management and other personnel must devote substantial time to complying with reporting requirements, maintaining effective internal control over financial reporting and disclosure controls and procedures, and addressing evolving regulatory and governance expectations. Our existing management team will need to devote a substantial amount of time to these compliance initiatives, and we may need to hire additional personnel or engage external advisors to assist us with complying with these requirements. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time consuming and costly and may divert management’s attention from operating and growing our business.
There is no assurance that our management’s past experience will be sufficient to enable us to operate successfully as a public company.
There is no guarantee that our current cash position, expected revenue growth and anticipated financing transactions will be sufficient to fund our operations for the next twelve months.
We have an accumulated deficit of $518.5 million and $400.4 million as of December 31, 2025 and 2024, respectively, as well as a net loss for each of the years ended December 31, 2025, 2024, and 2023. We generated positive cash flows from operating activities during the years ended December 31, 2025, 2024 and 2023, but incurred negative cash flows from operating activities during prior years. If we are unable to raise additional capital on favorable terms, if or when needed, we may be forced to delay, reduce, or curtail certain of our operations until such time as additional capital becomes available. Additionally, if we are unable to continue as a going concern, our stockholders may lose some or all of their investment in the Company.
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

General Risk Factors
Limited analyst coverage or unfavorable analyst reports could adversely affect the market price and trading volume of our Class A common stock.
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
We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, among others, (1) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), (2) reduced disclosure obligations regarding executive compensation in this Annual Report on Form 10-K and periodic reports and proxy statements, and (3) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
We may remain an emerging growth company for up to five years following our initial public offering, unless we earlier cease to qualify as an emerging growth company due to one or more of the following events: (i) the market value of the shares of our Class A common stock held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, (ii) we have total annual gross revenues of $1.07 billion or more during any fiscal year, or (iii) we issue more than $1.0 billion in non-convertible debt during any three-year period, in which case we would no longer be an emerging growth company as of the applicable determination date. We expect to cease to qualify as an emerging growth company as of December 31, 2026, unless we earlier cease to qualify under one of the foregoing criteria. Beginning with the first filing period for which such status no longer applies, we will be required to comply with the additional reporting and disclosure requirements applicable to other public companies, including the requirement that our independent registered public accounting firm attest to management’s assessment of internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act.
We cannot predict if investors will find the shares of Class A common stock less attractive because we may rely on these exemptions. If some investors find our shares less attractive as a result, there may be a less active trading market for the shares of our Class A common stock, and the market price of our Class A common stock may be more volatile.
Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. As a result, our financial statements may not be comparable to those of companies that are not emerging growth companies or that have elected not to take advantage of such exemptions.

We have broad discretion in the use of our cash, cash equivalents, and investments and may not use them effectively.
Our management has broad discretion over the use of our cash, cash equivalents and investments, including proceeds from financings, and may deploy such funds in ways that do not improve our results of operations or enhance the value of our Class A common stock. The failure by our management to use our cash, cash equivalents and investments effectively could result in financial losses and could adversely affect our business, financial condition, results of operations and the market price of our Class A common stock, including by delaying or limiting strategic initiatives, capital investments or growth opportunities. Pending their use, we may invest our cash, cash equivalents and investments in a manner that does not generate meaningful returns or may be subject to market risk or loss of principal.
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
The U.S. Congress is currently considering, and may continue to consider, numerous items of legislation which may be enacted prospectively or with retroactive effect, which legislation could adversely impact our financial performance and the value of shares of our Class A common stock. Additionally, states in which we operate or own assets may impose new or increased taxes. If enacted, most of the proposals would be effective for the current or later years. The proposed legislation remains subject to change, and its impact on us or our investors is uncertain.
In addition, the Inflation Reduction Act of 2022 includes provisions that impact the U.S. federal income taxation of corporations. Among other items, this legislation includes provisions that impose a minimum tax on the book income of certain large corporations and an excise tax on certain corporate stock repurchases that is imposed on the corporation repurchasing such stock. It is unclear how this legislation will be implemented by the U.S. Department of the Treasury and we cannot predict how this legislation or any future changes in tax laws might affect us or investors in our Class A common stock.
We face exposure to fraudulent or illegal activity by employees, contractors and consultants.
We face exposure to the risk that employees, independent contractors or consultants may engage in fraudulent or other illegal activities. Misconduct by these parties could involve intentional, reckless and/or negligent conduct. There may be disclosure of unauthorized activities that violate government regulations, manufacturing standards, healthcare laws, abuse laws and other financial reporting laws. Further, it may not always be possible for us to identify and deter misconduct by our employees and other third parties, and the precautions we take to detect and prevent these activities may not always be effective in controlling unknown or unmanaged risks or losses, or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with such laws or regulations.
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
In certain states, we depend on third-party suppliers to produce and ship our orders. Products purchased from our suppliers are resold to our customers. These suppliers could fail to produce products to our specifications or quality standards or may not deliver units on a timely basis. Any changes in our suppliers’ production capabilities or product availability could impact our ability to fulfill orders and could also disrupt our business due to delays in identifying or qualifying new alternative suppliers.
Furthermore, we cannot provide assurance that our internal controls and compliance systems will protect us from acts committed by our employees, agents, or business partners in violation of U.S. federal, state or local laws. Any improper acts or allegations thereof could damage our reputation and subject us to civil or criminal investigations and related stockholder lawsuits, could lead to substantial civic and criminal monetary and non-monetary penalties and could cause us to incur significant legal and investigatory fees.
We face risks related to our information technology systems, and potential cyber-attacks and security breaches.
Our operations depend, in part, on how well we and our suppliers protect networks, equipment, information technology (“IT”) systems and software against damage and threats, including, but not limited to, cable cuts, damage to physical plants, natural disasters, intentional damage and destruction, fire, power loss, hacking, computer viruses, vandalism and theft. We are susceptible to operational, financial and information security risks resulting from cyber-attacks, ransomware attacks, phishing attempts, insider threats, malfunctioning technology or other security incidents. Our operations also depend on the timely maintenance and replacement of network equipment, IT systems and software, as well as investments to mitigate associated risks. Any of the foregoing and other events could result in information system failures, delays, increases in capital expenses, financial losses, the inability to process transactions, the unauthorized release of customer information and reputational risk. If there was a breach in security or a failure or prolonged interruption of our IT systems, it could adversely affect our reputation and business continuity.
Additionally, we may store and collect personal information about customers, employees, and business partners, where allowed by law, and are responsible for protecting that information from privacy breaches that may occur through procedural or process failure, IT malfunction or deliberate unauthorized intrusions. We are subject to laws, rules and regulations in the United States and, in some cases, other jurisdictions relating to the collection, processing, storage, transfer and use of personal data. Our ability to execute transactions and to possess and use personal information and data in conducting our business subjects us to legislative and regulatory burdens that may require us to notify regulators and customers, employees and other individuals of a data security breach. Any such theft or privacy breach could have a material adverse effect on our business, prospects, revenue, results of operation and financial condition.
In addition, non-compliance could result in proceeding by governmental entities, significant fines, reputational harm or other adverse impacts on our business, financial condition, and operating results.
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

Our use of artificial intelligence technologies may expose us to operational, regulatory, data privacy, and reputational risks.
We utilize artificial intelligence (“AI”) and related data analytics technologies in certain limited aspects of our business, including customer engagement and marketing analytics. These technologies rely on data, algorithms and assumptions that may be incomplete, inaccurate or subject to bias, and the outputs generated by such systems may not always be accurate. If such tools produce inaccurate or unintended results, they could adversely affect customer experience, marketing effectiveness and, to a lesser extent, certain operational or compliance-related processes that incorporate data analytics.
Our use of AI technologies may involve the collection, processing and analysis of customer or other personal data and may increase our exposure to data privacy, cybersecurity and information security risks, as well as evolving laws and regulations governing automated decision-making, consumer protection and the use of personal data. In addition, to the extent our AI-enabled tools are perceived to be unfair, misleading, discriminatory or insufficiently transparent, or if such systems fail to perform as intended or result in the unauthorized use or disclosure of data, our reputation, business, financial condition and results of operations could be materially adversely affected.
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
We may be subject to litigation, arbitration, or other legal proceedings that could adversely affect our business.
From time to time, we may be involved in litigation, arbitration proceedings, regulatory investigations and other legal matters in the ordinary course of business. Such matters may relate to, among other things, commercial disputes, employment matters, regulatory compliance, intellectual property, contractual obligations or other issues. Litigation and other legal proceedings are inherently uncertain, and outcomes are difficult to predict. Adverse judgments, settlements, penalties or other outcomes could result in significant monetary damages, fines, injunctive relief, operational restrictions or reputational harm, and could adversely affect our financial condition, results of operations or the market price of our Class A common stock. Even if we ultimately prevail, legal proceedings can be costly, time-consuming and disruptive to our operations and may divert the attention of management and other personnel. Please refer to the “Legal Proceedings” section of this Annual Report on Form 10-K for a description of our significant legal matters.
We may be negatively impacted by challenging global economic conditions.
Our business, financial condition, results of operations and cash flows may be negatively impacted by challenging global economic conditions. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or consumer confidence, limitations on the availability of or increases in the cost of credit and capital, increases in inflation or interest rates, high unemployment, natural disasters, public health events, geopolitical instability, state or local government insolvency, or a combination of these or other factors.

These macroeconomic developments could negatively impact our business, which depends in part on the general economic environment and levels of consumer discretionary spending. As a result, we may be unable to maintain our existing customers or attract new customers, experience reduced demand for our products, or be required to adjust pricing or promotional strategies, any of which could adversely affect our revenues, margins and cash flows. We are unable to predict the likelihood, duration or severity of adverse global economic conditions or disruptions in credit and financial markets, and any sustained economic downturn could have a material adverse effect on our business, financial condition, results of operations and cash flows.
To date, the Company has not been significantly impacted by inflationary pressures; however, sustained increases in inflation, interest rates or other adverse economic conditions, including governmental efforts to manage or reduce inflation, could adversely impact our cost structure, including labor, energy, materials and other operating expenses, as well as consumer demand for our products. While we intend to take actions, where possible, to mitigate the effects of inflation and other adverse economic conditions, such mitigation efforts may not be effective, particularly in the event of prolonged or widespread inflationary pressures.
In addition, the United States has imposed and may impose additional quotas, duties, tariffs or other trade protection measures, which may increase the cost of certain materials used in our operations, including packaging materials, or otherwise adversely affect our suppliers or customers. The evolving and uncertain nature of tariff structures, coupled with ongoing developments in U.S. trade policy, may disrupt procurement channels and increase the costs associated with sourcing products or materials from abroad. Changes in tariff rates, import duties or other trade restrictions could increase our costs, disrupt supply chains, reduce demand for our products or contribute to broader economic volatility, any of which could materially adversely affect our business, financial condition or results of operations.
We are subject to risks arising from epidemic diseases.
Public health events, including epidemics or pandemics, may disrupt our operations or those of our employees, contractors, suppliers, and other business partners, including as a result of workforce availability issues, supply chain disruptions, facility closures or other preventative measures taken by governmental authorities or private parties.
While restrictions implemented in response to the COVID-19 pandemic have largely been lifted in the jurisdictions in which we operate, future public health events or resurgences could adversely affect our business by disrupting the manufacture, distribution or sale of our products, increasing operating costs, or limiting the availability of our workforce or that of our suppliers. The extent to which any such event may impact our business, financial condition or results of operations will depend on future developments that are uncertain and difficult to predict.
In addition, because cannabis remains illegal under U.S. federal law, we may be ineligible to participate in certain government relief programs or other forms of financial assistance that may be made available in response to public health emergencies, which could place us at a competitive disadvantage relative to other industries.
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
As a public company, we are required to maintain effective internal controls over financial reporting and to evaluate the effectiveness of those controls. We will be required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act if and when we become an accelerated filer or large accelerated filer and are no longer eligible for any applicable exemption from such requirements.
If we are unable to design, implement or maintain effective internal controls over financial reporting, or if our internal controls are found to be deficient, we may not be able to conclude on an ongoing basis that our internal controls are effective. In addition, we cannot predict the timing or outcome of our evaluation, testing and any remediation actions, or the impact such efforts may have on our operations.
If we fail to maintain effective internal controls over financial reporting or to comply with the requirements of Section 404 in a timely manner, our independent registered public accounting firm may be unable to provide an unqualified attestation opinion when required, and we may be subject to regulatory scrutiny, including by the SEC. Any such outcome could result in a loss of investor confidence in the reliability of our financial statements, negatively affect the trading price of our securities, and require us to incur additional costs, including the hiring of additional personnel or consultants, which could adversely affect our results of operations and cash flows.
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
We rely on our information technology (“IT”) department, management, and third-party service providers to identify, assess, and manage cybersecurity threats and risks, including those associated with artificial intelligence. Our information security program utilizes various security tools and strategies, including risk assessments, incident detection and response, vulnerability management, disaster recovery and business continuity plans, internal controls within our accounting and financial reporting functions, encryption of data, network security controls, access controls, physical security, and systems monitoring. We also work with third parties that assist us to identify, assess, and manage cybersecurity risks, including professional services firms, consulting firms, and threat intelligence service providers. These assessments encompass evaluations of both the design and operational effectiveness of our security measures and consider the evolution of different cybersecurity threats, including through artificial intelligence.
Our cybersecurity risk management is integrated into our overall risk management system. Our IT department works closely with our management and other relevant teams to regularly assess and identify possible material risks from cybersecurity threats, including, but not limited to, financial, operations, reputational and regulatory impact to the Company, as well as impacts on our employees and customers. The Company maintains an Incident Response Plan designed to detect, respond to and mitigate cybersecurity incidents. The Incident Response Plan is administered by a designated Cybersecurity Incident Response Team (“CIRT”), comprised of information technology leadership and designated systems administrators with defined roles and responsibilities for preparation, detection, containment, recovery and post-incident analysis. Under this plan, cybersecurity incidents are assessed based on defined severity levels and significant risk findings are escalated to executive leadership, including the Executive Leadership Team (“ELT”), based on the nature and severity of the incident. Following resolution, incidents are formally documented and reviewed, including post-incident analysis and “lessons learned,” to enhance the Company’s cybersecurity posture.
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

Cybersecurity Governance
Our management team oversees cybersecurity risk management processes and their implementation. Our information security program is coordinated by our IT department, led by our Executive Vice President of Enterprise Solutions, who has 30 years of industry experience in IT, with responsibility for enterprise security, and cyber risk management including serving in similar roles leading and overseeing cybersecurity programs at other public companies. Supporting team members have relevant educational and industry experience, including holding similar technology positions at other companies.

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

Material cybersecurity incidents are escalated to executive leadership in accordance with the Company’s incident response procedures and, where appropriate, to the Board of Directors. Our Board of Directors oversees the Company’s risk management framework, including oversight of material cybersecurity risks, and receives information regarding such risks as appropriate in connection with its enterprise risk management responsibilities.
ITEM 2. PROPERTIES
We lease space in Rochelle Park, NJ that houses our corporate headquarters.
As of December 31, 2025, we lease approximately 700,000 square feet of cultivation and manufacturing facilities in Barry, IL, Athol, MA, Amesbury, MA, Lansing, MI, Franklin, NJ, Smithfield, PA, and one of our two facilities in Monroe, OH. We own one manufacturing facility in Monroe, OH which comprises approximately 9,000 square feet. We lease 41 of 53 currently open or planned retail dispensaries, including entities to which we provide administrative and operational support, which comprise approximately 230,000 square feet, and own 12 retail dispensaries, which comprise approximately 60,000 square feet.
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
The average size of our retail stores is approximately 5,000 square feet. The following table summarizes our principal physical properties by state and their designation by use or planned use, as of December 31, 2025:

State	Cultivation/ Processing	Retail	Ancillary(1)
Illinois	1	10	3
Maryland	—	4	3
Massachusetts	2	3	2
Michigan	1	8	2
New Jersey	1	3	5
Ohio	2	7	2
Pennsylvania	1	5	—
Retail partner locations	—	13	—
Total	8	53	17
(1)Ancillary properties include non-cannabis touching properties that support the Company’s operations, such as offices and parking lots.

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
As of March 10, 2026, there were 161 registered holders of shares of our Class A common stock. These totals do not include the number of person whose stock is in nominee or “street” name accounts through brokers.
Peer Performance Table
The following graph compares the cumulative total stockholder return on shares of Ascend Wellness Holdings, Inc.’s Class A common stock from May 4, 2021, when Ascend Wellness Holdings, Inc. began trading on the CSE, through December 31, 2025, with the comparative cumulative return of the S&P 500 Index and a selected peer group of companies. The comparison assumes all dividends have been reinvested (if any) and an initial investment of $100 on May 4, 2021. The returns of each company in the peer group have been weighted to reflect their market capitalizations.

Comparison of Quarterly Cumulative Total Return
Assumes Initial Investment of $100
December 2025
200.00
180.00
160.00
140.00
120.00
100.00
80.00
60.00
40.00
20.00
0.00
05/04/2021
06/30/2021
12/31/2021
06/30/2022
12/31/2022
06/30/2023
12/31/2023
06/30/2024
12/31/2024
06/30/2025
12/31/2025
Ascend Wellness Holdings, Inc.
S&P 500 Index - Total Return
Peer Group

	5/4/21	6/30/21	12/31/21	6/30/22	12/31/22	6/30/23	12/31/23	6/30/24	12/31/24	6/30/25	12/31/25
Ascend Wellness Holdings, Inc.	$100.00	$110.26	$67.79	$20.00	$11.79	$6.36	$9.95	$9.64	$3.90	$3.44	$7.69
S&P 500 Index	$100.00	$103.46	$115.53	$92.47	$94.61	$110.59	$119.48	$119.48	$149.37	$158.64	$176.08
Peer Group	$100.00	$94.58	$61.05	$26.61	$19.48	$15.32	$20.32	$20.14	$10.77	$6.70	$14.05

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
Issuer Purchases of Equity Securities
The following table contains information regarding purchases by the Company of its Class A common stock during the three months ended December 31, 2025 by or on behalf of the Company or any “affiliate purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act.

	Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price paid per share (including fees)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value that may yet be purchased under plans or programs(1)
October 1 through October 31, 2025	287,000	$0.70	287,000	$468,754
November 1 through November 31, 2025	372,000	$0.57	372,000	$254,772
December 1 through December 31, 2025	460,550	$0.68	460,550	$—
	1,119,550		1,119,550
(1)On December 27, 2024, the Company’s board of directors (the “Board”) authorized a share buyback program (“Buyback Program”), which became effective on January 2, 2025 and expired on January 1, 2026. Pursuant to the Buyback Program, the Company could repurchase up to the lesser of: (i) approximately 10.216 million shares of the Company’s Class A common stock, representing approximately 5.0% of the Company’s then-outstanding Class A common stock, and (ii) $2.25 million worth of shares of Class A common stock, in the open market, pursuant to a normal course issuer bid, on the CSE, the OTCQX, or alternative trading systems, subject to applicable legal, regulatory, and contractual requirements. A total of 4.8 million shares of the Company’s Class A common stock were purchased for cancellation in accordance with the Buyback Program. All purchases were made through the Company’s selected purchasing member. The total number of shares of Class A common stock purchased, timing of purchases, and share price were dependent upon market conditions and business considerations, any applicable securities law requirements, CSE rules, and any determination of best use of cash available at the time.
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
BUSINESS OVERVIEW
Established in 2018 and headquartered in Rochelle Park, New Jersey, AWH is a vertically integrated multi-state operator focused on adult-use or near-term adult-use cannabis states in limited license markets. Our core business is the cultivation, manufacturing, and distribution of cannabis consumer packaged goods, which we sell through our company-owned retail stores, to retail partner locations, and to third-party licensed retail locations. We believe in bettering lives through cannabis. Our mission is to improve the lives of our employees, patients, customers, and the communities we serve through the use of the cannabis plant. We are committed to providing safe, reliable, and high-quality products and providing consumers options and education to ensure they are able to identify and obtain the products that fit their personal needs.
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

Since our formation, we have expanded our operational footprint, primarily through acquisitions, and, as of December 31, 2025, had direct or indirect operations or financial interests in seven United States geographic markets: Illinois, Maryland, Massachusetts, Michigan, New Jersey, Ohio, and Pennsylvania. While we have been successful in opening cultivation facilities and dispensaries under our current licenses, we expect continued growth to be driven by opening dispensaries under our current licenses and through partnership opportunities, expansion of our current cultivation facilities, and increased consumer demand. We currently employ approximately 2,300 people, excluding employees of retail partner locations.
Our consumer products portfolio is generated primarily from plant material that we grow and process ourselves. As of December 31, 2025, we produce our consumer packaged goods in six manufacturing facilities with approximately 258,000 square feet of total canopy. During 2025, we sold approximately 225,000 pounds of wholesale product, on a gross basis, compared to approximately 187,000 pounds sold during 2024. Our product portfolio consists of a range of cannabis product categories including flower, pre-rolls, concentrates, vapes, edibles, and other cannabis-related products. As of December 31, 2025, we had 47 open and operating retail locations, including 9 retail partner locations. We have fully-financed expansion plans to achieve a target of 60 total retail locations, including retail partner locations. Our new store opening plans are flexible and will ultimately depend on market conditions, local licensing, construction, and other regulatory permissions. Our expansion plans are subject to capital allocations decisions, the evolving regulatory environment, and the general economic environment.
On December 19, 2025, the Company filed a registration statement on Form S-3 (the “Registration Statement”) containing a base shelf prospectus with the SEC (the “Shelf Prospectus”), which Registration Statement became effective on January 22, 2026. A corresponding base shelf prospectus (the “Canadian Prospectus”) was filed with, and receipted by, the securities regulatory authorities in each of the provinces and territories Canada under the U.S.-Canada multijurisdictional disclosure system (“MJDS”). The Registration Statement and Canadian Prospectus register and qualify the offer and sale of up to an aggregate of $100 million of shares of Class A common stock, preferred stock, warrants, debt securities, subscription rights and/or units of the Company (“Securities”) for a period of three years. The terms of any Securities to be offered under the Shelf Prospectus and Canadian Prospectus will be specified in a prospectus supplement, which will be filed with the applicable U.S. and Canadian securities regulatory authorities in connection with any such offering. To date, no prospectus supplement has been filed. The Shelf Prospectus and the Canadian Prospectus were filed to provide additional flexibility to pursue strategic initiatives.
Recent Developments
Business Developments
The Company is continuously reviewing its footprint in order to optimize its operations, including expansion opportunities across the markets in which it operates. Some of the highlights achieved during the year include:
•broadening our market presence with eight additional retail stores, including retail partner locations, for a total of 47 retail locations as of December 31, 2025;
•expanding our product offering with the debut of two new brands, High Wired infused flower and Honor Roll top quality pre-rolls, and launching 566 SKUs, reflecting the expansion of formats, flavors, and formulations across nearly all product lines;
•strengthening our capital structuring by fully prepaying a $60,000 term loan through the issuance of $50,000, in aggregate principal, of term loans, plus cash on hand, in addition to the closing of a financing arrangement with a principal amount of $9,345, as further described in “Liquidity and Capital Resources;” and
•generating $38,053 of net cash from operating activities and ending the year with $85,676 of cash and cash equivalents, as further described in “Liquidity and Capital Resources.”

Recent and Pending Transactions
Midwest Retail Partner One Activity
In December 2024, Midwest Retail Partner One, a consolidated VIE, as further described in Note 8, “Variable Interest Entities,” in the Financial Statements, entered into a definitive agreement to acquire the membership interests of an entity that anticipates receiving two adult-use licenses, which agreement is subject to regulatory approval. In conjunction with this definitive agreement, the parties entered into certain management services agreements (“MSAs”) pursuant to which Midwest Retail Partner One will provide management and advisory services for a set fee. These MSAs were subject to regulatory review and approval, which was received in February 2025. Based on the provisions of the agreements, Midwest Retail Partner One obtained operational and financial influence over the underlying entity and therefore recognized the transaction as an asset acquisition as of the February 2025 regulatory approval date of these MSAs. Total cash consideration for this transaction may be up to $4,000, subject to certain closing adjustments, which was allocated to the licenses acquired as of the effective date. Of the total consideration, $1,000 was paid at signing in December 2024 and is included within “Other non-current assets” on the Consolidated Balance Sheet in the Financial Statements as of December 31, 2024. A total of up to $1,500 is expected to be paid upon opening of the associated dispensary locations and a total of up to $1,500 is expected to be paid upon final closing of the associated transaction. The total of the remaining payments is included as a sellers’ note; refer to Note 11, “Debt” in the Financial Statements. Additionally, the Company recorded an acquisition-related deferred tax liability of $1,755, which was allocated to the license as additional cost basis as of the effective date. One of the dispensary locations opened in March 2026. Refer to Note 4, “Acquisitions,” and to Note 8, “Variable Interest Entities,” for additional information.
In January 2025, Midwest Retail Partner One entered into a definitive agreement to acquire a conditional adult-use license, which agreement is subject to regulatory approval. Total cash consideration for this transaction is $1,900, to be paid at final closing and subject to certain closing adjustments. In October 2025, the parties amended the definitive agreement to, among other provisions, reduce the total cash consideration by $150 and advance $450 at that time. In conjunction with this definitive agreement, the parties entered into certain MSAs under which Midwest Retail Partner One will provide certain management and advisory services for a set fee. The parties also entered into a working capital loan and security agreement, under which Midwest Retail Partner One may loan up to $3,650 for the build-out of the associated dispensary. Based on the provisions of the MSAs and working capital loan, Midwest Retail Partner One obtained operational and financial influence over the underlying assets as of the February 2025 regulatory approval date of the MSAs. As such, this transaction was accounted for as an asset acquisition as of that date and the total consideration was allocated as the cost of the license acquired. The payment due at closing is included as a sellers’ note; refer to Note 11, “Debt” in the Financial Statements. The associated dispensary opened in May 2025 and the Company anticipates that closing of the transaction may occur in the first half of 2026. Refer to Note 4, “Acquisitions,” and to Note 8, “Variable Interest Entities,” for additional information.

Effective in March 2025, Midwest Retail Partner One acquired an entity that owns and operates an adult-use dispensary (“Midwest Partnership Dispensary Three”) and also entered into a related MSA pursuant to which Midwest Retail Partner One will provide certain management and advisory services for a set fee while the underlying transaction is pending regulatory approval. Based on the provisions of this MSA, Midwest Retail Partner One obtained operational and financial influence over Midwest Partnership Dispensary Three and therefore recognized the transaction as a business combination as of the March 2025 regulatory approval date of this MSA. Total cash consideration for this transaction is $1,667, of which $833 was payable upon the regulatory approval of the MSA and the remainder is due at final closing, subject to certain closing adjustments. This agreement also provides for an earn-out payment, to be paid in cash, based on 3.2-times EBITDA (as defined) that is achieved during a specified twelve-month period, less the purchase price, and had an initial fair value estimate of $1,600. Refer to Note 4, “Acquisitions,” and to Note 8, “Variable Interest Entities,” for additional information.
Effective in May 2025, Midwest Retail Partner One acquired an entity that owns and operates an adult-use dispensary (“Midwest Partnership Dispensary Four”) and also entered into a related MSA under which Midwest Retail Partner One will provide certain management and advisory services for a set fee while the underlying transaction is pending regulatory approval. Based on the provisions of this MSA, Midwest Retail Partner One obtained operational and financial influence over Midwest Partnership Dispensary Four and therefore recognized the transaction as a business combination as of the May 2025 regulatory approval date of this MSA. Total cash consideration for this transaction is $3,333, of which $1,667 was paid upon the regulatory approval of the MSA and the remainder will be due at final closing, subject to certain closing adjustments. This agreement also provides for an earn-out payment, to be paid in cash, based on 3.2-times EBITDA (as defined) that is achieved during a specified twelve-month period, less the purchase price, and had an initial fair value estimate of $1,900. Refer to Note 4, “Acquisitions,” and to Note 8, “Variable Interest Entities,” for additional information.
Northeast Retail Partner Two Loan Agreement
In February 2025, the Company and a third party (“Northeast Retail Partner Two”) entered into a loan agreement pursuant to which the Company may provide to Northeast Retail Partner Two up to $2,500 of financing (the “Northeast Retail Partner Two Loan Agreement”). The Company has a direct equity ownership interest of 35% of the equity interests in the borrower and the Northeast Retail Partner Two Loan Agreement provides the Company with conversion options to obtain up to 100% at any time through the maturity date, subject to certain provisions and as may be permitted by applicable regulations. The Northeast Retail Partner Two Loan Agreement also contains certain provisions and restrictive covenants that provide the Company with operational and financial influence over Northeast Retail Partner Two and provides the Company with financial distributions based on the associated results of operations. The Company determined that the terms and provisions of the Northeast Retail Partner Two Loan Agreement create a variable interest in Northeast Retail Partner Two and met the criteria for consolidation as of such date.
The Company and Northeast Retail Partner Two entered into a definitive agreement to acquire an entity that received licensing approvals for the operation of an adult-use dispensary for a total of $650 of cash consideration. This agreement is subject to regulatory approval, which is expected to be received within the first half of 2026, subject to the discretion of the applicable regulatory authorities. The consideration was allocated to the cost of the license, of which $250 was paid at signing. The remaining $400 was due at the earlier of: (i) the first sale of cannabis at the associated dispensary, or (ii) the one year anniversary of the agreement date, and, accordingly, was paid upon the one year anniversary in February 2026. This amount is included as a sellers’ note as of December 31, 2025; refer to Note 11, “Debt,” in the Financial Statements. Additionally, the Company recorded an acquisition-related deferred tax liability of $285, which was allocated to the license as additional cost basis as of the effective date. The Company will also assume the lease associated with the anticipated dispensary location. The non-controlling interest was determined to have a de minimis fair value and the net loss attributable to the non-controlling interest was not significant during 2025. Since the entity is consolidated as a VIE, the intercompany activity related to the Northeast Retail Partner Two Loan Agreement is eliminated in consolidation. Refer to Note 8, “Variable Interest Entities,” in the Financial Statements for additional information.

Northeast Retail Partner Four Loan Agreement
In March 2025, the Company and a third party (“Northeast Retail Partner Four”) entered into a loan agreement pursuant to which the Company may provide to Northeast Retail Partner Four up to $2,500 of financing (the “Northeast Retail Partner Four Loan Agreement”). The Company has a direct equity ownership interest of 35% of the equity interests in the borrower and the Northeast Retail Partner Four Loan Agreement and associated agreements provide the Company with conversion options to obtain up to 100% at any time through the maturity date, subject to certain provisions and as may be permitted by applicable regulations. The Northeast Retail Partner Four Loan Agreement also contains provisions and restrictive covenants that provide the Company with operational and financial influence over Northeast Retail Partner Four and the underlying operating agreement provides the Company with financial distributions based on the associated results of operations. The Company determined that the terms and provisions of the Northeast Retail Partner Four Loan Agreement and associated agreements create a variable interest in Northeast Retail Partner Four and met the criteria for consolidation as of such date. The non-controlling interest was determined to have a de minimis fair value. Since the entity is consolidated as a VIE, the intercompany activity related to the Northeast Retail Partner Four Loan Agreement is eliminated in consolidation.
The Company and Northeast Retail Partner Four entered into a definitive agreement to acquire an entity that received licensing approvals for the operation of an adult-use dispensary, subject to regulatory approval which is expected to be received within twelve to eighteen months following the signing date, for a total of $1,500 of cash consideration. Of the total consideration, $250 was paid as a deposit during the fourth quarter of 2024 and was included within “Other current assets” on the Consolidated Balance Sheets in the Financial Statements as of December 31, 2024, $250 was paid at signing, and the remaining $1,000 will be paid at final closing and is included as a sellers’ note; refer to Note 11, “Debt” in the Financial Statements. The Company will also assume the lease associated with the dispensary location. Of the total consideration, $1,383 was allocated to the cost of the license as of the effective date and $117 was allocated to the security deposit for the associated lease, which had a lease liability and ROU asset of $872 and is classified as a finance lease; refer to Note 10, “Leases,” for additional information regarding the Company’s lease arrangements. Additionally, the Company recorded an acquisition-related deferred tax liability of $607, which was allocated to the license as additional cost basis as of the effective date. The net loss attributable to the non-controlling interest was not significant during the year ended December 31, 2025. Refer to Note 8, “Variable Interest Entities,” in the Financial Statements for additional information.
Northeast Retail Partner Three Activity
In May 2025, a consolidated VIE of the Company (“Northeast Retail Partner Three”) entered into a definitive agreement to acquire an adult-use dispensary (“Northeast Partnership Dispensary One”). The parties also entered into a consulting agreement under which Northeast Retail Partner Three will provide management and advisory services for a set fee, which became effective in June 2025 and will remain in place until regulatory approval of the definitive agreement is received and the underlying transaction thereby closes. Based on the provisions of this consulting agreement, Northeast Retail Partner Three obtained operational and financial influence over Northeast Partnership Dispensary One and therefore recognized the transaction as a business combination as of the June 2025 effective date of this consulting agreement. Total cash consideration for Northeast Partnership Dispensary One is $3,250, of which $813 was paid at signing and the remainder was paid at final closing in December 2025. Refer to Note 4, “Acquisitions,” and to Note 8, “Variable Interest Entities,” for additional information.

In September 2025, Northeast Retail Partner Three acquired an entity that owns and operates two adult-use dispensaries (“Northeast Partnership Dispensaries Two and Three”), which transaction was completed pursuant to a definitive agreement that was signed in February 2025 and was subject to certain closing conditions, including regulatory approval of the underlying transaction, which was received prior to closing. The purchase price consists of $7,850 of cash consideration, subject to certain working capital and other customary adjustments, and of which $250 was paid as a deposit at signing. Total cash consideration included the settlement of $4,779 related to an outstanding note with a principal balance of $4,100 and associated interest. As of the closing date, the Company paid $1,541, which included an initial working capital estimate of $1,040. In December 2025, the parties agreed to a revised working capital estimate, including repayment of $1,598 for certain pre-acquisition liabilities, that reduced this estimate by $2,609, with the resulting net estimate of $289 included within “Other current assets” on the Consolidated Balance Sheet as of December 31, 2025. The final working capital adjustment and any resulting payment is due on the one-year anniversary of closing. This transaction also provides for an earn-out payment, payable in cash, in an amount equal to the lesser of $2,000 or three times the Annual EBITDA (as defined) during the one-year period following closing. The initial fair value estimate of $1,800 for this earn-out was determined utilizing an income approach based on a probability-weighted estimate of the future payment discounted using the Company’s estimated incremental borrowing rate and is classified within Level 3 of the fair value hierarchy. Refer to Note 4, “Acquisitions,” and to Note 8, “Variable Interest Entities,” for additional information.
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

Key Financial Highlights
•Revenue decreased by $61,018, or 11%, during 2025, as compared to 2024, primarily driven by declines across our legacy business resulting from increased competition and pricing pressure in most of our markets, partially offset by incremental revenue from acquisitions and consolidated partnership activity.
•Operating loss was $17,012 during 2025, as compared to operating profit of $4,734 during 2024. Our results for 2025 include a $17,000 settlement expense related to an arbitration matter (refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Legal Matters–Green Thumb Industries Arbitration Matter” for additional information). Additionally, the current year was impacted by lower revenue, partially offset by improved margins, which were largely attributable to certain strategic initiatives implemented during the second half of 2024, and higher general and administrative expenses attributable to certain one-time costs, including expenses associated with our debt refinancing and other strategic initiatives.
•Net decrease in cash and cash equivalents of $2,578 during 2025, primarily resulting from investments in capital assets and payments associated with acquisitions, offset by funding provided by improvements in working capital management and net proceeds from the issuance of debt.

RESULTS OF OPERATIONS
The Year Ended December 31, 2025 Compared with the Year Ended December 31, 2024

	Year Ended December 31,
($ in thousands)	2025	2024	Increase / (Decrease)
Revenue, net	$500,581	$561,599	$(61,018)	(11)%
Cost of goods sold	(330,901)	(377,389)	(46,488)	(12)%
Gross profit	169,680	184,210	(14,530)	(8)%
Gross profit %	33.9%	32.8%
Operating expenses
General and administrative expenses	169,692	179,476	(9,784)	(5)%
Settlement expense	17,000	—	17,000	NM*
Total operating expenses	186,692	179,476	7,216	4%
Operating (loss) profit	(17,012)	4,734	(21,746)	(459)%

Other (expense) income
Interest expense	(51,294)	(45,263)	6,031	13%
Other income, net	1,491	707	784	NM*
Total other expense	(49,803)	(44,556)	5,247	12%
Loss before income taxes	(66,815)	(39,822)	26,993	68%
Income tax expense	(51,378)	(45,172)	6,206	14%
Net loss	$(118,193)	$(84,994)	$33,199	39%
*Not meaningful
Revenue
Revenue decreased by $61,018, or 11%, during 2025, as compared to 2024. Revenue across legacy dispensary locations declined by $62,998, primarily driven by softness in Illinois, New Jersey, and Massachusetts that was partially offset by a benefit from adult-use sales in Ohio which began during the third quarter of 2024. Additionally, the decrease was partially offset by a contribution of $22,474 of incremental revenue from partner stores and by $7,850 of incremental revenue from new store openings that occurred in the second half of 2024 that were associated with previously acquired licenses. Our consolidated results include 47 dispensaries as of December 31, 2025, compared to 39 as of December 31, 2024. Net revenue from our wholesale operations declined by $28,344 resulting from increased competition and price compression across certain markets, particularly in Illinois and New Jersey, as well as from an increased focus on selling products through Company-owned and partner stores. During 2025, we sold approximately 225,000 pounds of wholesale product, on a gross basis, compared to approximately 187,000 pounds sold during 2024.

Cost of Goods Sold and Gross Profit
Cost of goods sold decreased by $46,488, or 12%, during 2025, as compared to 2024. Cost of goods sold represents direct and indirect expenses attributable to the production of wholesale products as well as direct expenses incurred in purchasing products from other wholesalers. Gross profit for 2025 was $169,680, representing a gross margin of 33.9%, compared to gross profit of $184,210 and gross margin of 32.8% for 2024. Gross margin in the current year benefitted from improved realization at certain cultivation facilities and better production output across our cultivation facilities, primarily Illinois and Massachusetts, and a benefit from a higher volume of Company-produced products sold through our retail stores and partner stores, partially offset by increased competition and pricing pressure across most of our markets, particularly in New Jersey and Illinois. The current year includes a $9,855 benefit from a rebalancing of overhead expenses at certain cultivation locations from cost of goods sold to general and administrative expenses based on overhead allocations relative to production output at those locations, but was impacted by $13,003 of higher write-downs of certain inventory items related to net realizable value adjustments, expired products, and obsolete packaging.
General and Administrative Expenses
General and administrative expenses decreased by $9,784, or 5%, during 2025, as compared to 2024. The decrease was primarily related to:
•a $10,265 decrease in total compensation expense, including $9,670 lower equity-based compensation expense that was largely due to the acceleration of certain awards in the prior year, offset by the forfeiture of other awards, compared with slightly higher headcount in the current year due to the expansion of consolidated operations;
•the absence of a $5,447 estimated reserve recognized in the prior year related to certain amounts that the Company was working to recover that were associated with a previous transaction; and
•the absence of a $2,083 reserve and a $984 discount recognized on a long-term receivable in the prior year;
•a $1,250 benefit from a purchase price adjustment recognized in the current year that was related to a previous acquisition; and
•a net benefit of $647 related to fair value adjustments associated with acquisition earn-outs, compared to a net expense of $630 in the prior year.
These decreases were partially offset by:
•a $6,766 increase in overhead expenses, including $9,855 of expenses associated with a rebalancing of certain overhead expenses from cost of goods sold, as well as costs associated with the expansion of operations, partially offset by ongoing cost control initiatives; and
•a $6,067 increase in depreciation and amortization expense, which was attributable to a larger average balance of fixed assets in service and $2,911 of accelerated amortization associated with a change in the estimated useful life of certain intangible assets.
Settlement Expense
During 2025, we recognized an expense of $17,000 related to the settlement of an arbitration matter (refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Legal Matters–Green Thumb Industries Arbitration Matter” for additional information).

Interest Expense
Interest expense increased by $6,031, or 13%, during 2025, as compared to 2024. The increase was primarily driven by higher cash interest expense associated with new term notes (refer to “Liquidity and Capital Resources” for further information) and higher interest on finance leases (refer to Note 10, “Leases,” in the Financial Statements for additional information). The prior year period includes a $5,475 loss on extinguishment associated with the prepayment of certain previously outstanding loans. Excluding finance leases, the Company had a weighted-average outstanding debt balance of $357,390 during 2025 with a weighted-average interest rate of 11.5%, compared to a weighted-average debt balance of $321,097 during 2024 with a weighted-average interest rate of 10.9%.
Income Tax Expense
The Internal Revenue Service (“IRS”) has taken the position that cannabis companies are subject to the limitations of Internal Revenue Code (“IRC”) Section 280E, under which such companies are only allowed to deduct expenses directly related to the sales of product (cost of goods sold). This results in permanent differences between ordinary and necessary business expenses deemed non-allowable under IRC Section 280E and those allowed for financial statement reporting purposes (“book-to-tax” differences). Cannabis companies operating in states that align their tax codes with IRC Section 280E are also unable to deduct ordinary and necessary business expenses for state tax purposes. Ordinary and necessary business expenses deemed non-deductible under IRC Section 280E are treated as permanent book-to-tax differences. Therefore, the effective tax rate on income realized by cannabis companies can be highly variable and may not necessarily correlate with pre-tax income or loss.
As of December 31, 2025 and 2024, the Company had an uncertain tax liability totaling $203,884 and $149,407, respectively, for uncertain tax positions related to the treatment of certain transactions and deductions under IRC Section 280E based on legal interpretations that challenge the Company’s tax liability under IRC Section 280E; refer to Note 14, “Income Taxes,” in the Financial Statements for additional information.
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
Income tax expense was $51,378, or 30.3% of gross profit, during 2025, as compared to $45,172, or 24.5% of gross profit, during 2024. Income tax expense for 2025 includes a valuation allowance of $1,803 primarily attributable to various states’ net operating loss and credit carryforwards related to limitations on business interest expense carryover amounts. Additionally, the effective tax rate on gross profit for 2025 was impacted by higher penalties and interest due on tax payments and uncertain tax positions, partially offset by a benefit from an incremental impact attributable to the tax treatment of certain acquired intangible assets. Refer to Note 14, “Income Taxes,” in the Financial Statements for additional information regarding the Company’s income taxes.

NON-GAAP FINANCIAL MEASURES
We define “Adjusted Gross Profit” as gross profit excluding non-cash inventory costs which include depreciation and amortization included in cost of goods sold, equity-based compensation included in cost of goods sold, start-up costs included in cost of goods sold, and other non-cash inventory adjustments. We define “Adjusted Gross Margin” as Adjusted Gross Profit as a percentage of net revenue. Our “Adjusted EBITDA” is a non-GAAP measure used by management that is not defined by U.S. GAAP and may not be comparable to similar measures presented by other companies. We define “Adjusted EBITDA Margin” as Adjusted EBITDA as a percentage of net revenue. Management calculates Adjusted EBITDA as the reported net loss, adjusted to exclude: income tax expense, other (income) expense, interest expense, depreciation and amortization, depreciation and amortization included in cost of goods sold, non-cash inventory adjustments, equity-based compensation, equity-based compensation included in cost of goods sold, start-up costs, start-up costs included in cost of goods sold, transaction-related and other non-recurring expenses, gain or loss on sale of assets, and litigation settlement. Accordingly, management believes that Adjusted EBITDA provides meaningful and useful financial information, as this measure demonstrates the operating performance of the business. The tables below provide reconciliations of these non-GAAP measures to the most comparable U.S. GAAP financial measure. Non-GAAP financial measures may be considered in addition to the results prepared in accordance with U.S. GAAP, but they should not be considered a substitute for, or superior to, U.S. GAAP results. The Company’s presentation of these financial measures may not be comparable to similar non-GAAP measures used by other companies.
The following table presents Adjusted Gross Profit for 2025 and 2024:

	Year Ended December 31,
($ in thousands)	2025	2024
Gross Profit	$169,680	$184,210
Depreciation and amortization included in cost of goods sold	32,484	31,178
Equity-based compensation included in cost of goods sold	1,946	7,659
Non-cash inventory adjustments(1)	15,862	2,859
Adjusted Gross Profit	$219,972	$225,906
Adjusted Gross Margin	43.9%	40.2%
(1)Consists of write-offs of expired products, obsolete packaging, and net realizable value adjustments related to certain inventory items.

The following table presents Adjusted EBITDA for the 2025 and 2024:

	Year Ended December 31,
($ in thousands)	2025	2024
Net loss	$(118,193)	$(84,994)
Income tax expense	51,378	45,172
Other income, net	(1,491)	(707)
Interest expense	51,294	45,263
Depreciation and amortization	73,530	66,157
Non-cash inventory adjustments(1)	15,862	2,859
Equity-based compensation	3,097	18,480
Start-up costs(2)	13,044	3,185
Transaction-related and other non-recurring expenses(3)	12,136	20,746
(Gain) loss on sale of assets	(745)	16
Litigation settlement	17,000	—
Adjusted EBITDA	$116,912	$116,177
Adjusted EBITDA Margin	23.4%	20.7%
(1)Consists of write-offs of expired products, obsolete packaging, and net realizable value adjustments related to certain inventory items.
(2)One-time costs associated with acquiring real estate, obtaining licenses and permits, and other costs incurred before commencement of operations at certain locations, as well as incremental expenses associated with the expansion of activities at our cultivation facilities that are not yet operating at scale, other expenses resulting from delays in regulatory approvals, and other related one-time or non-recurring expenses, as applicable. The 2025 amount includes $9,855 of unallocated overhead expenses at certain cultivation facilities resulting from rebalancing of overhead expenses from cost of goods sold to general and administrative expenses based on overhead allocations relative to production output at those locations.
(3)Other non-recurring expenses including legal and professional fees associated with litigation matters, potential acquisitions, other regulatory matters, and other reserves or one-time expenses, including certain non-recurring professional fees and severance expenses associated with certain strategic initiatives. The 2025 amount includes approximately $700 of expenses associated with our May 2025 term loans and approximately $400 of expenses associated with our January 2025 term loans. Additionally, 2025 includes a benefit of $1,250 related to a consideration adjustment for a prior acquisition and a net benefit of $647 related to fair value adjustments associated with acquisition earn-outs. The 2024 amount includes a reserve of $5,447 related to certain amounts associated with a previous transaction, a reserve of $2,083 and a $984 discount that are associated with a long-term receivable, approximately $3,600 of expenses associated with our 2024 debt refinancing, and $630 related to an acquisition earn-out.
The Year Ended December 31, 2024 Compared with the Year Ended December 31, 2023
For a discussion comparing our operating results for the year ended December 31, 2024 with the year ended December 31, 2023, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K for the year ended December 31, 2024, filed with each of the U.S. Securities and Exchange Commission and the relevant Canadian securities regulatory authorities on March 13, 2025.

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
Financing History and Future Capital Requirements
Historically, we have used private financing as a source of liquidity for short-term working capital needs and general corporate purposes. In May 2021, we completed an Initial Public Offering (“IPO”) of shares of our Class A common stock through which we raised aggregate net proceeds of approximately $86,065 after deducting underwriting discounts and commissions and certain direct offering expenses paid by us. In August 2021, we entered into a credit facility under which we initially borrowed $210,000 through term loans. During the second quarter of 2022, we borrowed an additional $65,000 of term loans from certain lenders under the expansion feature of this credit facility, as further described below. During the second quarter of 2023, we raised an aggregate of $7,000 in gross proceeds through a non-brokered private placement offering of an aggregate of 9,859 shares of the Company’s Class A common stock to a single investor. In July 2024, we issued term notes in aggregate principal of $235,000, which proceeds were used, together with cash on hand, to prepay a portion of our other term loans then-outstanding, as discussed further below. In January 2025, we issued an additional $15,000, in aggregate principal, of term loans for general corporate purposes, including to fund growth initiatives, and in May 2025 we issued an additional $50,000, in aggregate principal, of term loans, which proceeds were utilized, along with cash on hand, to prepay the remaining $60,000 then-outstanding under our previous credit facility, as discussed further below.
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
As of December 31, 2025 and 2024, the Company had total current liabilities of $109,009 and $144,541, respectively, and total current assets of $208,949 and $229,376, respectively, which includes cash and cash equivalents of $85,676 and $88,254, respectively, to meet its current obligations. As of December 31, 2025, the Company had working capital of $99,940, compared to $84,835 as of December 31, 2024.
Approximately 94% and 93% of the Company’s cash and cash equivalents balance as of December 31, 2025 and 2024, respectively, is on deposit with banks, credit unions, or other financial institutions. We have not experienced any material impacts related to banking restrictions applicable to cannabis businesses. Our cash and cash equivalents balance is not restricted for use by variable interest entities.
While the Company has had recurring losses that have resulted in an accumulated deficit as of December 31, 2025 and 2024, as reflected in the Financial Statements, the Company has generated positive net cash flows from operating activities during 2025, 2024, and 2023. As of December 31, 2025, the Company had cash and cash equivalents of $85,676, which, combined with anticipated cash flows from operating activities, management believes is more than adequate to support operations for the next twelve months from the date of issuance of this Annual Report on Form 10-K. Over the longer term, management expects to fund the Company’s operations and strategic initiatives with cash flows from operating activities and existing financing arrangements, and the Company currently does not have significant debt maturities until 2029. Management may continue to access capital markets for additional funding through debt and/or equity financings to supplement future cash needs, as may be required. However, management cannot provide any assurances that the Company will be successful in accomplishing its business plans. If we are unable to raise additional capital on favorable terms, if at all, whenever necessary, we may be forced to decelerate or curtail certain of our operations until such time as additional capital becomes available.

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
In January 2025, the Company borrowed an additional $15,000 through the issuance of additional term notes (the “January 2025 Term Notes”). The January 2025 Term Notes were issued at 97% of face value and are subject to the same terms and provisions of the July 2024 Loan Agreement, including the interest rate and maturity date thereunder, as further described below. In May 2025, the Company issued an additional $50,000, in aggregate principal, of term notes (the “May 2025 Term Notes,” and, together with the July 2024 Term Notes and January 2025 Term Notes, the “2024 Term Notes”) which proceeds were utilized, along with cash on hand, to prepay the remaining $60,000 of borrowings outstanding under the 2021 Credit Facility, as further described below. The January 2025 Term Notes and the May 2025 Term Notes were funded by existing lenders and met the criteria for modification accounting treatment. The total of the original issue discount and other capitalized direct financing fees was approximately $700 for the January 2025 Term Notes and $1,600 for the May 2025 Term Notes, which amounts will be amortized over the associated terms using the straight-line method, which approximates the interest method. The Company incurred approximately $400 of other expenses associated with the January 2025 Term Notes and $700 associated with the May 2025 Term Notes which were not capitalizable and are included within “General and administrative expenses” on the Consolidated Statements of Operations in the Financial Statements for 2025.
The 2024 Term Notes bear interest at a rate of 12.75% per annum, payable semi-annually in arrears on January 15 and July 15 of each year until the maturity date, commencing on January 15, 2025, unless earlier prepaid in accordance with the terms of the July 2024 Loan Agreement. In conjunction with the May 2025 Term Notes, those lenders prepaid $2,323 of accrued interest from the January 15 interest payment date through issuance, and, in turn, those lenders received interest for the full interest payment period that was payable on July 15, 2025. The 2024 Term Notes are irrevocably and unconditionally guaranteed, jointly and severally, on a senior secured basis by certain of the Company’s subsidiaries (the “Guarantees”). The 2024 Term Notes and the Guarantees are (i) secured, on a first lien basis, by substantially all assets of the Company and the guarantors of the July 2024 Term Notes, subject to certain carveouts, and (ii) issued and governed by the July 2024 Loan Agreement.
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

Pursuant to the July 2024 Loan Agreement, the Company has agreed to comply with certain customary covenants, including, but not limited to, restrictions on the Company’s ability to: declare or pay dividends or make certain other payments; purchase, redeem, or otherwise purchase or retire for value any equity interests or any subordinated indebtedness or otherwise make any restricted investment or restricted payment; incur certain indebtedness; create certain liens; consolidate, amalgamate, merge, or transfer all or substantially all of the assets of the Company and certain restricted subsidiaries taken as a whole; enter into certain transactions with affiliates; and engage in certain types of businesses. Additionally, the July 2024 Loan Agreement provides for customary events of default which, if certain of them occur, would permit certain parties, including holders of not less than 25% in aggregate principal of the then-outstanding 2024 Term Notes to declare the principal of, and interest or premium, if any, and any other monetary obligations on, all the then-outstanding 2024 Term Notes to be due and payable immediately. In January 2025, the July 2024 Loan Agreement was amended to modify certain terms and provisions, which amended terms and provisions were not due to actual or anticipated covenant violations. The July 2024 Loan Agreement requires the Company, on a consolidated basis, to maintain liquidity, consisting of cash and/or cash equivalents plus any future revolving credit availability, as of the last day of each fiscal month, as amended, in an aggregate amount of at least $20,000, with which the Company was in compliance as of December 31, 2025. The Company is required to comply with certain other financial covenants in contemplation of certain transactions or events, such as acquisitions and other financing activities, as defined within and provided for under the July 2024 Loan Agreement, as amended.
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
A total of $60,000 remained outstanding under the 2021 Credit Facility following the July 2024 Prepayment and was subsequently prepaid in full in May 2025 (the “May 2025 Prepayment”) utilizing the proceeds from the May 2025 Term Notes, along with cash on hand, as further described above. In conjunction with the May 2025 Prepayment, the Company recognized a loss on extinguishment of $126, primarily consisting of unamortized deferred financing costs that were then-outstanding. Following the May 2025 Prepayment, the 2021 Credit Facility was terminated and the obligations thereunder were considered satisfied in full. Refer to Note 11, “Debt,” in the Financial Statements for additional information regarding the 2021 Credit Facility and the Company’s other debt transactions.

Mortgage Note
On September 29, 2025, certain of the Company’s subsidiaries (the “Borrowing Subsidiaries”) entered into a loan agreement and related promissory note with an aggregate principal amount of $9,345 (the “Mortgage Note”), which was borrowed in full. The Company anticipates utilizing the net proceeds for general corporate purposes, including to fund growth initiatives. The Mortgage Note matures on September 29, 2030 and borrowings thereunder bear interest at a rate of 8.5% per annum. Monthly payments of principal and interest commenced on November 1, 2025. Principal will be repaid based on an amortization period of twenty years and any unpaid principal and accrued interest will be due and payable upon maturity. As of December 31, 2025, $187 of principal is included within “Current portion of debt, net” and $9,133 is included within “Long-term debt, net” on the Consolidated Balance Sheet. The Company incurred $102 of direct financing fees associated with the Mortgage Note, which will be amortized over the respective term. The obligations under the Mortgage Note are secured by mortgages on three properties that the Company owns in Ohio, as well as assignment of any leases and rent amounts related to these properties that the Company may enter into. The Mortgage Note contains customary representations and events of default. The Borrowing Subsidiaries have agreed to comply with certain customary covenants, including, but not limited to, restrictions on their ability to: incur additional indebtedness; create certain liens; make material changes to the nature of the business conducted; and sell, lease, transfer, or otherwise dispose of all or a substantial part of their assets. The Mortgage Note also requires the Borrowing Subsidiaries to maintain a debt service coverage ratio (as defined in the Mortgage Note) of not less than 1.30 to 1.00 measured annually based on the entire calendar year and commencing on December 31, 2026.
Cash Flows

	Year Ended December 31,
(in thousands)	2025	2024	2023
Net cash provided by operating activities	$38,053	$73,292	$75,334
Net cash used in investing activities	(45,736)	(37,196)	(59,890)
Net cash provided by (used in) financing activities	5,105	(20,350)	(17,082)
Operating Activities
Net cash provided by operating activities was $38,053 during 2025, as compared to $73,292 during 2024. The current year reflects $36,570 of cash interest paid on debt arrangements, compared with $16,894 in the prior year. The current year also reflects improvements in working capital management, including a net benefit from the collection of receivables and the timing of payments to suppliers and vendors, whereas the prior year included a benefit from tax refunds totaling approximately $28,000.
Net cash provided by operating activities was $2,042 lower during 2024, as compared to 2023. The slight decrease was primarily driven by an impact from the timing and management of payments to suppliers and vendors and other working capital payments, including the payment of approximately $3,600 of expenses associated with our debt refinancing that were not capitalizable and $2,458 of fair value accretion associated with the payment of contingent consideration related to a prior acquisition. During 2024 we received income tax refunds totaling approximately $28,000, whereas, 2023 includes the recognition of the $22,794 ERTC Claim, of which $20,830 was received.
Investing Activities
Net cash used in investing activities was $45,736 during 2025, as compared to $37,196 during 2024. The increase was primarily due to higher capital expenditures and payments associated with acquisitions as compared to the prior year, whereas the prior year includes a greater benefit from the collection of a note receivable.
Net cash used in investing activities was $22,694 lower during 2024, as compared to 2023, primarily due to lower net investments in notes receivable and lower payments associated with acquisitions, partially offset by the absence of proceeds from the sale of assets and slightly higher capital expenditures.

Financing Activities
Net cash provided by financing activities was $5,105 during 2025, as compared to $20,350 of net cash used in 2024. The current year reflects the receipt of net proceeds from the Mortgage Note and other term notes issued in 2025, net of related financing costs, partially offset by the May 2025 Prepayment and repurchases of common stock. The prior year reflects the utilization of proceeds from the issuance of the July 2024 Term Notes to partially prepay amounts then-outstanding under the 2021 Credit Facility and related financing costs, as well as the remittance of taxes withheld under equity-based compensation plans and the payment of contingent consideration associated with a prior acquisition.
Net cash used in financing activities was $3,268 higher during 2024, as compared to 2023, primarily reflecting higher cash remittances of taxes withheld under equity-based compensation plans, the payment of contingent consideration associated with a prior acquisition, and the repurchase of common stock through a specific transaction. Additionally, 2024 reflects lower net repayments of debt and related financing costs, whereas 2023 benefitted from proceeds received from the issuance of common stock.
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
The following table summarizes the Company’s material future contractual obligations as of December 31, 2025:

(in thousands)	Commitments Due by Period
Contractual Obligations	Total	2026	2027 - 2028	2029 - 2030	Thereafter
Term notes(1)	$300,000	$—	$—	$300,000	$—
Fixed interest related to term notes(2)	153,210	38,250	76,605	38,355	—
Mortgage Note(3)	13,000	983	1,964	10,053	—
Sellers’ notes(4)	10,200	10,200	—	—	—
Operating leases(5)	141,230	12,320	25,433	24,987	78,490
Finance leases(5)	734,272	35,916	72,967	76,450	548,939
Lease financing liabilities(6)	18,603	2,592	5,406	4,093	6,512
Total	$1,370,515	$100,261	$182,375	$453,938	$633,941
(1)Principal payments due under our term notes payable as of December 31, 2025. Refer to Note 11, “Debt,” in the Financial Statements for additional information regarding our debt arrangements.
(2)Represents fixed interest rate payments on borrowings under our term notes based on the principal outstanding at December 31, 2025. Interest payments could fluctuate based on prepayments or additional amounts borrowed.
(3)Represents payments due monthly on borrowings under our Mortgage Note, which consist of principal and interest. Refer to Note 11, “Debt,” in the Financial Statements for additional information.
(4)Consists of amounts owed for acquisitions or other similar transactions. Certain cash payments include an interest accretion component, and the timing of certain payments may vary based on regulatory approval. Refer to Note 11, “Debt,” in the Financial Statements for additional information.
(5)Reflects our contractual obligations to make future payments under non-cancelable leases and an estimate for anticipated extension periods, as applicable. Refer to Note 10, “Leases,” in the Financial Statements for additional information.
(6)Reflects our contractual obligations to make future payments under non-cancelable operating leases that did not meet the criteria to qualify for sale-leaseback treatment. Refer to Note 10, “Leases,” in the Financial Statements for additional information.

The table above excludes up to an additional total of $10,000 that we expect to fund under a research collaboration agreement associated with a prior acquisition and of which $819 was remitted during 2025. The remainder will be paid based on a percentage of annual revenue through April 2031, unless satisfied earlier. Refer to Note 15, “Commitments and Contingencies,” in the Financial Statements for additional information. Additionally, the Company has commercial relationships with license holders across the markets in which it operates with mutually beneficial purchasing and supply arrangements entered into in the ordinary course of business.
As of the date of this filing, we do not have any off-balance sheet arrangements, as defined by applicable regulations of the United States Securities and Exchange Commission (the “SEC”), that have, or are reasonably likely to have, a material current or future effect on the results of our operations or financial condition, including, and without limitation, such considerations as liquidity and capital resources.
Capital Expenditures
We anticipate net capital expenditures of approximately $20,000 during 2026. Changes to this estimate could result from the timing of various project start dates, which are subject to local and regulatory approvals, as well as capital allocation considerations. Spending at our cultivation and processing facilities includes: construction; purchase of capital equipment such as extraction equipment, heating, ventilation, and air conditioning equipment, and other manufacturing equipment; general maintenance; and information technology capital expenditures. Dispensary-related capital expenditures includes construction costs for the initial build-out of each location, general maintenance costs, and upgrades to existing locations.
During 2026, we expect to provide funding for partner dispensaries and the build out of additional dispensaries across our network. We also anticipate completing certain expansion projects across our cultivation facilities in addition to other enhancements and general maintenance activities across our portfolio. Management expects to fund capital expenditures primarily by utilizing cash flows from operations.
As of December 31, 2025, our construction in progress (“CIP”) balance was $9,634 and relates to capital spending on projects that were not yet complete. This balance includes amounts related to: certain enhancement projects at our New Jersey, Illinois, Michigan, and Massachusetts cultivation facilities; certain build out projects at partner dispensaries; and other projects across our dispensaries and cultivation facilities.
Share Repurchase Program
In December 2024, the Company’s board of directors (the “Board”) authorized a share buyback program (the “Buyback Program”) which permitted the Company to repurchase up to the lesser of: (i) 10,216 shares of the Company’s Class A common stock; and (ii) $2,250 worth of shares of Class A common stock, in the open market pursuant to a normal course issuer bid, subject to applicable legal, regulatory, and contractual requirements. The Buyback Program expired on January 1, 2026. The total number of shares purchased, timing of purchases, and share prices were dependent upon market conditions and business considerations, any applicable securities law requirements, CSE rules, and any determination of best use of cash available at the time. Purchases under the Buyback Program commenced in February 2025, at the discretion of the Company’s management, and the shares purchased through the Buyback Program were cancelled. Through December 31, 2025, a total of 4,801 shares were purchased under the Buyback Program for an aggregate cost, inclusive of fees, of $2,311, thereby utilizing the total permitted under the Buyback Program for the cost basis of the purchases and no share purchase remained available under the Buyback Program. Refer to Note 12, “Stockholders’ Equity,” in the Financial Statements for additional information regarding the Company’s capital structure and other equity-related transactions.

Other Matters
Equity Incentive Plans
The Company’s current stock incentive plan, as amended, (the “Amended 2021 Plan”) authorizes the issuance of options, stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”), and other stock-based awards (collectively the “2021 Plan Awards”). The Amended 2021 Plan provides for a maximum number of shares of Class A common stock available for issuance to not exceed 10% of the total number of issued and outstanding shares of Class A common stock, on a non-diluted basis, as constituted on the grant date of a plan award. As of December 31, 2025, there were 5,348 shares of Class A common stock available for grant for future equity-based compensation awards under the Amended 2021 Plan.
During 2025, the Company granted a total of 225 RSUs under the Amended 2021 Plan, and as of December 31, 2025, a total of 2,420 RSUs that are granted are unvested. Total unrecognized compensation cost related to the RSUs was $1,814 as of December 31, 2025, which is expected to be recognized over a weighted-average remaining period of 2.0 years.
As of December 31, 2025, a total of 12,447 stock option awards are outstanding under the Amended 2021 Plan, of which 4,920 are exercisable. A total of 9,936 options were granted during 2025 and a total of 347 were exercised. As of December 31, 2025, the outstanding options have a remaining weighted-average contractual life of 1.6 years and total unrecognized stock-based compensation expense related to unvested options was $842, which is expected to be recognized over a weighted-average remaining period of 1.2 years.
During 2025, 2024, and 2023, the Company recognized $1,151, $10,821, and $11,833, respectively, of equity-based compensation expense within “General and administrative expenses” on the Consolidated Statements of Operations in the Financial Statements and recognized $1,946, $7,659, and $6,511, respectively, within “Cost of goods sold.”
In July 2021, the Company adopted an employee stock purchase plan (the “2021 ESPP”), pursuant to which 4,000 shares of Class A common stock are reserved for issuance thereunder, subject to certain adjustments and other terms. As of December 31, 2025, no shares have been issued under the 2021 ESPP.
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
Loan Receivable
Refer to Note 6, “Notes Receivable,” in the Financial Statements for additional information regarding the Company’s notes receivable.

Legal Matters
Below is a description of our significant legal matters and the related impact, as applicable, on our financial condition, results of operations, and prospects. Refer to Note 15, “Commitments and Contingencies,” in the Financial Statements for additional information regarding this and other legal matters.
Green Thumb Industries Arbitration Matter
On May 31, 2024, Green Thumb Industries Inc. and TWD18, LLC (collectively, “GTI”) initiated an arbitration proceeding before JAMS, a private alternative dispute resolution provider (“JAMS”), against the Company and Ascend Group Partners, LLC relating to a June 4, 2018 side letter agreement (the “Side Letter”). The arbitration concerned certain contractual obligations and payment terms under the Side Letter arising out of prior commercial arrangements between the parties. GTI asserted claims for breach of contract and related causes of action and sought monetary damages and related relief. The Company denied the allegations and asserted counterclaims against GTI.
From December 8, 2025 through December 12, 2025, a five-day evidentiary hearing was conducted before the arbitrator. On February 5, 2026, the arbitrator issued an award (the “Award”) determining that GTI had established approximately $22,116 of damages on its breach-of-contract claim and that the Company had established approximately $2,363 of damages on one of its counterclaims, resulting in a net award in favor of GTI of approximately $19,753.
Prior to issuance of the Award, management, in consultation with outside legal counsel and other expert external advisors and based on the advice, guidance, and analyses provided to management at the time, evaluated the arbitration matter in accordance with applicable accounting guidance for loss contingencies. Based on that assessment, management concluded that a loss was not probable and that an estimate of potential loss was not reasonably determinable, and further believed based on that assessment that it was more probable than not that the matter would result in a net award to the Company. Accordingly, no accrual was recorded in the Company’s consolidated financial statements prior to December 31, 2025.
On February 11, 2026, the Company entered into a settlement agreement with GTI (the “Settlement Agreement”) pursuant to which the parties agreed to resolve the arbitration and satisfy the Award in exchange for a negotiated payment amount of $17,000. The Company paid the agreed settlement amount on February 12, 2026, and the arbitration award has been fully satisfied. The Settlement Agreement resolves all claims asserted in the arbitration proceeding and does not affect the Company’s other commercial relationships with GTI. The Company does not expect the Settlement Agreement to result in a material disruption to its ongoing operations.
The Company recognized a settlement expense of $17,000, which is reflected within “Settlement expense” on the Consolidated Statements of Operations in the Financial Statements for 2025 and is included within “Accounts payable and accrued liabilities” on the accompanying Consolidated Balance Sheet as of December 31, 2025.
State of Ohio Complaint
On February 6, 2026, the Attorney General of the State of Ohio filed a complaint against the Company and eight other multi-state operators (“MSOs”) in the cannabis industry with operations in Ohio, alleging anticompetitive collusion among the MSOs to exclude single state operators based in Ohio from the cannabis market. The Company denies the claims with respect to the Company and plans to vigorously contest the case.

Pending Transactions
In April 2025, the Company entered into a definitive agreement pursuant to which the Company proposes to exchange its Ohio cultivation license and facility and related assets (the “Ohio Cultivation Assets”) for an entity that anticipates obtaining an adult-use license in New Jersey and $1,000 of cash consideration. Pursuant to this definitive agreement, the Company also proposes to acquire an entity in Ohio that owns and operates a dispensary in Ohio in exchange for a conditional dispensary license that the Company expects to receive, plus an additional $1,000 of cash consideration. This transaction is subject to certain closing conditions, including regulatory approvals. The Ohio Cultivation Assets were being contemplated for sale in this specific transaction with this specific buyer and the Company determined the Ohio Cultivation Assets do not meet the criteria to be classified as held-for-sale as of December 31, 2025. The total of the Ohio Cultivation Assets was approximately $8,500 as of December 31, 2025, including $3,700 of intangible assets, net, $3,000 of goodwill, $1,300 of inventory, and $300 of property and equipment, net.
CRITICAL ACCOUNTING ESTIMATES
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
Cannabis licenses are the primary intangible asset acquired in business combinations, as they provide us the ability to operate in each market. The key assumptions used in calculating the fair value of these intangible assets are cash flow projections that include discount rates and terminal growth rates. In calculating the fair value of the cannabis licenses acquired through business combinations during 2025 and 2024, management selected discount rates that vary depending upon the markets in which each of the acquisitions operate in, generally ranging between 15% and 30%. The terminal growth rate represents the rate at which these businesses will continue to grow into perpetuity. Management selected a terminal growth rate of 3%. Other significant assumptions include revenue, gross profit, operating expenses and anticipated capital expenditures which are based upon the Company’s historical operations along with management projections. The evaluations are linked closely to the assumptions made by management regarding the future performance of these assets. Unanticipated events and circumstances may occur that could affect the accuracy or validity of such assumptions, estimates, or actual results.

Goodwill, Intangible Assets, and Other Long-Lived Assets
Goodwill and intangible assets are recorded at their estimated fair values at the date of acquisition. We review goodwill for impairment annually during the fourth fiscal quarter and whenever events or changes in circumstances indicate the carrying value may not be recoverable. Accounting Standards Codification Topic 350, “Intangibles – Goodwill and Other” (“ASC 350”) permits the assessment of qualitative factors to determine whether events and circumstances lead to the conclusion that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, which would require a quantitative impairment test. Otherwise, no further testing is required.
Our qualitative assessment of the recoverability of goodwill considers various macroeconomic, industry-specific, and company-specific factors. These factors include: (i) severe adverse industry or economic trends; (ii) significant company-specific actions, including exiting an activity in conjunction with restructuring of operations; (iii) current, historical or projected deterioration of our financial performance; or (iv) a sustained decrease in our market capitalization below our net book value. After assessing the totality of events and circumstances, if we determine that it is not more-likely-than-not that the fair value of any of our reporting units is less than its carrying amount, no further assessment is performed. If we determine that it is more-likely-than-not that the fair value of any of our reporting units is less than its carrying amount, we calculate the fair value of that reporting unit and compare the fair value to the reporting unit’s net book value.
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
During the fourth quarter of 2025, 2024, and 2023, we performed our annual impairment review of goodwill using a qualitative approach for our two goodwill reporting units and determined that it was not more-likely-than-not that there was impairment of goodwill. As such, no impairment on goodwill was recognized during 2025, 2024, or 2023.
We evaluate amortizable finite-intangible assets and other long-lived assets, such as property, plant and equipment, for potential impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If an indicator of impairment exists, judgment is required in considering the facts and circumstances surrounding these long-lived assets and assumptions are required to estimate future cash flows used in assessing the recoverable amount of the long-lived asset. Useful lives are reviewed annually. During 2025, 2024, and 2023, we did not note any factors resulting in impairment charges or changes to useful lives for finite-lived intangible assets or other long-lived assets.

Inventories
The net realizable value of inventories represents the estimated selling price for inventories in the ordinary course of business, less all estimated costs of completion and costs necessary to make the sale. The determination of net realizable value requires significant judgment, including consideration of factors such as shrinkage, the aging of and future demand for inventory, expected future selling price we expect to realize by selling the inventory, and the contractual arrangements with customers. Reserves for excess and obsolete inventory are based upon quantities on hand, projected volumes from demand forecasts, and net realizable value. These estimates are judgmental in nature and are made at a point in time, using available information, expected business plans, and expected market conditions. As a result, the actual amount received on sale may be affected by market-driven changes that reduce future selling prices and could differ from the estimated value of inventory. Periodic reviews are performed on the inventory balance. The impact of changes in inventory valuation adjustments and reserves is reflected as cost of goods sold.
Leases
For leases other than short-term leases (those with an initial term of twelve months or less), we recognize lease ROU assets and lease liabilities on the Consolidated Balance Sheets. At the commencement of each lease, we evaluate the lease agreement to determine whether it is an operating or finance lease. The evaluation requires significant judgments in determining the fair value of the lease ROU asset and the lease liability, appropriate lease terms, and evaluation of other factors that impact lease classification. Lease liabilities are initially recognized based on the net present value of the fixed portion of our lease payments from lease commencement through the lease term. To calculate the net present value, we apply an incremental borrowing rate that is estimated as the rate of interest we would pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term. We use quoted interest rates as an input to derive our incremental borrowing rate as the discount rate for the lease. We recognize ROU assets based on lease liabilities reduced by lease incentives, including tenant improvement allowances. We assess ROU assets for impairment in the same manner as long-lived assets.
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
Uncertain Tax Positions
Tax authorities have the ability to review and challenge matters that could be subject to differing interpretations of applicable tax laws and regulations as they relate to the amount, character, timing, or inclusion of revenue and expenses or the sustainability of tax attributes. The ultimate resolution of such uncertainties could last several years. The Company utilizes internal and external expertise in interpreting tax laws to support the Company’s tax positions and records uncertain tax positions based on the largest benefit amount to be realized upon settlement of the matter.
The IRS has taken the position that IRC Section 280E prevents cannabis companies from deducting any business expenses other than those directly related to the sales of product. The Company has estimated an uncertain tax position primarily related to the treatment of certain transactions and deductions under IRC Section 280E based on legal interpretations that challenge the Company’s tax liability under IRC Section 280E.
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
Credit Risk
Credit risk is the risk of a potential loss to us if a customer or third party to a financial instrument fails to meet its contractual obligations. The maximum credit exposure at December 31, 2025 is the carrying amount of cash and cash equivalents. We do not have significant credit risk with respect to our customers. The majority of our cash and cash equivalents are placed with major U.S. financial institutions. We provide credit to our customers in the normal course of business. We have established credit evaluation and monitoring processes to mitigate credit risk but have limited risk as the majority of our sales are transacted with cash.
Liquidity Risk
Liquidity risk is the risk that we will not be able to meet our financial obligations associated with financial liabilities. We manage liquidity risk through the effective management of our capital structure. Our approach to managing liquidity is to ensure that we will have sufficient liquidity at all times to settle obligations and liabilities when due.
While the Company has had recurring losses that have resulted in an accumulated deficit as of December 31, 2025 and 2024, as reflected in the Financial Statements, the Company has generated positive net cash flows from operating activities during 2025, 2024, and 2023. As of December 31, 2025, the Company had cash and cash equivalents of $85,676, which, combined with anticipated cash flows from operating activities, management believes is more than adequate to support operations for the next twelve months from the date of issuance of this Annual Report on Form 10-K. Management may continue to access capital markets for additional funding through debt and/or equity financings to supplement future cash needs, as may be required. However, management cannot provide any assurances that we will be successful in accomplishing our business plans. If we are unable to raise additional capital on favorable terms, if at all, whenever necessary, we may be forced to decelerate or curtail certain of our operations until such time as additional capital becomes available.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ASCEND WELLNESS HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of
Ascend Wellness Holdings, Inc. and Subsidiaries:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Ascend Wellness Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2025, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ WithumSmith+Brown, PC
We have served as the Company's auditor since 2025.
New York, New York
March 12, 2026
PCAOB ID Number 100

Report of Independent Registered Public Accounting Firm (PCAOB ID No. 324)
To the Stockholders and the Board of Directors of Ascend Wellness Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Ascend Wellness Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2024, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
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
/s/ Macias Gini & O’Connell LLP
We have served as the Company's auditor from 2021 to 2025.
Walnut Creek, California
March 13, 2025

ASCEND WELLNESS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except per share amounts)	2025	2024
Assets
Current assets
Cash and cash equivalents	$85,676	$88,254
Accounts receivable, net	27,024	36,542
Inventory	84,707	89,552
Notes receivable	349	4,100
Other current assets	11,193	10,928
Total current assets	208,949	229,376
Property and equipment, net	382,402	260,461
Operating lease right-of-use assets	47,063	139,067
Intangible assets, net	196,072	205,502
Goodwill	58,453	49,599
Other non-current assets	14,990	16,426
TOTAL ASSETS	$907,929	$900,431

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable and accrued liabilities	$84,793	$59,435
Current portion of debt, net	10,368	72,692
Operating lease liabilities, current	2,771	5,469
Finance lease and other lease financing liabilities, current	2,924	1,189
Income taxes payable	1,083	696
Other current liabilities	7,070	5,060
Total current liabilities	109,009	144,541
Long-term debt, net	291,104	214,421
Operating lease liabilities, non-current	60,546	267,221
Finance lease and other lease financing liabilities, non-current	261,913	20,121
Deferred tax liabilities, net	21,515	23,439
Other non-current liabilities	210,459	158,887
Total liabilities	954,546	828,630
Commitments and contingencies (Note 15)
Stockholders' Equity (Deficit)
Preferred stock, $0.001 par value per share; 10,000 shares authorized, none issued and outstanding as of December 31, 2025 and 2024, respectively (Note 12)	—	—
Class A common stock, $0.001 par value per share; 750,000 shares authorized, 202,152 and 204,961 shares issued and outstanding as of December 31, 2025 and 2024, respectively (Note 12)	202	205
Class B common stock, $0.001 par value per share, 100 shares authorized, 65 shares issued and outstanding as of December 31, 2025 and 2024, respectively (Note 12)	—	—
Additional paid-in capital	470,907	471,129
Accumulated deficit	(518,549)	(400,356)
(Deficit) equity of Ascend Wellness Holdings, Inc. common stockholders	(47,440)	70,978
Non-controlling interests	823	823
Total stockholders' (deficit) equity	(46,617)	71,801
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$907,929	$900,431
The accompanying notes are an integral part of the consolidated financial statements.

ASCEND WELLNESS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except per share amounts)	2025	2024	2023
Revenue, net	$500,581	$561,599	$518,590
Cost of goods sold	(330,901)	(377,389)	(363,470)
Gross profit	169,680	184,210	155,120
Operating expenses
General and administrative expenses	169,692	179,476	158,739
Settlement expense	17,000	—	—
Total operating expenses	186,692	179,476	158,739
Operating (loss) profit	(17,012)	4,734	(3,619)

Other (expense) income
Interest expense	(51,294)	(45,263)	(36,984)
Other income, net	1,491	707	25,843
Total other expense	(49,803)	(44,556)	(11,141)
Loss before income taxes	(66,815)	(39,822)	(14,760)
Income tax expense	(51,378)	(45,172)	(33,454)
Net loss	$(118,193)	$(84,994)	$(48,214)

Net loss per share attributable to Class A and Class B stockholders — basic and diluted (Note 12)	$(0.58)	$(0.40)	$(0.24)
Weighted-average common shares outstanding — basic and diluted	203,477	212,433	199,154

The accompanying notes are an integral part of the consolidated financial statements.

ASCEND WELLNESS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Class A and Class B Common Stock		Attributable to Ascend Wellness Holdings, Inc. Common Stockholders
(in thousands)	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)	Non- Controlling Interests	Total Equity (Deficit)
December 31, 2022	188,064	$188	$430,375	$(267,148)	$163,415	$—	$163,415
Shares issued in private offering, net of offering expenses	9,859	10	6,990	—	7,000	—	7,000
Shares issued in acquisitions or asset purchases	5,185	5	4,765	—	4,770	—	4,770
Vesting of equity-based payment awards	4,950	5	(5)	—	—	—	—
Equity-based compensation expense	—	—	16,938	—	16,938	—	16,938
Taxes withheld under equity-based compensation plans, net	(1,402)	(1)	(1,222)	—	(1,223)	—	(1,223)
Exercise of stock options	219	—	186	—	186		186
Net loss	—	—	—	(48,214)	(48,214)	—	(48,214)
December 31, 2023	206,875	$207	$458,027	$(315,362)	$142,872	$—	$142,872
Vesting of equity-based payment awards	13,628	14	(14)	—	—	—	—
Equity-based compensation expense	—	—	21,452	—	21,452	—	21,452
Taxes withheld under equity-based compensation plans, net	(4,683)	(5)	(5,771)	—	(5,776)	—	(5,776)
Exercise of stock options	206	—	175	—	175	—	175
Repurchase of common stock	(11,000)	(11)	(2,739)	—	(2,750)	—	(2,750)
Repurchase of warrants	—	—	(1)	—	(1)	—	(1)
Recognition of non-controlling interests	—	—	—	—	—	1,050	1,050
Distributions to non-controlling interests	—	—	—	—	—	(227)	(227)
Net loss	—	—	—	(84,994)	(84,994)	—	(84,994)
December 31, 2024	205,026	$205	$471,129	$(400,356)	$70,978	$823	$71,801
Vesting of equity-based payment awards	2,571	3	(3)	—	—	—	—
Equity-based compensation expense	—	—	2,446	—	2,446	—	2,446
Taxes withheld under equity-based compensation plans, net	(926)	(1)	(499)	—	(500)	—	(500)
Repurchase of common stock	(4,801)	(5)	(2,306)	—	(2,311)	—	(2,311)
Exercise of stock options	347	—	140	—	140	—	140
Net loss	—	—	—	(118,193)	(118,193)	—	(118,193)
December 31, 2025	202,217	$202	$470,907	$(518,549)	$(47,440)	$823	$(46,617)
The accompanying notes are an integral part of the consolidated financial statements.

ASCEND WELLNESS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2025	2024	2023
Cash flows from operating activities
Net loss	$(118,193)	$(84,994)	$(48,214)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	73,530	66,157	58,983
Amortization of operating lease assets	2,065	1,965	1,053
Non-cash interest expense	5,173	8,269	8,486
Equity-based compensation expense	2,446	18,614	19,776
Deferred income taxes	(7,987)	(12,306)	(12,250)
Loss (gain) on sale of assets	55	16	(226)
Other	16,887	12,249	21,550
Changes in operating assets and liabilities, net of effects of acquisitions
Accounts receivable	7,920	(8,244)	(14,197)
Inventory	(10,715)	1,809	(14,885)
Other current assets	(2,329)	375	(9,740)
Other non-current assets	37	(772)	(424)
Accounts payable and accrued liabilities	17,134	(2,848)	26,807
Other current liabilities	595	(1,706)	1,052
Lease liabilities	(3,430)	(2,471)	(682)
Income taxes	54,865	77,179	38,245
Net cash provided by operating activities	38,053	73,292	75,334
Cash flows from investing activities
Additions to capital assets	(26,009)	(22,534)	(24,248)
Investments in notes receivable	(349)	(600)	(15,169)
Collection of notes receivable	4,427	8,427	327
Proceeds from sale of assets	27	11	15,000
Acquisition of businesses, net of cash acquired	(11,882)	(9,800)	(19,857)
Purchases of intangible assets	(11,950)	(12,700)	(15,943)
Net cash used in investing activities	(45,736)	(37,196)	(59,890)
Cash flows from financing activities
Proceeds from issuance of common stock in private placement	—	—	7,000
Proceeds from issuance of debt	72,412	217,413	—
Repayments of debt	(61,988)	(215,786)	(23,188)
Debt issuance costs	(487)	(7,193)	—
Repayments of finance leases	(1,842)	(892)	(369)
Proceeds from exercise of stock options	140	175	186
Taxes withheld under equity-based compensation plans, net	—	(6,247)	(711)
Repurchase of common stock and warrants	(2,311)	(2,751)	—
Payment of contingent consideration	(819)	(4,842)	—
Distributions to non-controlling interests	—	(227)	—
Net cash provided by (used in) financing activities	5,105	(20,350)	(17,082)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(2,578)	15,746	(1,638)
Cash, cash equivalents, and restricted cash at beginning of period	88,254	72,508	74,146
Cash, cash equivalents, and restricted cash at end of period	$85,676	$88,254	$72,508

The accompanying notes are an integral part of the consolidated financial statements.

ASCEND WELLNESS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)

	Year Ended December 31,
(in thousands)	2025	2024	2023
Supplemental Cash Flow Information
Interest paid on loans	$36,570	$16,894	$27,092
Income tax (refunds) payments, net	4,502	(19,613)	7,425

Non-cash investing and financing activities
Capital expenditures incurred but not yet paid	$2,148	$1,977	$5,738
Taxes withheld under equity-based compensation plans, net	641	141	612
Non-controlling interest recognized upon initial consolidation of variable interest entities	—	1,050	—
Issuance of shares in business acquisitions	—	—	4,770
The accompanying notes are an integral part of the consolidated financial statements.

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

1. THE COMPANY AND NATURE OF OPERATIONS
Ascend Wellness Holdings, Inc., which operates through its subsidiaries (collectively referred to as “AWH,” “Ascend,” “we,” “us,” “our,” or the “Company”), is a vertically integrated multi-state operator in the United States cannabis industry. AWH owns, manages, and operates cannabis cultivation facilities and dispensaries in several states across the United States, including Illinois, Maryland, Massachusetts, Michigan, New Jersey, Ohio, and Pennsylvania. Our core business is the cultivation, manufacturing, and distribution of cannabis consumer packaged goods, which are sold through company-owned retail stores, to retail partner locations, and to third-party licensed retail locations. Additionally, the Company has contractual relationships with certain third-party license holders, which we refer to as “retail partner locations.” AWH is headquartered in Rochelle Park, New Jersey.
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

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

Liquidity
While the Company has had recurring losses that have resulted in an accumulated deficit as of December 31, 2025 and 2024, the Company has generated positive net cash flows from operating activities during 2025, 2024, and 2023. As of December 31, 2025, the Company had cash and cash equivalents of $85,676, which, combined with anticipated cash flows from operating activities, management believes is more than adequate to support operations for the next twelve months from the date of issuance of these Financial Statements. Management may continue to access capital markets for additional funding through debt and/or equity financings to supplement future cash needs, as may be required. However, management cannot provide any assurances that the Company will be successful in accomplishing its business plans. If the Company is unable to raise additional capital whenever necessary, it may be forced to decelerate or curtail certain of its operations until such time as additional capital becomes available.
Reclassifications
Certain prior year amounts in the notes to the consolidated financial statements have been reclassified to conform with our current period presentation, including those presented within “Finance lease and other lease financing liabilities, current” and “Finance lease and other lease financing liabilities, non-current” on the Consolidated Balance Sheets, which were previously presented within “Current portion of debt, net” and “Long-Term debt, net.” These changes had no impact on our previously reported net loss. Refer to Note 10, “Leases,” and Note 11, “Debt,” for additional information.
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

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

Cash and Cash Equivalents and Restricted Cash
The Company considers all highly liquid securities with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents include cash deposits in financial institutions plus cash held at retail locations. Cash and cash equivalents are stated at nominal value, which equals fair value. We did not hold significant cash equivalents or restricted cash balances as of December 31, 2025 and 2024.
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
Accounts Receivable and Allowance for Credit Losses
Accounts receivable are recorded at the invoiced amount, which may bear interest and do not require collateral. Past due balances are determined based on the contractual terms of the arrangements. Following the adoption of Accounting Standards Codification (“ASC”) Topic 326, Financial Instruments – Credit Losses (“ASC 326”), which became effective January 1, 2023, the Company estimates its allowance for doubtful accounts related to trade receivables based on factors such as historical credit loss experience, age of receivable balances, current market conditions, and an assessment of receivables due from specific identifiable counterparties to determine whether these receivables are considered at risk or uncollectible. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired.
The Company recorded $2,301 and $2,119 in allowance for credit losses as of December 31, 2025 and 2024, respectively. Write-offs were not significant during 2025, 2024, or 2023.
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
In accordance with the guidance ASC Topic 350, Intangibles-Goodwill and Other, goodwill is first qualitatively assessed to determine whether further impairment testing is necessary. Factors that management considers in this assessment include macroeconomic conditions, industry and market considerations, overall financial performance (both current and projected), changes in management and strategy, and changes in the composition or carrying amount of net assets. If this qualitative assessment indicates that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, a one-step test is then performed by comparing the fair value of a reporting unit to its carrying amount. If the fair value of a reporting unit is less than its carrying value, an impairment charge will be recorded for the difference between the fair value and carrying value, but is limited to the carrying value of the reporting unit’s goodwill. No impairment was recorded during 2025, 2024, or 2023.
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
We evaluate assets and liabilities subject to fair value measurements on a recurring and non-recurring basis to determine the appropriate level at which to classify them for each reporting period. The Company records cash, accounts receivable, notes receivable, and notes payable at cost. The fair values of our financial instruments approximate their carrying values based on their short term maturities or, for long-term notes payable, based on borrowing rates currently available to us for loans with similar terms and maturities and which inputs are considered to be Level 2 under the fair value hierarchy. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. We had no transfers of assets or liabilities between any of the hierarchy levels during 2025 or 2024.
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
Acquisitions
We account for business combinations using the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. On the date of the acquisition, we allocate the purchase price to the assets acquired and liabilities assumed at their estimated fair values. Goodwill on the acquisition date is measured as the excess of the purchase price over the fair values of assets acquired and liabilities assumed. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, as well as contingent consideration, where applicable, our estimates are subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with corresponding adjustments to goodwill. We recognize subsequent changes in the estimate of the amount to be paid under contingent consideration arrangements in the Consolidated Statements of Operations. We expense acquisition-related costs as incurred.
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
Employee Benefit Plans
During 2021, the Company began to sponsor an employee retirement plan (the “401(k) Plan”) that provides eligible employees of the Company an opportunity to accumulate funds for retirement. The Company provides matching contributions on a discretionary basis. A total of $864 and $452 of matching contributions were made to the 401(k) Plan during 2025 and 2024, respectively. No matching contributions were made during 2023.
Certain employees are covered under collective bargaining agreements. We do not participate in multiemployer benefit plans under these agreements and have not paid significant Company contributions under these agreements.

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

Income Taxes
Deferred taxes are provided using an asset and liability method whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis. We measure deferred tax assets and liabilities using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered. Deferred tax assets are reviewed for recoverability on an annual basis. A valuation allowance is recorded to reduce the carrying amount of a deferred tax asset to its realizable value unless it is more-likely-than-not that such asset will be realized. We recognize interest and penalties associated with tax matters as part of the income tax provision, if any, and include accrued interest and penalties with the related tax liability in the Consolidated Balance Sheet, if applicable.
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
For certain locations, we offer a loyalty program to dispensary customers. A portion of the revenue generated in a sale is allocated to the loyalty points earned and the amount allocated to the points earned is deferred until the loyalty points are redeemed or expire. The liability related to the loyalty program we offer dispensary customers at certain locations was $1,125 and $1,394 at December 31, 2025 and 2024, respectively, and is included in “Other current liabilities” on the Consolidated Balance Sheets.
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
Basic EPS is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects potential dilution and is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period increased by the number of additional common shares that would have been outstanding if all potential common shares had been issued and were dilutive. However, potentially dilutive securities are excluded from the computation of diluted EPS to the extent that their effect is anti-dilutive. Potential dilutive securities include incremental shares of common stock issuable upon the exercise of warrants, unvested restricted stock awards, unvested restricted stock units, outstanding stock options, as applicable. At December 31, 2025, 2024, and 2023, a total of 16,706, 12,427, and 24,599 shares of common stock equivalents, respectively, were excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive.
Shares of restricted stock granted by us are considered to be legally issued and outstanding as of the date of grant, notwithstanding that the shares remain subject to the risk of forfeiture if the vesting conditions for such shares are not met and are included in the number of shares of Class A common stock outstanding, as applicable. Weighted-average common shares outstanding excludes time-based and performance-based unvested shares of restricted Class A common stock, as restricted shares are treated as issued and outstanding for financial statement presentation purposes only after such shares have vested and, therefore, have ceased to be subject to a risk of forfeiture.
Recently Adopted Accounting Standards
The following standards have been recently adopted by the Company. Recently effective standards that are not applicable to the Company or where it has been determined do not have a significant impact on us have been excluded herein.
Income Taxes
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires enhanced income tax disclosures, including disaggregation in the rate reconciliation table and disaggregation information related to income taxes paid. The amendments in this update are effective for the Company for the fiscal year ending December 31, 2025. We adopted this guidance prospectively on January 1, 2025, which resulted in enhanced income tax disclosures in our consolidated financial statements. Refer to Note 14, “Income Taxes,” for the enhanced disclosures.

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
Financial Instruments – Credit Losses
In July 2025, the FASB issued ASU 2025-05, Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This update provides all entities with a practical expedient to assume that current conditions as of the balance sheet date do not change for the remaining life of the assets when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606. This guidance is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. We are currently evaluating the impact of this update on our consolidated financial statements and related disclosures.
Interim Reporting
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies interim disclosure requirements and the applicability of Topic 270. This guidance will be effective for interim periods beginning January 1, 2028, with early adoption permitted. Upon adoption, the guidance can be applied prospectively or retrospectively. We are currently assessing the impact of this update on our consolidated financial statements and related disclosures.

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

	Year Ended December 31,
(in thousands)	2025	2024	2023
Retail revenue	$339,563	$372,237	$371,172
Third-party wholesale revenue	161,018	189,362	147,418
Total revenue, net	$500,581	$561,599	$518,590
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

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

2025 Acquisitions
Midwest Partnership Dispensary Three
In January 2025, a consolidated VIE of the Company (Midwest Retail Partner One, as defined in Note 8, “Variable Interest Entities”) entered into a definitive agreement to acquire an entity that owns and operates an adult-use dispensary (“Midwest Partnership Dispensary Three”), which agreement is subject to regulatory approval. The parties also entered into a management services agreement (“MSA”) pursuant to which Midwest Retail Partner One will provide certain management and advisory services for a set fee. This MSA became effective in March 2025, following regulatory approval, and will remain in place until the definitive agreement receives regulatory approval and the underlying transaction closes. Based on the provisions of this MSA, Midwest Retail Partner One obtained operational and financial influence over Midwest Partnership Dispensary Three and therefore recognized the transaction as a business combination as of the March 2025 regulatory approval date of this MSA. Refer to Note 8, “Variable Interest Entities,” for additional information regarding the Company’s VIEs.
Total cash consideration for the Midwest Partnership Dispensary Three transaction is $1,667, of which $833 was paid upon the regulatory approval of the MSA and the remainder is due at final closing, subject to certain closing adjustments. This agreement also provides for an earn-out payment, to be paid in cash, based on 3.2-times EBITDA (as defined) that is achieved during a specified twelve-month period, less the purchase price. The initial fair value estimate of $1,600 for this earn-out was determined utilizing an income approach based on a probability-weighted estimate of the future payment discounted using the Company’s estimated incremental borrowing rate and is classified within Level 3 of the fair value hierarchy. As of December 31, 2025, the estimated fair value of this earn-out was $1,250, which is included within “Accounts payable and accrued liabilities” on the Consolidated Balance Sheets as of that date and the change in fair value of $350 is included within “General and administrative expenses” on the Consolidated Statements of Operations for 2025.
Midwest Partnership Dispensary Four
In January 2025, Midwest Retail Partner One entered into a definitive agreement to acquire an entity that owns and operates an adult-use dispensary (“Midwest Partnership Dispensary Four”), which agreement is subject to regulatory approval. The parties also entered into an MSA under which Midwest Retail Partner One will provide management and advisory services for a set fee. This MSA became effective in May 2025, following its regulatory approval, and will remain in place until the definitive agreement receives regulatory approval and the underlying transaction closes. Based on the provisions of this MSA, the Midwest Retail Partner One obtained operational and financial influence over Midwest Partnership Dispensary Four and therefore recognized the transaction as a business combination as of the May 2025 regulatory approval date of this MSA. Refer to Note 8, “Variable Interest Entities,” for additional information regarding the Company’s VIEs.
Total cash consideration for the Midwest Partnership Dispensary Four transaction is $3,333, of which $1,667 was paid upon the regulatory approval of the MSA and the remainder will be due at final closing, subject to certain closing adjustments. This agreement also provides for an earn-out payment, to be paid in cash, based on 3.2-times EBITDA (as defined) that is achieved during a specified twelve-month period, less the purchase price. The initial fair value estimate of $1,900 for this earn-out was determined utilizing an income approach based on a probability-weighted estimate of the future payment discounted using the Company’s estimated incremental borrowing rate and is classified within Level 3 of the fair value hierarchy. As of December 31, 2025, the estimated fair value of this earn-out was $1,540, which is included within “Accounts payable and accrued liabilities” on the Consolidated Balance Sheets as of that date and the change in fair value of $360 is included within “General and administrative expenses” on the Consolidated Statements of Operations for the year ended December 31, 2025.

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

Northeast Partnership Dispensary One
In May 2025,Northeast Retail Partner Three (as defined in Note 8, “Variable Interest Entities”) entered into a definitive agreement to acquire an adult-use dispensary (the “Northeast Partnership Dispensary One”). The parties also entered into a consulting agreement under which Northeast Retail Partner Three will provide management and advisory services for a set fee. This consulting agreement became effective in June 2025 and will remain in place until regulatory approval of the definitive agreement is received and the underlying transaction thereby closes. Based on the provisions of this consulting agreement, Northeast Retail Partner Three obtained operational and financial influence over Northeast Partnership Dispensary One and therefore recognized the transaction as a business combination as of the June 2025 effective date of this consulting agreement. Refer to Note 8, “Variable Interest Entities,” for additional information regarding the Company’s VIEs. Total cash consideration for Northeast Partnership Dispensary One is $3,250, of which $813 was paid at signing and the remainder was paid at final closing, which occurred in December 2025. Closing adjustments were not material.
Northeast Partnership Dispensaries Two and Three
In September 2025, Northeast Retail Partner Three (as defined in Note 8, “Variable Interest Entities”) acquired an entity that owns and operates two adult-use dispensaries (“Northeast Partnership Dispensaries Two and Three”), which transaction was completed pursuant to a definitive agreement that was signed in February 2025 and was subject to certain closing conditions, including regulatory approval of the underlying transaction which was received prior to closing. The purchase price consists of $7,850 of cash consideration, subject to certain working capital and other customary adjustments, and of which $250 was paid as a deposit at signing. Total cash consideration included the settlement of $4,779 related to an outstanding note with a principal balance of $4,100 and associated interest. As of the closing date, the Company paid $1,541, which included an initial working capital estimate of $1,040. In December 2025, the parties agreed to a revised working capital estimate, including repayment of $1,598 for certain pre-acquisition liabilities, that reduced this estimate by $2,609, with the resulting net estimate of $289 included within “Other current assets” on the Consolidated Balance Sheets as of December 31, 2025. The final working capital adjustment and any resulting payment is due on the one-year anniversary of closing. This transaction also provides for an earn-out payment, payable in cash, in an amount equal to the lesser of $2,000 or three times the Annual EBITDA (as defined) during the one-year period following closing. The initial fair value estimate of $1,800 for this earn-out was determined utilizing an income approach based on a probability-weighted estimate of the future payment discounted using the Company’s estimated incremental borrowing rate and is classified within Level 3 of the fair value hierarchy. As of December 31, 2025, the estimated fair value of this earn-out was $1,823, which is included within “Accounts payable and accrued liabilities” on the Consolidated Balance Sheets as of that date and the change in fair value is included within “General and administrative expenses” on the Consolidated Statements of Operations for 2025.

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

Preliminary Purchase Price Allocations
The following table summarizes the preliminary purchase price allocations for the transactions described above, which remains preliminary as management refines certain estimates during the respective measurement periods:

(in thousands)	Midwest Partnership Dispensary Three	Midwest Partnership Dispensary Four	Northeast Partnership Dispensary One	Northeast Partnership Dispensaries Two and Three
Assets acquired (liabilities assumed):
Cash	$65	$30	$7	$336
Inventory	72	45	95	886
Other current assets	30	46	8	—
Property and equipment(1)	867	2,298	1,150	3,734
Other assets	15	10	—	407
License(2)	1,250	1,920	1,180	3,510
Goodwill(3)	1,777	1,739	1,028	3,370
Accounts payable and accrued liabilities	(428)	(269)	(218)	(2,767)
Other current liabilities	—	—	—	(324)
Deferred tax liabilities	(381)	(586)	—	(1,071)
Net assets acquired	$3,267	$5,233	$3,250	$8,081

Consideration transferred:
Cash(4)	$1,667	$3,333	$3,250	$6,281
Fair value of contingent consideration	1,600	1,900	—	1,800
Total consideration	$3,267	$5,233	$3,250	$8,081
(1)The amounts related to Midwest Partnership Dispensary Three, Midwest Partnership Dispensary Four, and Northeast Partnership Dispensary One consist of leasehold improvements. The amount for Northeast Partnership Dispensaries Two and Three consists of $3,682 of leasehold improvements and $52 of furniture, fixtures, and equipment.
(2)The amortization period for the acquired licenses is 10 years. During 2025, we refined certain estimates related to the fair value of the Midwest Partnership Dispensary Three and Northeast Partnership Dispensary One acquired licenses, resulting measurement period purchase accounting adjustments that reduced the value by $710 and $120, respectively, with a related impact to goodwill.
(3)Goodwill is largely attributable to the value expected to be obtained from long-term business growth and buyer-specific synergies. Goodwill is largely not deductible for tax purposes under the limitations under Internal Revenue Code (“IRC”) Section 280E; see Note 14, “Income Taxes,” for additional information.
(4)Of the total cash consideration, $833 was paid in March 2025 for the Midwest Partnership Dispensary Three transaction and $1,667 was paid in May 2025 for the Midwest Partnership Dispensary Four transaction. The remainder of each respective total consideration amount is included as a sellers’ note as a component of debt; refer to Note 11, “Debt” for additional information. An initial payment of $813 was paid for the Northeast Partnership Dispensary One transaction upon signing in May 2025, and the remainder was paid upon final closing in December 2025.

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

Midwest Retail Partner One has also agreed to assume the lease for the associated locations and recognized a total finance lease liability and ROU asset of $767 related to Midwest Partnership Dispensary Three and $653 for Midwest Partnership Dispensary Four as of the respective effective dates. Northeast Retail Partner Three has agreed to assume certain leases associated with its transactions and recognized a finance lease liability and ROU asset of $679 associated with the Northeast Partnership Dispensary One transaction and finance lease liabilities and ROU assets totaling $5,699 associated with the Northeast Partnership Dispensaries Two and Three transaction. Refer to Note 10, “Leases,” for additional information regarding the Company’s leases. Direct transaction costs for these transactions were not material.
Financial and Pro Forma Information
The following table summarizes the revenue and net income (loss) related to our business combinations recognized during 2025. Pro forma financial information is not presented for these acquisitions, as such results are immaterial, individually and in aggregate, to both the current and prior periods.

	Year Ended December 31, 2025
(in thousands)	Midwest Partnership Dispensary Three	Midwest Partnership Dispensary Four	Northeast Partnership Dispensary One	Northeast Partnership Dispensaries Two and Three
Revenue, net	$2,703	$2,510	$3,529	$2,811
Net income (loss)	215	395	496	(175)
2024 Acquisition
Effective in April 2024, Midwest Retail Partner One, as defined in Note 8, “Variable Interest Entities,” acquired two dispensaries in the greater Chicago, Illinois area (the “2024 Midwest Partner Dispensaries”). The parties entered into interim management services agreements (“MSAs”) pursuant to which Midwest Retail Partner One will advise on certain business, operational, and financial matters for a monthly fee (the “2024 Midwest MSAs”), that is in place until the parties finalize the purchase of the underlying dispensaries, which is pending regulatory approval. The total purchase price of approximately $10,000 of cash consideration is subject to certain closing adjustments. An initial deposit of $1,500 was remitted during the first quarter of 2024. The remainder of $8,500 was remitted to escrow during the second quarter of 2024. In November 2025, the parties agreed to reduce the purchase price by $1,250 and received such funds were received from escrow, which was outside of the related purchase accounting measurement period and is included as a gain within “General and administrative expenses” for 2025. Of the remaining balance of the revised purchase price, $5,750 was released to the sellers at that time, and the balance of the revised purchase price remained in escrow as of December 31, 2025, to be released upon final closing, subject to certain closing adjustments. The asset purchase agreements in respect of the 2024 Midwest Partner Dispensaries are subject to regulatory review and approval. Based on the provisions of the 2024 Midwest MSAs, the third party obtained operational and financial influence over the dispensaries and therefore recognized the transaction as a business combination as of the April 2024 regulatory approval date of the 2024 Midwest MSAs. Refer to Note 8, “Variable Interest Entities,” for additional information regarding the Company’s VIEs.

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

The following table summarizes the purchase price allocation, as finalized during the measurement period:

(in thousands)
Assets acquired (liabilities assumed):
Property and equipment(1)	$1,525
Other assets	76
Licenses(2)	5,270
Goodwill(3)	3,201
Accounts payable and accrued liabilities	(72)
Net assets acquired	$10,000
(1)Consists of leasehold improvements of $1,398 and furniture, fixtures, and equipment of $127.
(2)The amortization period for acquired licenses is 10 years. During 2025, certain estimates related to the fair value of the acquired licenses were refined, resulting in a measurement period purchase accounting adjustment that reduced the value by $940, with a related impact to goodwill.
(3)Goodwill is largely attributable to the value expected to be obtained from long-term business growth and buyer-specific synergies. Goodwill is largely not deductible for tax purposes under the limitations under IRC Section 280E; see Note 14, “Income Taxes,” for additional information.
The consolidated entity has also agreed to assume the lease for the associated locations and recognized a total lease liability and ROU asset of $3,065 as of the effective date; refer to Note 10, “Leases,” for additional information regarding the Company’s leases. Direct transaction costs were not material. Our consolidated results of operations for 2025 and 2024 include $13,006 and $4,000, respectively, of revenue and $1,123 of net income and $777 of net loss, respectively, associated with the 2024 Midwest Partner Dispensaries from the acquisition date. Pro forma financial information is not presented for this acquisition, as such results are immaterial to both the current and prior periods.
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
Our consolidated results of operations for 2025, 2024, and 2023 include $34,659, $38,444, and $20,861, respectively, of revenue and $3,522, $3,407, and $807, respectively, of net income associated with Devi Maryland from the acquisition date. Pro forma information is not presented, as such results are immaterial.
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
2025 Asset Acquisitions
In December 2024, Midwest Retail Partner One entered into a definitive agreement to acquire the membership interests of an entity that anticipates receiving two adult-use licenses, which agreement is subject to regulatory approval. In conjunction with this definitive agreement, the parties entered into certain management services agreements under which Midwest Retail Partner One will provide certain management and advisory services for a set fee. These management services agreements were subject to regulatory review and approval, which was received in February 2025. Based on the provisions of the agreements, Midwest Retail Partner One obtained operational and financial influence over the underlying entity and therefore recognized the transaction as an asset acquisition as of the February 2025 regulatory approval date of these MSAs. Total cash consideration for this transaction may be up to $4,000, subject to certain closing adjustments, and was allocated to the licenses acquired as of the effective date. Of the total consideration, $1,000 was paid at signing in December 2024 and is included within “Other non-current assets” on the Consolidated Balance Sheet as of December 31, 2024. A total of up to $1,500 is expected to be paid upon opening of the associated dispensary locations and a total of up to $1,500 is expected be paid upon final closing of the associated transaction. The total of these payments is included as a sellers’ note; refer to Note 11, “Debt.” Additionally, the Company recorded an acquisition-related deferred tax liability of $1,755, which was allocated to the license as additional cost basis as of the effective date. One of the dispensary locations opened in March 2026. Refer to Note 8, “Variable Interest Entities,” for additional information regarding the Company’s VIEs, including Midwest Retail Partner One.
In January 2025, Midwest Retail Partner One entered into a definitive agreement to acquire a conditional adult-use license, which agreement is subject to regulatory approval. Total cash consideration for this transaction is $1,900, to be paid at final closing and subject to certain closing adjustments. In October 2025, the parties amended the definitive agreement to, among other provisions, reduce the total cash consideration by $150 and advance $450 at that time. In conjunction with this definitive agreement, the parties entered into certain MSAs under which Midwest Retail Partner One will provide certain management and advisory services for a set fee. The parties also entered into a working capital loan and security agreement, under which Midwest Retail Partner One may loan up to $3,650 for the build-out of the associated dispensary, which loan has a five year maturity, if not otherwise settled, bears interest at a rate of 12.5% per annum, and provides for a default interest penalty of an additional 6.0% and a repayment fee of 10.0%. Based on the provisions of the MSAs and working capital loan, Midwest Retail Partner One obtained operational and financial influence over the underlying assets as of the February 2025 regulatory approval date of the MSAs. As such, this transaction was accounted for as an asset acquisition as of that date and the total consideration was allocated as the cost of the license acquired. The payment due at closing is included as a sellers’ note; refer to Note 11, “Debt.” The associated dispensary opened in May 2025 and the Company anticipates that closing of the transaction may occur in the first half of 2026. Refer to Note 8, “Variable Interest Entities,” for additional information regarding the Company’s VIEs, including the Midwest Retail Partner One.
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

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

2024 Asset Acquisitions
Massachusetts Purchase Agreement
In January 2024, the Company entered into a definitive agreement (the “Massachusetts Purchase Agreement”) to purchase a cultivation license and a manufacturer license from a third party in Massachusetts for a cash purchase price of $2,750, of which $1,500 was paid at signing and $1,250 was paid on October 1, 2024. The transfer of each license was subject to regulatory review and approval, which occurred in April 2025, and upon which the final closing of the transaction occurred. The licenses were not associated with active operations at signing, but certain commenced during 2024. In conjunction with the Massachusetts Purchase Agreement, the parties also entered into a bridge loan which provided for the financing of certain covered expenses, at the sole discretion of the Company, and which balance outstanding thereunder was forgiven at final closing. The parties also entered into an interim consulting services agreement that was effective as of the signing date through the final closing date. The Company accounted for this transaction as an asset acquisition as of the signing date based on the provisions of the underlying agreements and allocated the cash consideration as the cost of the license acquired. The Company also assumed the lease for the associated location and reimbursed the seller for the security deposit at final closing. The Company recognized a lease liability and ROU asset of $761 as of the signing date; refer to Note 10, “Leases,” for additional information regarding the Company’s leases. Direct transaction costs were not material.
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
The Company determined that the Detroit License Holder is a VIE and the Company became the primary beneficiary as of the closing date; therefore, the Detroit License Holder is consolidated as a VIE. Management applied the acquisition method discussed above and allocated the total estimated fair value of the transaction consideration of $1,140 as the estimated fair value of the license. This total consisted of the fair value of the cash consideration of $850 plus the initial estimated fair value of the contingent consideration of $290, which was determined utilizing an income approach based on a probability-weighted estimate of the future payment discounted using the Company’s estimated incremental borrowing rate and is classified within Level 3 of the fair value hierarchy. The estimated fair value of this contingent consideration was $340 and $300 as of December 31, 2025 and 2024, respectively, is included within “Other non-current liabilities” on the Consolidated Balance Sheets, and the change in estimated fair value is included within “General and administrative expenses” on the Statements of Operations for 2025. During 2025, the Company recorded an acquisition-related deferred tax liability of $500, which was allocated to the license as additional cost basis. The Company determined the fair value of any noncontrolling interest is de minimis. Refer to Note 8, “Variable Interest Entities,” for additional information regarding the Company’s VIEs.

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
The license intangible asset acquired was determined to have an estimated fair value of $21,684 and the three properties had an estimated fair value of $2,448, which was determined using a market approach based on the total transaction consideration. The license is being amortized in accordance with the Company’s policy following the commencement of operations. During the third quarter of 2023, the Company recorded an acquisition-related deferred tax liability of $9,516, which was allocated to the estimated fair value of the license. The Company determined the fair value of any non-controlling interest at the time of the acquisition was de minimis.
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
One transaction was entered on August 11, 2022 for total cash consideration of $5,500, which was allocated as the cost of the license acquired, plus an acquisition-related deferred tax liability of $2,414. Of the total cash consideration, $3,000 was paid at signing and $2,500 was paid at final closing in April 2024. Operations at the associated location commenced during the second quarter of 2023 and direct transaction expenses were immaterial.
The second transaction was entered on August 12, 2022 for total cash consideration of $5,600, which was allocated as the cost of the license acquired, plus an acquisition-related deferred tax liability of $2,458. The cash consideration was paid at final closing in July 2024. Operations at the associated location commenced during the fourth quarter of 2023 and direct transaction expenses were immaterial.
5. INVENTORY
The components of inventory are as follows:

	December 31,
(in thousands)	2025	2024
Materials and supplies	$10,921	$12,239
Work in process	34,530	39,602
Finished goods	39,256	37,711
Total	$84,707	$89,552
Total compensation expense capitalized to inventory was $72,128, $76,391, and $72,090 during 2025, 2024, and 2023, respectively. At December 31, 2025 and 2024, $15,706 and $14,152, respectively, of compensation expense remained capitalized as part of inventory. The Company recognized, as a component of cost of goods sold, total write-downs related to net realizable value adjustments, expired products, and obsolete packaging totaling $15,862, $2,859, and $16,350 during 2025, 2024, and 2023, respectively. These amounts are included within “Other” on the Consolidated Statements of Cash Flows.

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

6. NOTES RECEIVABLE
Massachusetts Note
In May 2022 the Company issued a secured promissory note to a retail dispensary license holder in Massachusetts providing up to $3,500 of funding, which note was amended in December 2023 (the “Massachusetts Note”). The Massachusetts Note originally accrued interest at a fixed annual rate of 11.5% as part of the note balance and principal was due monthly following the opening of the borrower’s retail dispensary. The Massachusetts Note was amended in December 2023 to revise the funding and repayment terms and to increase the interest rate to 12.5% per annum, to be paid monthly beginning in January 2024, and the total principal balance was revised to a maximum of $3,500. In April 2024, the Massachusetts Note was further amended to increase the principal to $4,100 and the additional payment was funded at that time. As amended, principal is to be repaid monthly commencing in December 2024, based on a period of twenty-four months, with the remainder due at the December 1, 2025 revised maturity date. A total of $4,100 was outstanding under the Massachusetts Note as of December 31, 2024 and is included in “Notes receivable” on the Consolidated Balance Sheet, and interest receivable totaling $266, respectively, was included within “Other current assets.”
In February 2025, the borrower entered into a purchase and sale agreement to be acquired by a third-party entity, which transaction closed in September 2025. The principal due under the Massachusetts Note and interest receivable totaling $679 were settled as part of that transaction and the obligations under the Massachusetts Note were satisfied. Prior to this transaction, the borrower was partially owned by an entity that is managed, in part, by one of the founders of the Company. Additionally, the Company transacts with the retail dispensary in the ordinary course of business.
Maryland Loan Agreement
In June 2023, the Company purchased, at par, $12,027 of the principal of a loan (the “Maryland Loan Receivable”), outstanding pursuant to a loan agreement with a cannabis license holder in Maryland (the “Maryland Loan Agreement”), plus the associated interest receivable. The Maryland Loan Agreement had an initial maturity date of August 1, 2026, required monthly repayments equal to 10.0% of the outstanding balance (including PIK interest), and could be prepaid subject to a customary make-whole payment or prepayment penalty, as applicable. Mandatory prepayments were required from the proceeds of certain events. The Maryland Loan Agreement provided for a base interest rate of 12.0% plus LIBOR (LIBOR floor of 1.0%) and a paid-in-kind (“PIK”) interest rate of 4.5%, as well as a default penalty of 5.0%. Following the replacement of LIBOR, effective July 1, 2023, the LIBOR component of the interest rate transitioned to the secured overnight financing rate (“SOFR”) plus an alternative reference rate committee (“ARRC”) standard adjustment.
The Company recorded the Maryland Loan Receivable at an amortized cost basis of $12,622. A total of $595 of transaction-related expenses were capitalized as part of the amortized cost basis and were being amortized to interest income over the term. The Company identified certain events of default and covenant violations, as contained within the Maryland Loan Agreement, including non-payment, and provided an acceleration notice during the second quarter of 2023 that declared all amounts due and payable. Accordingly, during 2023, the Company established a reserve of $1,804 for potential collectability that was included within “General and administrative expenses” on the Consolidated Statements of Operations and within “Other” on the Consolidated Statements of Cash Flows. During 2023, the Company recognized a total $2,859 of interest income, including certain default fees and premiums and PIK interest, which total remained outstanding as of December 31, 2023 and is recorded within “Other, net” on the Consolidated Statements of Operations.

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
A total of $1,004 and $988 of inventory was supplied under this agreement during the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, $1,000 of the remaining receivable is included within “Other current assets” as of each date and $197 and $1,084 is included within “Other non-current assets” on the Consolidated Balance Sheets. These amounts are net of reserves the Company established on the remaining receivable during 2024 due to collection risk, of which $1,000 is included in “Other current assets” and $1,083 is included within “Other noncurrent assets.”
Other Activity
In conjunction with a definitive agreement that the Company entered into in April 2025, pursuant to which the Company proposes to acquire an entity that anticipates obtaining an adult-use license, as further described in Note 15, “Commitments and Contingencies,” the parties entered into working capital loan agreements to provide a maximum of approximately $900 of funding for the respective build out of each dispensary. Borrowings under each working capital loan bear interest at a rate of 7% per annum and borrowings and accrued interest shall be repaid following the termination of the related definitive agreement or settled as part of the associated transaction. Each working capital loan provides for customary events of default and is secured by the underlying assets of each party. The Company provided the counter-party with $349 of funding during 2025, which is included in “Notes receivable” on the Consolidated Balance Sheet as of December 31, 2025.
During 2020, the Company received a promissory note from the owner of a property that the Company is renting with an initial principal of $4,500 that matures on November 1, 2030. The note bears interest at a rate of 4% per annum, payable monthly in arrears. The note provides for payments of $27 per month, consisting of principal and interest, with the remaining balance of principal due at maturity. A total of $3,672 is outstanding at December 31, 2025, of which $184 and $3,488 is included in “Other current assets” and “Other non-current assets,” respectively, on the Consolidated Balance Sheet. At December 31, 2024, a total of $3,848 was outstanding of which $177 and $3,671 is included in “Other current assets” and “Other noncurrent assets,” respectively, on the Consolidated Balance Sheet. In February 2026, the parties agreed to terminate this note and the Company received a payment of $3,000 in satisfaction of the obligations thereunder.
No impairment losses on notes receivable were recognized during 2025, 2024, or 2023, other than as described above.

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

7. PROPERTY AND EQUIPMENT
Property and equipment consists of the following:

	December 31,
(in thousands)	2025	2024
Leasehold improvements	$219,389	$202,548
Buildings	213,781	84,712
Furniture, fixtures, and equipment	92,168	78,775
Construction in progress	9,634	5,555
Land	5,782	5,782
Property and equipment, gross	540,754	377,372
Less: accumulated depreciation	158,352	116,911
Property and equipment, net	$382,402	$260,461
Total depreciation expense was $41,569, $36,799, and $34,171 during 2025, 2024, and 2023, respectively. Total depreciation expense capitalized to inventory was $27,663, $25,904, and $25,436 during 2025, 2024, and 2023, respectively. At December 31, 2025 and 2024, $1,966 and $3,174, respectively, of depreciation expense remained capitalized as part of inventory.
The table above includes the following amounts related to finance leases:

	December 31,
(in thousands)	2025	2024
Buildings	$128,859	$—
Vehicles(1)	2,801	2,410
Equipment(1)(2)	2,321	2,321
	133,981	4,731
Less: accumulated amortization(3)	5,249	1,521
Total(4)	$128,732	$3,210
(1)Included within “Furniture, fixtures, and equipment.”
(2)Equipment leased pursuant to a master lease agreement that was entered into in June 2022, which provided for up to $15,000 in aggregate, pursuant to individual lease agreements.
(3)Included within “Accumulated depreciation.” Disposals and write offs of accumulated amortization during 2025 were not material.
(4)Refer to Note 10, “Leases,” for additional information regarding our lease arrangements.
Disposals and write offs of accumulated depreciation during 2025 and 2024 were not material. During 2025, we recognized an $800 gain associated with the sale of a piece of equipment that was previously written off, which is included within “General and administrative expenses” on the Consolidated Statements of Operations. During 2023, we recognized a loss of $323 related to the sale of one property that is included within “General and administrative expenses” and wrote-off $317 of accumulated depreciation. Refer to Note 10, “Leases,” for additional information regarding this sale leaseback transaction. Additionally, during 2023 the Company wrote-off $1,484 of certain construction in progress projects, which is included within “General and administrative expenses” on the Consolidated Statements of Operations and within “Other” on the Consolidated Statements of Cash Flows.

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

8. VARIABLE INTEREST ENTITIES
The Company assesses the terms of various agreements and contractual relationships to determine if the Company is the primary beneficiary, generally due to provisions that provide the Company with operational and financial influence over the underlying entity, as well as financial distributions based on the underlying associated results of operations, which thereby provides the Company with the ability to direct significant activities of the VIE and has the obligation to absorb losses or the right to receive benefits from the VIE. Such transactions may include support services agreements, management services agreements, loan or financing agreements, or various other contractual agreements. Where the Company determines that it is the primary beneficiary of a VIE, the accounts of that VIE are consolidated.
January 2024 Loan Agreement
In January 2024, the Company entered into a loan agreement pursuant to which the Company may provide, at its sole discretion, up to $2,500 of financing (the “January 2024 Loan Agreement”) to a third party (“Northeast Retail Partner One”). Additionally, the January 2024 Loan Agreement provides the Company with conversion options to obtain 35% of the equity interests of the borrower upon the initial funding (which occurred in January 2024) and up to an additional 65% of the remaining equity interests of the borrower at any time through October 2033, subject to certain provisions and regulatory approvals. Borrowings under the January 2024 Loan Agreement bear interest at a rate of 20% per annum and are secured by substantially all of the assets and equity interests of the third party. The January 2024 Loan Agreement provides for customary events of default, contains certain covenants and other restrictions, and provides for a default penalty of an additional 6% interest. Borrowings are due on the sixth anniversary of the January 2024 Loan Agreement, which may be extended by two additional two-year periods, and prepayment is permitted with prior written notice.
The January 2024 Loan Agreement also contains certain provisions and restrictive covenants that provide the Company with operational and financial influence over the Northeast Retail Partner One and also provides the Company with financial distributions based on the underlying associated results of operation. The Company determined that it has a variable interest in Northeast Retail Partner One and that it is the primary beneficiary, and, therefore, Northeast Retail Partner One met the criteria for consolidation as of such date. The underlying entity received a conditional license approval for one dispensary that was determined to have a fair value of $1,050, which approximated the fair value of the non-controlling interest held by the third-party member as of the effective date. The dispensary subsequently opened in December 2025. The non-controlling interest received a distribution during 2024 in accordance with the provisions of the January 2024 Loan Agreement. Since the entity is consolidated as a VIE, the intercompany activity related to the January 2024 Loan Agreement is eliminated in consolidation. The net loss attributable to the non-controlling interest was not significant during 2025 and 2024.
February 2024 Loan Agreement
In February 2024, the Company entered into a loan agreement pursuant to which the Company may provide financing (the “February 2024 Loan Agreement”), at its sole discretion, to a third party (“Midwest Retail Partner One”). The parties also entered into a support services agreement under which the Company will provide management and advisory services for a set monthly fee. The February 2024 Loan Agreement initially provided for up to $3,750 of financing, but was amended in July 2024 to increase the funding amount based on the Company’s sole discretion at such a time that the borrower requests additional funding. Borrowings under the February 2024 Loan Agreement bear interest at a rate of 20% per annum and are secured by substantially all of the assets of the borrower. The February 2024 Loan Agreement provides for customary events of default, contains certain covenants and other restrictions, and provides for a default penalty of an additional 5% interest. The February 2024 Loan Agreement matures ten years from issuance, but may be extended if not otherwise converted prior to maturity, with borrowings and interest not due until such time. The February 2024 Loan Agreement provides the Company with the option to convert the outstanding balance into equity interests of the borrower, up to 100%, as may be permissible by applicable regulations at such time.

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

The February 2024 Loan Agreement contains certain provisions and restrictive covenants that provide the Company with operational and financial influence over Midwest Retail Partner One. The Company determined that the terms and provisions of the February 2024 Loan Agreement and support services agreement create a variable interest in Midwest Retail Partner One and met the criteria for consolidation as of such date. Since the entity is consolidated as a VIE, the intercompany activity related to the February 2024 Loan Agreement and the related support services agreement is eliminated in consolidation. Midwest Retail Partner One held no assets at the time the agreements were entered into and the non-controlling interest was determined to have a de minimis fair value as of that date. The net loss attributable to the non-controlling interest was not significant during 2025 and 2024.
Recent Activity
Refer to Note 4, “Acquisitions,” for additional information regarding certain transactions related to Midwest Retail Partner One that are consolidated as of December 31, 2025.
Northeast Retail Partner Two Loan Agreement
In February 2025, the Company and a third party (“Northeast Retail Partner Two”) entered into a loan agreement pursuant to which the Company may provide to Northeast Retail Partner Two up to $2,500 of financing (the “Northeast Retail Partner Two Loan Agreement”). Borrowings under the Northeast Retail Partner Two Loan Agreement bear interest at a rate of 20% per annum and are secured by substantially all of the then-current and future assets and equity interests of the borrower. The Northeast Retail Partner Two Loan Agreement provides for customary events of default, contains certain covenants and other restrictions, and provides for a default penalty of an additional 6% interest. Borrowings are due on the tenth anniversary of the Northeast Retail Partner Two Loan Agreement. The Company has a direct equity ownership interest of 35% of the equity interests in the borrower and the Northeast Retail Partner Two Loan Agreement provides the Company with conversion options to obtain up to 100% at any time through the maturity date, subject to certain provisions and as may be permitted by applicable regulations.
The Northeast Retail Partner Two Loan Agreement also contains certain provisions and restrictive covenants that provide the Company with operational and financial influence over Northeast Retail Partner Two and provides the Company with financial distributions based on the associated results of operations. The Company determined that the terms and provisions of the Northeast Retail Partner Two Loan Agreement create a variable interest in Northeast Retail Partner Two and met the criteria for consolidation as of such date. The Company and Northeast Retail Partner Two entered into a definitive agreement to acquire an entity that received licensing approvals for the operation of an adult-use dispensary for a total of $650 of cash consideration. This agreement is subject to regulatory approval, which is expected to be received within the first half of 2026, subject to the discretion of the applicable regulatory authorities. The consideration was allocated to the cost of the license, of which $250 was paid at signing. The remaining $400 was due at the earlier of: (i) the first sale of cannabis at the associated dispensary, or (ii) the one year anniversary of the agreement date, and, accordingly, was paid upon the one year anniversary in February 2026. This amount was included as a sellers’ note as of December 31, 2025; refer to Note 11, “Debt.” Additionally, the Company recorded an acquisition-related deferred tax liability of $285, which was allocated to the license as additional cost basis as of the effective date. The Company will also assume the lease associated with the anticipated dispensary location. The non-controlling interest was determined to have a de minimis fair value and the net loss attributable to the non-controlling interest was not significant during 2025. Since the entity is consolidated as a VIE, the intercompany activity related to the Northeast Retail Partner Two Loan Agreement is eliminated in consolidation.

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

Northeast Retail Partner Three Loan Agreement
At its sole discretion, the Company may provide funding to a third party (“Northeast Retail Partner Three”) pursuant to a loan agreement (the “Northeast Retail Partner Three Loan Agreement”). The Northeast Retail Partner Three Loan Agreement provides the Company with the option to convert the outstanding balance into equity interests of the borrower, up to 100%, as may be permissible by applicable regulations at such time. Borrowings under the Northeast Retail Partner Three Loan Agreement bear interest at a rate of 20% per annum and are secured by substantially all of the then-current or future assets of the borrower, as applicable. The Northeast Retail Partner Three Loan Agreement matures ten years from issuance, but may be extended if not otherwise converted prior to maturity, with borrowings and interest not due until such time. This third party held no assets at the time the agreements were entered into and the non-controlling interest was determined to have a de minimis fair value as of that date. Refer to Note 4, “Acquisitions,” for information regarding certain transactions related to Northeast Retail Partner Three that are consolidated as of December 31, 2025.
Northeast Retail Partner Four Loan Agreement
In March 2025, the Company and a third party (“Northeast Retail Partner Four”) entered into a loan agreement pursuant to which the Company may provide to Northeast Retail Partner Four up to $2,500 of financing (the “Northeast Retail Partner Four Loan Agreement”). Borrowings under the Northeast Retail Partner Four Loan Agreement bear interest at a rate of 20% per annum and are secured by substantially all of the then-current and future assets and equity interests of the borrower. The Northeast Retail Partner Four Loan Agreement provides for customary events of default, contains certain covenants and other restrictions, and provides for a default penalty of an additional 6% interest. Borrowings are due on the tenth anniversary of the Northeast Retail Partner Four Loan Agreement.
The Company has a direct equity ownership interest of 35% of the equity interests in the borrower and the Northeast Retail Partner Four Loan Agreement and associated agreements provide the Company with conversion options to obtain up to 100% at any time through the maturity date, subject to certain provisions and as may be permitted by applicable regulations. The Northeast Retail Partner Four Loan Agreement also contains provisions and restrictive covenants that provide the Company with operational and financial influence over Northeast Retail Partner Four and the underlying operating agreement provides the Company with financial distributions based on the associated results of operations. The Company determined that the terms and provisions of the Northeast Retail Partner Four Loan Agreement and associated agreements create a variable interest in Northeast Retail Partner Four and met the criteria for consolidation as of such date. The non-controlling interest was determined to have a de minimis fair value. Since the entity is consolidated as a VIE, the intercompany activity related to the Northeast Retail Partner Four Loan Agreement is eliminated in consolidation.
The Company and Northeast Retail Partner Four entered into a definitive agreement to acquire an entity that received licensing approvals for the operation of an adult-use dispensary, subject to regulatory approval which is expected to be received within twelve to eighteen months following the signing date, for a total of $1,500 of cash consideration. Of the total consideration, $250 was paid as a deposit during the fourth quarter of 2024 and was included within “Other current assets” on the Consolidated Balance Sheet as of December 31, 2024, $250 was paid at signing, and the remaining $1,000 will be paid at final closing and is included as a sellers’ note; refer to Note 11, “Debt.” The Company will also assume the lease associated with the dispensary location. Of the total consideration, $1,383 was allocated to the cost of the license and $117 was allocated to the security deposit for the associated lease, which had a lease liability and ROU asset of $872 and is classified as a finance lease; refer to Note 10, “Leases,” for additional information regarding the Company’s lease arrangements. Additionally, the Company recorded an acquisition-related deferred tax liability of $607, which was allocated to the license as additional cost basis as of the effective date. The net loss attributable to the non-controlling interest was not significant during 2025.

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

Financial Information
The following tables present the summarized financial information about the Company’s consolidated VIEs which are included in the Consolidated Balance Sheets as of December 31, 2025 and 2024 and Consolidated Statements of Operations for 2025, 2024, and 2023. The information below excludes intercompany balances and activity that eliminate in consolidation. Following the closing of a transaction, a previously consolidated VIE is considered wholly-owned beginning in the fourth quarter of 2025 and is therefore excluded from the balance sheet information as of December 31, 2025, with the related results for 2025 included through such date.

	December 31,
(in thousands)	2025	2024
Current assets	$16,014	$6,492
Non-current assets	67,711	63,334
Current liabilities	19,523	4,558
Non-current liabilities	22,137	13,922
Deficit attributable to AWH	(5,213)	(8,646)

	Year Ended December 31,
(in thousands)	2025	2024	2023
Revenue, net	$52,622	$17,066	$33
Net income (loss)	4,197	(5,170)	(2,888)
9. INTANGIBLE ASSETS AND GOODWILL
Intangible Assets

	December 31,
(in thousands)	2025	2024
Finite-lived intangible assets
Licenses and permits	$282,745	$262,017
In-place leases(1)	7,100	14,863
Trade names	380	380
	290,225	277,260
Accumulated amortization:
Licenses and permits	(86,673)	(60,203)
In-place leases(1)	(7,100)	(11,175)
Trade names	(380)	(380)
	(94,153)	(71,758)

Total intangible assets, net(2)	$196,072	$205,502
(1)Reflects the write off of $7,763 of a fully amortized intangible asset during 2025 that was associated with a store closure, including $2,911 of accelerated amortization resulting from the revised useful life. The balance as of December 31, 2024 reflects the write off of $5,100 during 2024 that was associated with fully amortized intangible assets that are no longer in-use.
(2)These intangible assets are being amortized over the expected period of benefit, with a weighted-average remaining life of approximately 7.1 years as of December 31, 2025.

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

Amortization expense was $30,158, $27,100, and $23,589 during 2025, 2024, and 2023, respectively. Total amortization expense capitalized to inventory was $3,018, $3,016, and $2,790 during 2025, 2024, and 2023, respectively. At December 31, 2025 and 2024, $399 and $994, respectively, of amortization expense remained capitalized as part of inventory.
No impairment indicators were noted during 2025, 2024, or 2023 and, as such, we did not record any impairment charges.
Estimated Annual Amortization Expense for Each of the Next Five Years

	2026	2027	2028	2029	2030
Estimated amortization expense(1)	$27,890	$28,275	$28,275	$28,108	$27,328
(1)Estimated amortization expense based on intangible assets recognized as of December 31, 2025. These amounts could vary as acquisitions of additional intangible assets occur in the future or due to changes in anticipated commencement of operations for certain locations.
Goodwill

(in thousands)
Balance, December 31, 2023	$47,538
Acquisitions(1)	2,261
Adjustments to purchase price allocation(1)	(200)
Balance, December 31, 2024	$49,599
Acquisitions(1)	7,914
Adjustments to purchase price allocation(1)	940
Balance, December 31, 2025	$58,453
(1)See Note 4, “Acquisitions,” for additional information.

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

10. LEASES
The components of lease assets and lease liabilities and their classification on our Consolidated Balance Sheets were as follows:

		December 31,
(in thousands)	Classification	2025	2024
Lease assets
Operating leases	Operating lease right-of-use assets	$47,063	$139,067
Finance leases	Property and equipment, net	128,732	3,210
Total lease assets		$175,795	$142,277

Lease liabilities
Current liabilities
Operating leases	Operating lease liabilities, current	$2,771	$5,469
Finance leases	Finance lease and other lease financing liabilities, current	2,924	1,189
Non-current liabilities
Operating leases	Operating lease liabilities, non-current	60,546	267,221
Finance leases	Finance lease and other lease financing liabilities, non-current	243,813	2,021
Total lease liabilities		$310,054	$275,900
The components of lease costs and classification within the Consolidated Statements of Operations were as follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Operating lease costs
Capitalized to inventory	$34,468	$36,531	$34,954
General and administrative expenses	2,557	4,252	2,775
Total operating lease costs	$37,025	$40,783	$37,729

Finance lease costs
Amortization of leased assets(1)	$3,752	$972	$460
Interest on lease liabilities	5,591	322	198
Total finance lease costs	$9,343	$1,294	$658
(1)Included as a component of depreciation expense within “General and administrative expenses” on the Consolidated Statements of Operations.
At December 31, 2025 and 2024, $5,297 and $6,886, respectively, of lease costs remained capitalized in inventory.
The following table presents information on short-term and variable lease costs:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Total short-term and variable lease costs	$3,958	$4,087	$4,328
Sublease income generated during 2025, 2024, and 2023 was immaterial.

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

The following table includes supplemental cash and non-cash information related to our leases:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$38,598	$41,501	$37,317
Operating cash flows from finance leases	5,591	322	198
Financing cash flows from finance leases	1,842	892	369
ROU assets obtained in exchange for new lease obligations
Operating leases	$1,479	$10,414	$33,004
Finance leases	37,259	2,410	1,159
The following table summarizes the weighted-average remaining lease term and discount rate:

	December 31,
	2025	2024
Weighted-average remaining term (years)
Operating leases	10.6	13.3
Finance leases	16.9	2.8
Weighted-average discount rate
Operating leases	16.3%	15.1%
Finance leases	14.6%	10.5%
During 2025, certain leases met the criteria to be reassessed for modification treatment. Based on the modified terms, operating leases with a total of $91,454 of ROU assets and $207,398 of lease liabilities were reclassified as finance leases, with a total of $92,136 of ROU assets and $208,110 of lease liabilities.
The amounts of future undiscounted cash flows related to the lease payments over the lease terms and the reconciliation to the present value of the lease liabilities as recorded on our Consolidated Balance Sheet as of December 31, 2025 are as follows:

(in thousands)	Operating Lease Liabilities	Finance Lease Liabilities
2026	$12,320	$35,916
2027	12,579	36,168
2028	12,854	36,799
2029	12,798	37,738
2030	12,189	38,712
Thereafter	78,490	548,939
Total lease payments	141,230	734,272
Less: imputed interest	77,913	487,535
Present value of lease liabilities	$63,317	$246,737

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

Prior Lease Amendments
In February 2023, we amended the lease related to our Franklin, New Jersey cultivation facility to increase the tenant improvement allowance, which resulted in increased rent amounts. We accounted for the amendment as a lease modification and remeasured the ROU asset and lease liability as of the amendment date, which resulted in a total additional tenant improvement allowance of $15,000 a reduction of $2,254 to the ROU asset, and an increase of $12,746 to the lease liability at the time of the amendment.
Sale Leaseback Transactions
The following table presents cash payments due under transactions that did not qualify for sale-leaseback treatment. The cash payments are allocated between interest and liability reduction, as applicable. The “sold” assets remain within land, buildings, and leasehold improvements, as appropriate, for the duration of the lease. A lease financing liability equal to the amount of proceeds received is recorded within “Finance lease and other lease financing liabilities, non-current” on the Consolidated Balance Sheets, and totaled $18,100 as of each of December 31, 2025 and 2024.

(in thousands)	2026	2027	2028	2029	2030	Thereafter	Total
Cash payments due under lease financing liabilities	$2,592	$2,665	$2,741	$2,497	$1,596	$6,512	$18,603
Previous Transactions
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

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

11. DEBT

	December 31,
(in thousands)	2025	2024
2024 Term Notes	$300,000	$235,000
2021 Credit Facility	—	60,000
Sellers’ notes	10,200	11,060
Mortgage Note	9,320	—
Financing Agreement	—	1,964
Total debt	$319,520	$308,024

Current portion of debt	$10,387	$73,024
Less: unamortized deferred financing costs	19	332
Current portion of debt, net	$10,368	$72,692

Long-term debt	$309,133	$235,000
Less: unamortized deferred financing costs	18,029	20,579
Long-term debt, net	$291,104	$214,421
2024 Term Notes
On July 16, 2024, the Company issued $235,000 in aggregate principal of senior secured notes due July 16, 2029 (the “July 2024 Term Notes”) through a private placement (the “2024 Notes Offering”). The July 2024 Term Notes were issued pursuant to an indenture agreement (the “July 2024 Loan Agreement”). The July 2024 Term Notes were issued at 94.75% of face value and do not require scheduled principal amortization payments. The total of the original issue discount and other capitalized direct financing fees was approximately $21,200 and will be amortized over the associated term using the straight-line method, which approximates the interest method. The Company utilized the proceeds from the 2024 Notes Offering, along with cash on hand, to prepay $215,000 of borrowings outstanding under the 2021 Credit Facility, as further described below. The July 2024 Term Notes were funded by a combination of new and existing lenders. Borrowings from these existing lenders were accounted for as a modification of existing debt. The Company incurred approximately $3,600 of other expenses associated with this transaction that were not capitalizable that are included within “General and administrative expenses” on the Consolidated Statements of Operations for 2024.
In January 2025, the Company borrowed an additional $15,000 through the issuance of additional term notes (the “January 2025 Term Notes”). The January 2025 Term Notes were issued at 97% of face value and are subject to the same terms and provisions of the July 2024 Loan Agreement, including the interest rate and maturity date thereunder, as further described below. The January 2025 Term Notes were funded by existing lenders and met the criteria for modification accounting treatment. The total of the original issue discount and other capitalized direct financing fees was approximately $700 and will be amortized over the associated term using the straight-line method, which approximates the interest method. The Company incurred $400 of other expenses associated with this transaction that were not capitalizable and are included within “General and administrative expenses” on the Consolidated Statements of Operations for 2025. The Company utilized the net proceeds from the January 2025 Term Notes primarily for general corporate purposes, including to fund growth initiatives.

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

In May 2025, the Company borrowed an additional $50,000 through the issuance of additional term loans (the “May 2025 Term Notes,” and, together with the July 2024 Term Notes and January 2025 Term Notes, the “2024 Term Notes”). The May 2025 Term Notes were issued at 97.5% of face value and are subject to the same terms and provisions of the July 2024 Loan Agreement, including the interest rate and maturity date thereunder, as further described below. The May 2025 Term Notes were funded by existing lenders and met the criteria for modification accounting treatment. The total of the original issue discount and other capitalized direct financing fees was approximately $1,600 and will be amortized over the associated term using the straight-line method, which approximates the interest method. The Company incurred approximately $700 of other expenses associated with this transaction that were not capitalizable and are included within “General and administrative expenses” on the Consolidated Statements of Operations for 2025. The Company utilized the net proceeds from the May 2025 Term Notes, along with cash on hand, to prepay the remaining $60,000 of borrowings outstanding under the 2021 Credit Facility, as further described below.
The 2024 Term Notes bear interest at a rate of 12.75% per annum, payable semi-annually in arrears on January 15 and July 15 of each year until the maturity date, commencing on January 15, 2025, unless earlier prepaid in accordance with the terms of the July 2024 Loan Agreement. In conjunction with the May 2025 Term Notes, those lenders prepaid $2,323 of accrued interest from the January 15 interest payment date through issuance, and, in turn, received interest for the full interest payment period that was payable on July 15, 2025. The 2024 Term Notes are irrevocably and unconditionally guaranteed, jointly and severally, on a senior secured basis by certain of the Company’s subsidiaries (the “Guarantees”). The 2024 Term Notes and the Guarantees are (i) secured, on a first lien basis, by substantially all assets of the Company and the guarantors of the 2024 Term Notes, subject to certain carveouts, and (ii) issued and governed by the July 2024 Loan Agreement. In addition, subject to certain limitations, the July 2024 Loan Agreement permits the Company to issue additional notes thereunder, and provided for up to an additional $60,000 in aggregate principal, with the proceeds therefrom to be used to prepay the remaining outstanding balance under, and to terminate, the 2021 Credit Facility. In May 2025, the Company issued an additional $50,000 of term loans pursuant to this provision, as described above.
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
Pursuant to the July 2024 Loan Agreement, the Company has agreed to comply with certain customary covenants, including, but not limited to, restrictions on the Company’s ability to: declare or pay dividends or make certain other payments; purchase, redeem, or otherwise purchase or retire for value any equity interests or any subordinated indebtedness or otherwise make any restricted investment or restricted payment; incur certain indebtedness; create certain liens; consolidate, amalgamate, merge, or transfer all or substantially all of the assets of the Company and certain restricted subsidiaries taken as a whole; enter into certain transactions with affiliates; and engage in certain types of businesses. Additionally, the July 2024 Loan Agreement provides for customary events of default which, if certain of them occur, would permit certain parties, including holders of not less than 25% in aggregate principal of the then-outstanding 2024 Term Notes to declare the principal of, and interest or premium, if any, and any other monetary obligations on, all the then-outstanding 2024 Term Notes to be due and payable immediately. In January 2025, the July 2024 Loan Agreement was amended to modify certain terms and provisions, which amended terms and provisions were not due to actual or anticipated covenant violations. The July 2024 Loan Agreement, as amended, requires the Company, on a consolidated basis, to maintain liquidity, consisting of cash and/or cash equivalents plus any future revolving credit availability, as of the last day of each fiscal month in an aggregate amount of at least $20,000, with which the Company was in compliance as of December 31, 2025. The Company is required to comply with certain other financial covenants in contemplation of certain transactions or events, such as acquisitions and other financing activities, if and as applicable, as defined within and provided for under the July 2024 Loan Agreement, as amended.

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
The 2021 Credit Facility had a maturity date of August 27, 2025 and did not require scheduled principal amortization payments. Prepayments were permitted at any time, subject to a customary make-whole payment or prepayment penalty, as applicable. In June 2024, the 2021 Credit Agreement was amended to, among other things, permit the Company to issue new senior secured notes. In July 2024, the Company prepaid $215,000 of borrowings outstanding under the 2021 Credit Facility (the “July 2024 Prepayment”), primarily utilizing the proceeds from the issuance of the 2024 Term Notes, as discussed above. The Company recognized, as a component of interest expense for 2024, a loss on extinguishment of $5,475 related to the July 2024 Prepayment, which included $3,527 of prepayment fees and the write-off of $1,948 of unamortized deferred financing costs that were attributable to those lenders who did not provide funding under the 2024 Term Notes. A total of $1,579 of prepayment fees and $1,428 of previously unamortized deferred financing costs that were associated with existing lenders remained capitalized and were deferred over the term of the 2024 Term Notes in accordance with modification treatment. The total prepayment fee of $5,106 is included within “Debt issuance costs” on the Consolidated Statements of Cash Flows for 2024. A total of $943 of unamortized deferred financing costs were associated with the portion of the 2021 Credit Facility that was not prepaid remained outstanding and were amortized through the remaining term of those loans.
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
In April 2024, the 2021 Credit Agreement was amended to permit the Company to initiate, from time to time and at its discretion, a “Dutch Auction” pursuant to which it could issue a tender offer to existing lenders to re-purchase and retire their loans at a specified discount to par. No such re-purchase occurred.
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
Sellers’ Notes
Sellers’ notes consist of amounts owed for acquisitions or other purchases. Sellers’ notes includes the OPA Sellers’ Note which had a balance of $2,000 and $11,000 included in “Current portion of debt, net” as of December 31, 2025, and 2024, respectively. The initial $11,000 OPA Sellers’ Note was recorded net of a discount of $3,010 that was calculated as of the transaction date utilizing the Company’s estimated incremental borrowing rate based on the anticipated close date and was accreted to interest expense over an expected term. Additionally, as of December 31, 2025, sellers’ notes includes a total of $6,800 related to the acquisitions associated with Midwest Retail Partner One, and $1,400 related to acquisitions with other partnerships, as further described in Note 8, “Variable Interest Entities,” which are included within the current portion of debt, net as of December 31, 2025.
During 2024, we paid a total of $8,100 of sellers’ notes related to the acquisition of two additional licenses in Illinois that was outstanding as of December 31, 2023 and is further described in Note 4, “Acquisitions,” as well as the final $786 that remained outstanding for the purchase of a previous non-controlling interest.
Mortgage Note
On September 29, 2025, certain of the Company’s subsidiaries (the “Borrowing Subsidiaries”) entered into a loan agreement and related promissory note with an aggregate principal amount of $9,345 (the “Mortgage Note”), which was borrowed in full. The Company anticipates utilizing the net proceeds for general corporate purposes, including to fund growth initiatives. The Mortgage Note matures on September 29, 2030 and borrowings thereunder bear interest at a rate of 8.5% per annum. Monthly payments of principal and interest commenced on November 1, 2025. Principal will be repaid based on an amortization period of twenty years and any unpaid principal and accrued interest will be due and payable upon maturity. As of December 31, 2025, $187 of principal is included within “Current portion of debt, net” and $9,133 is included within “Long-term debt, net” on the Consolidated Balance Sheet. The Company incurred $102 of direct financing fees associated with the Mortgage Note, which will be amortized over the respective term. The obligations under the Mortgage Note are secured by mortgages on three properties that the Company owns in Ohio, as well as assignment of any leases and rent amounts related to these properties that the Company may enter into. The Mortgage Note contains customary representations and events of default. The Borrowing Subsidiaries have agreed to comply with certain customary covenants, including, but not limited to, restrictions on their ability to: incur additional indebtedness; create certain liens; make material changes to the nature of the business conducted; and sell, lease, transfer, or otherwise dispose of all or a substantial part of their assets. The Mortgage Note also requires the Borrowing Subsidiaries to maintain a debt service coverage ratio (as defined in the Mortgage Note) of not less than 1.30 to 1.00 measured annually based on the entire calendar year and commencing on December 31, 2026.

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

Financing Agreement
In December 2022, the Company received $19,364 pursuant to a financing agreement with a third-party lender (the “Financing Agreement”). The Company assigned to the lender its interests in an employee retention tax credit claim (the “ERTC Claim”) that it submitted in November 2022 totaling approximately $22,794. If the Company does not receive the ERTC Claim, in whole or in part, the Company is required to repay the related portion of the funds received plus interest of 10% accrued from the date of the Financing Agreement through the repayment date. The Financing Agreement does not have a stated maturity date and the discount is being accreted to interest expense over an expected term. The Company’s obligations under the Financing Agreement will be satisfied upon receipt of the ERTC Claim, in full, or other full repayment. The total claim amount of $22,794 was recognized as a component of “Other, net” on the Consolidated Statements of Operations during 2023. The Company received $20,830 of the ERTC Claim during 2023, which was remitted to the lender per the terms of the Financing Agreement. A total of $1,964 of the ERTC Claim was outstanding as of December 31, 2024, which corresponding receivable was included in “Other current assets” on the Consolidated Balance Sheet, and the balance outstanding under the Financing Agreement is included in “Current portion of debt, net” as of December 31, 2024. A total of $335 was received and repaid during the second quarter of 2025 and $1,629 was received and repaid during the third quarter of 2025. The Company’s obligations related to repayment are largely satisfied as of December 31, 2025.
Debt Maturities
As of December 31, 2025, the following cash payments are required under our debt arrangements:

(in thousands)	2026	2027	2028	2029	2030	Total
Sellers’ notes(1)	$10,200	$—	$—	$—	$—	$10,200
Mortgage Note(2)	187	203	219	241	8,470	9,320
Term note maturities	—	—	—	300,000	—	300,000
(1)Certain cash payments include an interest accretion component. The timing of certain payments may vary based on regulatory approval of the underlying transactions.
(2)Principal payments due under the Mortgage Note.
Interest Expense
Interest expense during 2025, 2024, and 2023 consisted of the following:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Cash interest on loans	$38,059	$30,729	$25,992
Interest on finance leases	5,591	322	198
Accretion	5,047	6,321	8,486
Interest on financing liabilities(1)	2,471	2,416	2,308
Loss on extinguishment of debt(2)	126	5,475	—
Total	$51,294	$45,263	$36,984
(1)Interest on financing liabilities related to failed sale leaseback transactions. See Note 10, “Leases,” for additional details.
(2)The amount recorded for 2025 includes a loss on extinguishment associated with the May 2025 Prepayment, primarily related to the write-off of unamortized deferred financing costs. Additionally, the amount recorded for 2024 includes $3,527 of pre-payment fees associated with the partial extinguishment treatment of the pre-payment made under the 2021 Credit Facility and the write-off of $1,948 of unamortized deferred financing costs.

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

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

The following table summarizes the total shares of Class A common stock and Class B common stock outstanding as of December 31, 2025 and 2024:

	December 31,
(in thousands)	2025	2024
Shares of Class A common stock	202,152	204,961
Shares of Class B common stock	65	65
Total	202,217	205,026
In December 2024, the Company completed a non-brokered private transaction with a single investor through which it repurchased and retired 11,000 shares of Class A common stock for an aggregate of $2,750, which shares represented approximately 5% of the then-outstanding shares of Class A common stock. Additionally, in December 2024, the Company’s Board authorized a share buyback program (the “Buyback Program”) which permitted the Company to repurchase up to the lesser of: (i) 10,216 shares of the Company’s Class A common stock; and (ii) $2,250 worth of shares of Class A common stock, in the open market pursuant to a normal course issuer bid, subject to applicable legal, regulatory, and contractual requirements. The Buyback Program expired on January 1, 2026. The total number of shares purchased, timing of purchases, and share prices were dependent upon market conditions and business considerations, any applicable securities law requirements, CSE rules, and any determination of best use of cash available at the time. The shares purchased through the Buyback Program were retired. Through December 31, 2025, a total of 4,801 shares were purchased under the Buyback Program for an aggregate cost, inclusive of fees, of $2,311, thereby utilizing the total permitted under the Buyback Program for the cost basis of the purchases, and no share purchases remained available under the Buyback Program.
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

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

Warrants
The following table summarizes the warrants activity during 2025, 2024, and 2023:

	Number of Warrants (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Exercise Period (years)	Aggregate Intrinsic Value (in thousands)(1)
Balance, December 31, 2022(2)	5,740	$3.46	2.7	$—
Expired	(1,172)	4.00
Balance, December 31, 2023	4,568	$3.33	2.3	$—
Cancelled	(1,291)	3.10
Balance, December 31, 2024	3,277	$3.42	1.2	$—
Expired	(1,438)	3.82
Outstanding, December 31, 2025	1,839	$3.10	0.5	$—
(1)Amount by which the closing market price of our Class A common stock exceeds the exercise price for the referenced dates. No intrinsic value is presented when the fair value of the warrants outstanding does not exceed the exercise price for the referenced dates.
(2)The warrants issued by the Company are equity-classified instruments, are subject to customary anti-dilution adjustments, are stand-alone instruments, and are not part of the terms of the notes to which they were originally issued (as applicable). In conjunction with the Conversion during 2021, the holders of previously issued warrants to acquire historical common units at an exercise price of $4.00 received warrants to acquire an equal number of shares of Class A common stock (the “Historical Warrants”). A total of 2,422 of the Historical Warrants were outstanding at December 31, 2022, of which 1,172 expired during 2023 and 1,250 expired during 2025. The estimated fair value of the Historical Warrants was not material and was calculated using a Black-Scholes model that included significant assumptions such as volatility ranging from 69.2% to 108.4% and risk-free rates ranging from 0.17% to 2.17%.
The balance as of December 31, 2022 also includes a warrant to purchase 188 shares of Class A common stock at a strike price of $2.64 per share that was issued in November 2022 and was immediately exercisable and expired in 2025 after the stated 30 months exercise period. The issuance of this warrant was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The total estimated fair value was not material and was calculated using a Black-Scholes model, which included significant assumptions such as volatility of 70% and a risk-free rate of 4.2%.
Additionally, includes warrants that were initially issued in June 2022 in connection with the 2022 Loans (refer to Note 11, “Debt”). The Company issued warrants to purchase up to 3,130 shares of Class A common stock (the “2022 Warrants”), each of which is exercisable for one share of Class A common stock at an exercise price of $3.10 per share. The 2022 Warrants were exercisable upon issuance and have a four year term. The 2022 Warrants had a total estimated fair value of $2,639 at issuance, which was calculated using a Black-Scholes model and included significant assumptions such as volatility of 70% and a risk-free rate of 3.0%. Cashless exercise was permitted only if there was no effective registration statement registering the resale of the shares issued upon exercise, which registration statement was declared effective in December 2022 prior to any exercise. The Company will have the option to require the holders to exercise the 2022 Warrants if, after the first anniversary of the issuance, the 30-day volume-weighted average price of the Company’s Class A common stock exceeds $6.50 per share. In December 2024, the Company entered into a warrant cancellation agreement with one of the holders of the 2022 Warrants to cancel warrants to acquire 1,291 shares of Class A common stock in exchange for a payment representing the par value of those underlying shares. A total of 1,839 remain outstanding as of December 31, 2025.

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

13. EQUITY-BASED COMPENSATION EXPENSE
Equity Incentive Plans
2020 Equity Incentive Plan
The Company adopted an incentive plan in November 2020 (the “2020 Plan”) which authorized the issuance of incentive common unit options and restricted common units (collectively, “Awards,” each, a “Restricted Common Share”). The maximum number of Awards to be issued under the 2020 Plan is 10,031 and a total of 9,994 Awards were granted. No additional Awards were granted under the 2020 Plan after the adoption of the 2021 Plan, as further described below. The final tranche of 617 Restricted Common Shares vested during 2023 and, thereafter, there are no unvested Awards and no remaining unrecognized compensation cost associated with the Awards. The Awards generally vested over two or three years and the estimated fair value of the Awards at issuance was recognized as compensation expense over the related vesting period.
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
On March 9, 2023, the Company’s board of directors unanimously approved, subject to stockholder approval, an amendment to the 2021 Plan (the “Amendment” and together with the 2021 Plan, the “Amended 2021 Plan”) to increase the maximum number of shares of Class A common stock available for issuance under the Amended 2021 Plan to an amount not to exceed 10% of the total number of issued and outstanding shares of Class A common stock, on a non-diluted basis, as constituted on the grant date of an award pursuant to the Amended 2021 Plan. On May 5, 2023, the stockholders of the Company voted to approve the Amendment. As of December 31, 2025, there were 5,348 shares of Class A common stock available for grant for future equity-based compensation awards under the Amended 2021 Plan. Activity related to awards issued under the Amended 2021 Plan is further described below.
Stock Appreciation Rights
SAR Awards provide the holder a right to receive upon exercise the excess of (i) the fair market value of one share of common stock on the date of exercise over (ii) the grant price of the SAR Awards as specified, which price shall not be less than the closing market value of one share of common stock on the date of grant, except in certain circumstances. The grant price, term, methods of exercise, dates of exercise, methods of settlement, and any other terms and conditions of any SAR Awards are determined at issuance. We determine the fair value of SAR Awards on the grant date using an option pricing model. As of December 31, 2025, no SAR Awards have been granted.
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

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

The following table summarizes stock option activity during 2025, 2024, and 2023:

	Options Outstanding
(in thousands, except per share amounts)	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value(1)
Outstanding, December 31, 2022	2,042	$3.29	4.4	$—
Granted	3,195	0.85
Exercised	(219)	0.85		$60
Forfeited	(726)	1.85
Expired	(282)	2.40
Outstanding, December 31, 2023	4,010	$1.80	3.9	$353
Exercised	(206)	0.85		$8
Forfeited	(161)	1.17
Expired	(391)	2.74
Outstanding, December 31, 2024	3,252	$1.78	3.0	$—
Granted	9,936	0.36
Exercised	(347)	0.35		$137
Forfeited	(281)	0.74
Expired	(113)	1.56
Outstanding, December 31, 2025	12,447	$0.71	1.6	$3,470
Exercisable at December 31, 2025	4,920	$1.21	1.2	$787
(1)Based on the amount by which the closing market price of our Class A common stock exceeds the exercise price on each date indicated.
Total unrecognized stock-based compensation expense related to unvested options was $842 as of December 31, 2025, which is expected to be recognized over a weighted-average remaining period of 1.2 years.
We determine the fair value of stock options on the grant date using a Black-Scholes option pricing model. No options were granted during 2024. The fair value of stock options granted during 2025 and 2023 was calculated on the date of grant using the following weighted-average assumptions:

	Year Ended December 31,
	2025	2023
Risk-free interest rate	3.8%	3.8%
Expected term (years)	2.00	3.75
Dividend yield	0%	0%
Expected volatility	70.0%	70.0%
Using the Black-Scholes option pricing model, the weighted-average fair value of stock options granted during 2025 and 2023 was $0.13 and $0.44, respectively, per share.

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
RSAs and RSUs may be credited with dividends or dividend equivalents, which entitle the grantee to receive payments (in cash, shares, other securities, other awards, or other property, as determined by the Company) equivalent to the amount of cash dividends paid by the Company, as applicable. Any dividend and dividend equivalents may be accrued but not paid to the grantee until all conditions or restrictions on the related RSAs or RSUs have been satisfied, waived, or lapsed. No RSAs have been granted as of December 31, 2025.
The following table summarizes the RSU activity during 2025, 2024, and 2023:

	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value per Share
Unvested, December 31, 2022	6,462	$7.62
Granted	11,877	0.92
Vested(1)	(4,333)	6.04
Forfeited	(1,985)	4.11
Unvested, December 31, 2023	12,021	$2.15
Granted	14,603	1.15
Vested(1)	(13,628)	2.08
Forfeited	(7,098)	1.13
Unvested, December 31, 2024	5,898	$1.06
Granted	225	0.40
Vested(1)	(2,571)	0.92
Forfeited	(1,132)	1.18
Unvested, December 31, 2025	2,420	$1.09
(1)Includes 926, 4,683, and 1,402, shares that vested during 2025, 2024, and 2023, respectively, that were withheld to cover tax obligations and were subsequently cancelled.
As of December 31, 2025, total unrecognized compensation cost related to the RSUs was $1,814, which is expected to be recognized over a weighted-average remaining period of 2.0 years.

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
In August 2024, the Company’s board of directors approved a performance-based award of 3,000 RSUs pursuant to an employment agreement (the “August 2024 Grant”). The August 2024 Grant was approved by the board of directors but has not been formally granted as of December 31, 2025 or as of the date of filing of this Annual Report, and no shares have been issued in respect thereof. These awards, once granted, will be subject to certain vesting conditions, including the achievement of certain stock price targets and continued service to the Company. No equity-based compensation expense has been recognized with respect to the August 2024 Grant as of December 31, 2025.
Compensation Expense by Type of Award
The following table details the equity-based compensation expense by type of award during 2025, 2024, and 2023:

	Year Ended December 31,
(in thousands)	2025	2024	2023
RSUs(1)	$1,876	$16,923	$18,627
Stock Options	570	1,691	1,034
Restricted Common Shares	—	—	115
Total equity-based compensation expense	$2,446	$18,614	$19,776
(1)The 2023 expense amount includes $2,838 related to 2023 annual performance bonuses, which were subsequently issued in 2024 and were fully vested at issuance with a value of $3,304, with the difference reflected as a change in estimate that is included within “General and administrative expenses” on the Consolidated Statements of Operations for 2024.
Of the total equity-based compensation expense, $1,295, $7,793, and $7,943 was capitalized to inventory during 2025, 2024, and 2023 respectively. As of December 31, 2025 and 2024, $1,451 and $2,102, respectively, remained capitalized in inventory. During 2025, 2024, and 2023 we recognized $1,151, $10,821, and $11,833, respectively, within “General and administrative expenses” on the Consolidated Statements of Operations and we recognized $1,946, $7,659, and $6,511, respectively, within “Cost of goods sold.”
Employee Stock Purchase Plan
In July 2021, the Company also adopted an employee stock purchase plan (the “2021 ESPP”), pursuant to which 4,000 shares of Class A common stock are reserved for issuance thereunder, subject to certain adjustments and other terms. No shares have been issued under the 2021 ESPP as of December 31, 2025.

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

14. INCOME TAXES
The following table sets forth the components of income tax expense:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Current taxes:
Federal	$56,094	$55,297	$43,143
State	3,271	2,181	2,561
Deferred taxes:
Federal	(7,008)	(6,391)	(7,916)
State	(979)	(5,915)	(4,334)
Total income tax expense	$51,378	$45,172	$33,454
The Internal Revenue Service has taken the position that cannabis companies are subject to the limitations of IRC Section 280E, under which such companies are only allowed to deduct expenses directly related to the sales of product (cost of goods sold). This results in permanent differences between ordinary and necessary business expenses deemed non-allowable under IRC Section 280E and those allowed for financial statement reporting purposes (“book-to-tax” differences). Cannabis companies operating in states that align their tax codes with IRC Section 280E are also unable to deduct ordinary and necessary business expenses for state tax purposes. Ordinary and necessary business expenses deemed non-deductible under IRC Section 280E are treated as permanent book-to-tax differences. Therefore, the effective tax rate on income realized by cannabis companies can be highly variable and may not necessarily correlate with pre-tax income or loss. Effective during 2023, Illinois and New Jersey, two states in which the Company has significant operations, began permitting cannabis businesses to deduct ordinary and necessary business expenses from gross profit for state tax purposes. For 2025, 2024, and 2023, state and local income taxes in Illinois, Maryland, Massachusetts, and New Jersey comprise the majority of the Company’s state and local income taxes.
The following table sets forth a reconciliation of income tax at the federal statutory rate to recorded income tax expense:

($ in thousands)	Year Ended December 31, 2025
Loss before income taxes	$(66,815)
U.S. Statutory Rate	21%
Recovery based on Statutory Rate	$(14,031)
Expense (recovery) resulting from:
State and local income taxes, net of federal income tax effect	(3,442)	5.2%
Effect of changes in tax laws or rates enacted in the current period	3,931	(5.9)%
Uncertain tax position, inclusive of interest and penalties	62,138	(93.0)%
Equity-based compensation shortfall	152	(0.2)%
Changes in valuation allowance	1,803	(2.7)%
Other, net	827	(1.2)%
Income tax expense	$51,378	(76.9)%

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

As previously disclosed for 2024 and 2023, prior to the adoption of ASU 2023-09, the following table sets forth a reconciliation of income tax at the federal statutory rate to recorded income tax expense:

	Year Ended December 31,
($ in thousands)	2024	2023
Loss before income taxes	$(39,822)	$(14,760)
U.S. Statutory Rate	21%	21%
Recovery based on Statutory Rate	$(8,363)	$(3,100)
Expense (recovery) resulting from:
State and local income taxes	(3,734)	(1,773)
Uncertain tax position, inclusive of interest and penalties	51,127	40,149
(Refundable) nondeductible penalties and interest	—	(658)
Equity-based compensation shortfall	980	1,322
Acquisition-related adjustments	—	(3,150)
Other permanent differences	1,960	429
Nondeductible executive compensation	3,202	267
Other, net	—	(32)
Income tax expense	$45,172	$33,454
The following table presents supplemental cash flow information related to income taxes paid (net of refunds received), subsequent to the adoption of ASU 2023-09:

(in thousands)	Year Ended December 31, 2025
US federal	$—
US state and local	4,502
Total cash taxes paid, net of refunds received	$4,502

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

The following tables set forth the components of deferred income taxes:

	December 31,
(in thousands)	2025	2024
Deferred tax assets attributable to:
State and local net operating loss carryforwards	$1,265	$873
Federal net operating loss carryforwards	69	—
Operating lease liabilities	69,904	67,439
Acquired intangible assets	4,292	3,964
Property and equipment	833	686
Loyalty program	328	425
Equity-based compensation	251	184
Other	5,919	3,868
Gross deferred tax assets	82,861	77,439
Valuation allowance	(1,803)	—
Total deferred tax assets	$81,058	$77,439

Deferred tax liabilities attributable to:
Goodwill and other acquired intangible assets	$(48,150)	$(46,620)
Property and equipment	(19,316)	(24,969)
Operating lease right-of-use assets	(35,107)	(29,289)
Total deferred tax liabilities	$(102,573)	$(100,878)

Net deferred tax liabilities	$(21,515)	$(23,439)
In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some portion, or all, of its deferred tax assets will not be realized and reflects a valuation allowance to the extent that the full benefit may not be realized in the applicable jurisdictions based on estimates of future taxable income. In 2025, the Company reflected a valuation allowance of $1,803 primarily attributable to various states’ net operating loss and credit carryforwards related to limitations on business interest expense carryover amounts.
As of December 31, 2025, the Company has gross state and local net operating loss carryforwards totaling $44,774, which begin to expire in 2026, and federal net operating loss carryforwards totaling $329. The Company files income tax returns in the United States and various state and local jurisdictions, which jurisdictions have varying statutes of limitations. The U.S. federal statute of limitations remains open for tax years 2020 and forward. The state and local statutes of limitations generally remain open for tax years 2020 and forward.

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
The following table shows a reconciliation of the beginning and ending amount of unrecognized tax benefits:

Balance, December 31, 2022	$—
Additions for tax positions related to the current year	35,367
Additions for tax positions related to prior years	37,588
Balance, December 31, 2023	$72,955
Additions for tax positions related to the current year	38,289
Additions for tax positions related to prior years(1)	38,163
Balance, December 31, 2024	$149,407
Additions for tax positions related to the current year	36,728
Additions for tax positions related to prior years	17,749
Balance, December 31, 2025	$203,884
(1)Includes approximately $27,000 of IRC Section 280E refunds received during 2024.
A total of $39,300 of interest and penalties is accrued for the uncertain tax positions as of December 31, 2025, which includes $19,132 related to the current year and $20,168 for the prior years. Of the $20,168 of interest and penalties accrued as of December 31, 2024, $14,744 was related to that year and $5,424 related to prior years. The Company has been selected for examination of its amended tax returns filed with these unrecognized tax benefits but does not currently anticipate its unrecognized tax benefits to be resolved within the next twelve months and anticipates that the total amount of unrecognized tax benefits may change within the next twelve months for additional uncertain tax positions taken on a go-forward basis. If favorably resolved, then the unrecognized tax benefits would decrease the Company’s effective tax rate.
In July 2025, the U.S. government enacted a reconciliation bill, commonly referred to as the One Big Beautiful Bill Act (the “Act”), with certain provisions of the Act effective in 2025 and other provisions becoming effective in 2026 and beyond. Among the various provisions contained in the Act, modifications to Section 163(j) interest expense limitations are expected to favorably impact the Company’s state tax calculations. We reflected a discrete tax event during the year ended December 31, 2025 which resulted in a $887 reduction to our uncertain tax position. Additionally, our deferred tax liabilities increased by $1,153 resulting from state decoupling considerations. The net impact to the effective tax rate was not material. The Company continues to evaluate the impact of the various provisions of the Act, but does not expect the other provisions will have a material impact on its effective tax rate.

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
In April 2025, the Company entered into a definitive agreement pursuant to which the Company proposes to exchange its Ohio cultivation license and facility and related assets (the “Ohio Cultivation Assets”) for an entity that anticipates obtaining an adult-use license in New Jersey and $1,000 of cash consideration. Pursuant to this definitive agreement, the Company also proposes to acquire an entity in Ohio that owns and operates a dispensary in Ohio in exchange for a conditional dispensary license that the Company expects to receive, plus an additional $1,000 of cash consideration. This transaction is subject to certain closing conditions, including regulatory approvals. The Ohio Cultivation Assets were being contemplated for sale in this specific transaction with this specific buyer and the Company determined the Ohio Cultivation Assets do not meet the criteria to be classified as held-for-sale as of December 31, 2025. The total of the Ohio Cultivation Assets was approximately $8,500 as of December 31, 2025, including $3,700 of intangible assets, net, $3,000 of goodwill, $1,300 of inventory, and $300 of property and equipment, net.
Through the acquisition of Story of PA CR, LLC (“Story of PA”) in April 2022, the Company is party to a research collaboration agreement with the Geisinger Commonwealth School of Medicine (“Geisinger”), a Pennsylvania Department of Health-Certified Medical Marijuana Academic Clinical Research Center, pursuant to which the Company will help fund clinical research to benefit the patients of Pennsylvania. A total of up to $10,000 of additional funding may be provided pursuant to the research collaboration agreement and is expected to be funded over the course of the ten years following the transaction date based on a percentage of annual revenues associated with the underlying operations. A payment of $819 was remitted during 2025, which is included within “Payment of contingent consideration” on the Consolidated Statements of Cash Flows and was included within “Accounts payable and accrued liabilities” on the Consolidated Balance Sheets at December 31, 2024. As of December 31, 2025, $2,945 is included within “Accounts payable and accrued liabilities” on the Consolidated Balance Sheet and $6,236 and $9,200 is included within “Other non-current liabilities” as of December 31, 2025 and 2024, respectively.
Indemnifications
We are party to a variety of agreements under which we may be obligated to indemnify the other party for certain matters. These agreements are primarily standard indemnification arrangements entered into in the ordinary course of business. Pursuant to these arrangements, we may agree to indemnify, defend, hold harmless, and reimburse the indemnified parties for losses incurred in connection with certain claims. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management team pursuant to which the Company has agreed to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers of the Company. In some circumstances, these indemnification obligations may be subject to contractual limitations or exclusions and may be covered, in whole, or in part, by insurance. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is generally not determinable. The Company has not incurred any material costs or made any material payments pursuant to these indemnification obligations.
Legal and Other Matters
The Company’s operations are subject to a variety of local and state regulations. Failure to comply with one or more of those regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company ceasing operations. While management believes that the Company is in compliance with applicable local and state regulations as of December 31, 2025 in all material respects, cannabis regulations continue to evolve and are subject to differing interpretations, and accordingly, the Company may be subject to regulatory fines, penalties, or restrictions in the future.

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
The Company may be, from time to time, subject to various administrative, regulatory, and other legal proceedings arising in the ordinary course of business. Contingent liabilities associated with legal proceedings are recorded when a liability is probable and the contingent liability can be estimated. We do not accrue for contingent losses that, in our judgment, are considered to be reasonably possible but not probable. At December 31, 2025 there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on our consolidated results of operations, other than as disclosed below.
Green Thumb Industries Arbitration Matter
On May 31, 2024, Green Thumb Industries Inc. and TWD18, LLC (collectively, “GTI”) initiated an arbitration proceeding before JAMS, a private alternative dispute resolution provider (“JAMS”), against the Company and Ascend Group Partners, LLC relating to a June 4, 2018 side letter agreement (the “Side Letter”). The arbitration concerned certain contractual obligations and payment terms under the Side Letter arising out of prior commercial arrangements between the parties. GTI asserted claims for breach of contract and related causes of action and sought monetary damages and related relief. The Company denied the allegations and asserted counterclaims against GTI.
From December 8, 2025 through December 12, 2025, a five-day evidentiary hearing was conducted before the arbitrator. On February 5, 2026, the arbitrator issued an award (the “Award”) determining that GTI had established approximately $22,116 of damages on its breach-of-contract claim and that the Company had established approximately $2,363 of damages on one of its counterclaims, resulting in a net award in favor of GTI of approximately $19,753.
Prior to issuance of the Award, management, in consultation with outside legal counsel and other expert external advisors and based on the advice, guidance, and analyses provided to management at the time, evaluated the arbitration matter in accordance with applicable accounting guidance for loss contingencies. Based on that assessment, management concluded that a loss was not probable and that an estimate of potential loss was not reasonably determinable, and further believed based on that assessment that it was more probable than not that the matter would result in a net award to the Company. Accordingly, no accrual was recorded in the Company’s consolidated financial statements prior to December 31, 2025.
On February 11, 2026, the Company entered into a settlement agreement with GTI (the “Settlement Agreement”) pursuant to which the parties agreed to resolve the arbitration and satisfy the Award in exchange for a negotiated payment amount of $17,000. The Company paid the agreed settlement amount on February 12, 2026, and the arbitration award has been fully satisfied. The Settlement Agreement resolves all claims asserted in the arbitration proceeding and does not affect the Company’s other commercial relationships with GTI. The Company does not expect the Settlement Agreement to result in a material disruption to its ongoing operations.
The Company recognized a settlement expense of $17,000, which is reflected within “Settlement expense” on the Consolidated Statements of Operations for 2025 and is included within “Accounts payable and accrued liabilities” on the accompanying Consolidated Balance Sheet as of December 31, 2025.

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

State of Ohio Complaint
On February 6, 2026, the Attorney General of the State of Ohio filed a complaint against the Company and eight other multi-state operators (“MSOs”) in the cannabis industry with operations in Ohio, alleging anticompetitive collusion among the MSOs to exclude single state operators based in Ohio from the cannabis market. The Company denies the claims with respect to the Company and plans to vigorously contest the case.
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
On September 30, 2022, the Company sought leave from the Court to file a second amended complaint (the “Second Amended Complaint”). The Second Amended Complaint contains breach of contract claims against MedMen, as well as a claim for the breach of the implied covenant of good faith and fair dealing, and a claim for anticipatory breach of contract. In connection with those claims, the Company is no longer seeking injunctive or declaratory relief; however, the Company continues to seek damages from MedMen, including, but not limited to, the return of the $4,000 deposit, approximately $2,400 of advances pursuant to a working capital loan agreement, and other capital expenditure advances paid to MMNY by the Company.
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
On February 2, 2024, the Court issued a Decision and Order denying MedMen’s motion for leave to file its third amended counterclaims. On February 21, 2024, the current counsel-of-record for MedMen filed an order to show cause with the Court seeking leave to withdraw as counsel and stay proceedings for thirty days to permit MedMen time to obtain new counsel. On March 20, 2024, the Court granted such withdrawal motion and designated April 25, 2024 as the deadline for MedMen to obtain new counsel, which did not occur.

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
Following the Company’s decision to no longer consummate the contemplated transactions during 2022, the Company expensed certain capitalized expenditures and deposits incurred for certain locations and established an estimated reserve of $3,700 related to amounts that it had been actively pursuing collecting. During 2024, the Company increased the estimated reserve by $5,447, which is included within “General and administrative expenses” on the Consolidated Statements of Operations and within “Other” on the Consolidated Statements of Cash Flows. The total reserve as of each December 31, 2025 and 2024 is reflective of all outstanding balances and, of which, $2,422 is included within “Notes receivable” on the Consolidated Balance Sheet, $6,695 is included within “Other current assets,” and the remainder is included within “Other non-current assets.”
Previous Matters
Property Settlement
In April 2021, the Company, through a subsidiary, entered into a settlement agreement regarding a dispute related to a purchase agreement for the Company’s potential acquisition of certain real estate properties in Michigan. As part of that settlement, the Company issued historical equity units to the settlement parties, to be held in the name of an escrow agent (the “Escrow Units”). The Escrow units were fully issued and outstanding as of the settlement date and were to remain in the escrow account until such time as the settlement parties exercised an option to hold the Escrow Units directly (the “Put Option”), which could be exercised for three years. In February 2024, the TVP Parties notified the Company that they were exercising the Put Option and the transfer was completed in May 2024, at which time the Escrow Units were released to the settlement parties and the settlement parties transferred to the Company the equity interests of the entities that hold the three real estate properties. The underlying properties were determined to have a total fair value of $5,400 as of the settlement date, which was included within “Other non-current assets” and was reclassified to “Property and equipment, net” as of the transfer date. Prior to the completion of the transfer, the Company operated dispensaries at these locations pursuant to lease agreements, which operations continue at the now-owned properties.
16. RELATED PARTY TRANSACTIONS
There were no significant related party transactions during 2025, 2024, and 2023, other than as disclosed in Note 6, “Notes Receivable,” and Note 12, “Stockholders’ Equity.”

Ascend Wellness Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share or per unit data)

17. SUPPLEMENTAL INFORMATION
The following table presents supplemental information regarding our other current assets:

	December 31,
(in thousands)	2025	2024
Prepaid expenses	$7,262	$5,497
Deposits and other receivables	1,455	4,706
Construction deposits	132	375
Other	2,344	350
Total	$11,193	$10,928
The following table presents supplemental information regarding our accounts payable and accrued liabilities:

	December 31,
(in thousands)	2025	2024
Accounts payable	$20,912	$26,414
Accrued interest	17,647	13,835
Accrued payroll and related expenses	10,968	8,204
Acquisition-related liabilities	4,613	—
Fixed asset purchases	2,148	1,977
Litigation settlement	17,000	—
Other	11,505	9,005
Total	$84,793	$59,435
The following table presents supplemental information regarding our general and administrative expenses:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Compensation	$65,975	$76,240	$74,688
Depreciation and amortization	41,046	34,979	29,534
Rent and utilities	29,608	22,842	21,432
Professional services	20,077	19,418	13,215
Insurance	5,107	5,536	5,175
Marketing	4,070	4,687	4,380
(Gain) loss on sale of assets	(745)	16	(226)
Other	4,554	15,758	10,541
Total	$169,692	$179,476	$158,739
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
Management has completed its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013) to conduct the required assessment of the effectiveness of the Company’s internal control over financial reporting. Based on this assessment, management concluded that, as of December 31, 2025, the Company’s internal control over financial reporting was effective based on those criteria.
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
d.Changes in Internal Control Over Financial Reporting.
There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the three months ended December 31, 2025, none of our executive officers or directors adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.
Employment Agreement
On March 10, 2025, the Company and Abner Kurtin entered into an amended and restated employment agreement (the “Kurtin Employment Agreement”), effective March 31, 2025. Pursuant to the Kurtin Employment Agreement, Mr. Kurtin serves as the Company’s Executive Chairman. Mr. Kurtin does not receive any additional compensation for his service as a member of the Board.
On March 10, 2026, the Company and Mr. Kurtin entered into Amendment No. 1 to the Kurtin Employment Agreement (“Amendment No. 1”), which extended the term of the Kurtin Employment Agreement through March 31, 2027 and modified Mr. Kurtin’s compensation. Under Amendment No. 1, Mr. Kurtin will receive an annual base salary of $175,000 and will be granted a restricted stock unit award with a grant-date value of $175,000, which vests in quarterly increments over one year from the grant date, subject to the terms of the Company’s 2021 Stock Incentive Plan and the applicable award agreement. Amendment No. 1 also provides for a one-time cash payment of $70,000.
The foregoing description of the Kurtin Employment Agreement is subject to and qualified in its entirety by reference to the full text of the Kurtin Employment Agreement and Amendment No. 1 thereto, which are filed as exhibits to this Annual Report on Form 10-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item will be included in our definitive proxy statement for our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION.
The information required by this item will be included in our definitive proxy statement for our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be included in our definitive proxy statement for our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this item will be included in our definitive proxy statement for our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this item will be included in our definitive proxy statement for our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

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

3. Exhibits
Exhibit Index	161

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Form of Exchange Agreement	S-1	333-254800	2.2	April 23, 2021
3.1	Certificate of Incorporation	S-1	333-254800	3.4	April 23, 2021
3.2	Bylaws	S-1	333-254800	3.5	April 23, 2021
4.1†	Ascend Wellness Holdings, Inc. 2021 Stock Incentive Plan	S-8	333-257780	4.2	July 9, 2021
4.2†	First Amendment to the Ascend Wellness Holdings, Inc. 2021 Stock Incentive Plan	8-K	333-254800	10.1	May 9, 2023
4.3†	Ascend Wellness Holdings, Inc. 2021 Employee Stock Purchase Plan	S-8	333-257780	4.3	July 9, 2021
4.4	Specimen Stock Certificate evidencing the shares of common stock	S-1	333-254800	4.1	April 15, 2021
4.5	Form of Registration Rights Agreement	S-1	333-254800	4.2	April 23, 2021
4.6	Form of Warrant Agreement between Ascend Wellness Holdings, Inc. and each of the several lenders, dated June 30, 2022	10-Q	333-254800	4.5	August 15, 2022
4.7	Indenture dated July 16, 2024 by and between Ascend Wellness Holdings, Inc. and Odyssey Trust Company	8-K	333-254800	4.1	July 22, 2024
4.8#	Guaranty dated July 16, 2024 by and between Chicago Alternative Health Center, LLC, HealthCentral, LLC, MOCA LLC, Revolution Cannabis-Barry, LLC, The Homecoming Group, LLC, Ascend Maryland, LLC, Ascend Mass, LLC, MassGrow, LLC, FPAW Michigan LLC, Ascend New Jersey, LLC, BCCO, LLC, Ohio Cannabis Clinic LLC, and Story of PA CR, LLC (collectively, the “Guarantors”)	8-K	333-254800	4.2	July 22, 2024
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
		8-K	333-254800	4.3	July 22, 2024
4.10	First Supplemental Indenture dated January 13, 2025 by and between Ascend Wellness Holdings, Inc. and Odyssey Trust Company	8-K	333-254800	4.1	January 14, 2025
10.1	Credit Agreement, dated August 27, 2021, by and among Ascend Wellness Holdings, Inc., group of lenders and Acquiom Agency Services LLC, as administrative agent and collateral agent	8-K	333-254800	10.1	September 1, 2021
10.2	Amendment No. 1 to Credit Agreement, dated April 12, 2024, by and among Ascend Wellness Holdings, Inc., group of lenders, and Acquiom Agency Services LLC, as administrative agent and collateral agent	10-Q	333-254800	10.1	May 8, 2024

10.3	Amendment No. 2 to Credit Agreement, dated June 28, 2024, by and among Ascend Wellness Holdings, Inc, group of lenders, and Acquiom Agency Services LLC as administrative agent and collateral agent	10-K	333-254800	10.3	March 13, 2025
10.4	Amendment No. 3 to Credit Agreement , dated January 13, 2025, by and among Ascend Wellness Holdings, Inc, group of lenders, and Acquiom Agency Services LLC as administrative agent and collateral agent	10-K	333-254800	10.4	March 13, 2025
10.5	Form of Indemnification Agreement	S-1	333-254800	10.4	April 15, 2021
10.6†#	Employment Agreement between Ascend Wellness Holdings, Inc. and Abner Kurtin, dated March 29, 2024	10-Q	333-254800	10.2	May 8, 2024
10.7†#	Employee Separation and Release Agreement between Ascend Wellness Holdings, Inc. and Abner Kurtin, dated March 29, 2024	10-Q	333-254800	10.3	May 8, 2024
10.8†#	Employment Agreement between Ascend Wellness Holdings, Inc. and Francis Perullo, dated March 26, 2024	10-Q	333-254800	10.4	May 8, 2024
10.9†#	Employee Separation and Release Agreement between Ascend Wellness Holdings, Inc. and Francis Perullo, dated March 26, 2024	10-Q	333-254800	10.5	May 8, 2024
10.10†#	Employment Agreement between Ascend Wellness Holdings, Inc. and Samuel Brill, dated as of August 26, 2024	10-Q	333-254800	10.1	November 12, 2024
10.11†#	Employment Agreement between Ascend Wellness Holdings, Inc. and Francis Perullo, dated as of August 26, 2024	10-Q	333-254800	10.2	November 12, 2024
10.12†#	Employment Agreement between Ascend Wellness Holdings, Inc. and Roman Nemchenko, dated as of August 26, 2024	10-Q	333-254800	10.3	November 12, 2024
10.13†#	Amended and Restated Employment Agreement between Ascend Wellness Holdings, Inc. and Abner Kurtin, dated March 10, 2025	10-K	333-254800	10.13	March 13, 2025
10.14*†#	Amendment No. 1 to the Employment Agreement between Ascend Wellness Holdings, Inc. and Abner Kurtin, dated March 10, 2026
10.15#	Lease between IIP-IL 1, LLC and Ascend Illinois, LLC, dated December 21, 2018	S-1	333-254800	10.11	March 29, 2021
10.16#	First Amendment to Lease Agreement between IIP-IL 1 LLC and Revolution Cannabis - Barry, LLC, dated September 5, 2019	S-1	333-254800	10.12	March 29, 2021
10.17#	Second Amendment to Lease Agreement between IIP-IL 1 LLC and Revolution Cannabis - Barry, LLC, dated August 18, 2020	S-1	333-254800	10.13	March 29, 2021
10.18#	Third Amendment to Lease Agreement between IIP-IL 1 LLC and Revolution Cannabis - Barry, LLC, dated September 15, 2021	10-K	333-254800	10.13	March 11, 2022
16.1	Letter of Macias Gini & O’Connell LLP dated March 21, 2025 to the SEC	8-K	333-254800	16.1	March 19, 2025
19	Insider Trading Policy	10-K	333-254800	19	March 13, 2025
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Independent Registered Accounting Firm (WithumSmith+Brown, PC)

23.2*	Consent of Independent Registered Accounting Firm (Macias Gini & O’Connell LLP)
31.1*	Certification of Principal Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32‡	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Label Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
March 12, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Ascend Wellness Holdings, Inc. and in the capacities and on the dates indicated.

By:	/s/ Samuel Brill
Samuel Brill Chief Executive Officer (Principal Executive Officer) and Director
March 12, 2026

/s/ Roman Nemchenko	/s/ Abner Kurtin
Roman Nemchenko Chief Financial Officer (Principal Financial Officer) March 12, 2026	Abner Kurtin Executive Chairman, Founder, and Director March 12, 2026

/s/ Francis Perullo	/s/ Scott Swid
Francis Perullo President and Director March 12, 2026	Scott Swid Director March 12, 2026

/s/ Joshua Gold	/s/ Julie Francis
Joshua Gold Director March 12, 2026	Julie Francis Director March 12, 2026

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act: None.
No annual report to security holders covering the registrant’s last fiscal year or proxy material with respect to any meeting of securities holders has been sent to security holders.