Form 10-Q
period 2026-03-31
Ascend Wellness Holdings, Inc.
filed 2026-05-13
CIK 1756390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 11, 2026, there were 202,973,284 shares of the registrant’s Class A common stock, par value $0.001, outstanding.

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
•risks related to our capital structure;
•our ability to attract and maintain key personnel;
•risks related to our ability to expand our operations, including opening new dispensaries, cultivation and processing facilities, and integrating acquisitions;
•the illegality of cannabis under federal law;
•the impact of, and uncertainties relating to, federal cannabis rescheduling, including the pending administrative hearing concerning broader rescheduling;
•our ability to comply with state and federal regulations;
•the uncertainty regarding enforcement of cannabis laws;
•risks related to compliance with complex and evolving state and local cannabis regulations, including licensing, renewals, and enforcement;
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
•risks related to acquisitions, dispositions, and other strategic transactions, including the failure to realize anticipated benefits;
•the effect of agricultural and environmental risks;
•the effect of climate change;
•risks related to cybersecurity, data privacy, information technology systems, and reliance on third-party service providers;
•the effect of unknown health impacts associated with the use of cannabis and cannabis derivative products;
•risks related to litigation, regulatory investigations, and enforcement actions;
•the effect of risks related to the results of future clinical research;
•the effect of intense competition in the industry;
•the effect of the maturation of the cannabis market;
•the effect of adverse changes in wholesale and retail prices;
•risks related to challenging or volatile global economic, political, or financial conditions, including inflation, interest rates, supply chain disruptions, and reduced consumer spending.

The list of factors above is illustrative and by no means exhaustive. Additional information regarding these risks and other risks and uncertainties we face is contained in our Annual Report on Form 10-K for the year ended December 31, 2025 and in other reports we may file from time to time with the United States Securities and Exchange Commission and the applicable Canadian securities regulatory authorities (including all amendments to those reports). Although the Company has attempted to identify important factors that could cause actual results to differ materially from those contained in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated, or intended.
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

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).
ASCEND WELLNESS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except per share amounts)	March 31, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$60,920	$85,676
Accounts receivable, net	26,422	27,024
Inventory	87,149	84,707
Notes receivable	—	349
Other current assets	14,473	11,193
Total current assets	188,964	208,949
Property and equipment, net	376,601	382,402
Operating lease right-of-use assets	47,364	47,063
Intangible assets, net	189,499	196,072
Goodwill	58,353	58,453
Other non-current assets	11,311	14,990
TOTAL ASSETS	$872,092	$907,929

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable and accrued liabilities	$62,628	$84,793
Current portion of debt, net	9,780	10,368
Operating lease liabilities, current	3,008	2,771
Finance lease and other lease liabilities, current	2,951	2,924
Income taxes payable	1,083	1,083
Other current liabilities	9,008	7,070
Total current liabilities	88,458	109,009
Long-term debt, net	292,309	291,104
Operating lease liabilities, non-current	60,740	60,546
Finance lease and other lease financing liabilities, non-current	261,850	261,913
Deferred tax liabilities, net	20,191	21,515
Other non-current liabilities	224,311	210,459
Total liabilities	947,859	954,546
Commitments and contingencies (Note 15)
Stockholders' Deficit
Preferred stock, $0.001 par value per share; 10,000 shares authorized, none issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Class A common stock, $0.001 par value per share; 750,000 shares authorized; 202,760 and 202,152 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	203	202
Class B common stock, $0.001 par value per share, 100 shares authorized; 65 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	471,249	470,907
Accumulated deficit	(548,042)	(518,549)
Deficit of Ascend Wellness Holdings, Inc. common stockholders	(76,590)	(47,440)
Non-controlling interests	823	823
Total stockholders' deficit	(75,767)	(46,617)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$872,092	$907,929
The accompanying notes are an integral part of the condensed consolidated financial statements.

ASCEND WELLNESS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2026	2025
Revenue, net	$116,933	$127,997
Cost of goods sold	(72,051)	(88,436)
Gross profit	44,882	39,561
Operating expenses
General and administrative expenses	42,336	37,075
Operating profit	2,546	2,486

Other (expense) income
Interest expense	(20,253)	(11,190)
Other income, net	121	477
Total other expense, net	(20,132)	(10,713)
Loss before income taxes	(17,586)	(8,227)
Income tax expense	(11,907)	(11,031)
Net loss	$(29,493)	$(19,258)

Net loss per share attributable to Class A and Class B common stockholders — basic and diluted	$(0.15)	$(0.09)
Weighted-average common shares outstanding — basic and diluted	202,448	204,995

The accompanying notes are an integral part of the condensed consolidated financial statements.

ASCEND WELLNESS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

	Three Months Ended March 31, 2026
	Class A and Class B Common Stock		Attributable to Ascend Wellness Holdings, Inc. Common Stockholders
(in thousands)	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Deficit	Non- Controlling Interests	Total
December 31, 2025	202,217	$202	$470,907	$(518,549)	$(47,440)	$823	$(46,617)
Vesting of equity-based payment awards	816	1	(1)	—	—	—	—
Taxes withheld under equity-based compensation plans, net	(273)	—	(134)	—	(134)	—	(134)
Equity-based compensation expense	—	—	450	—	450	—	450
Exercise of stock options	65	—	27	—	27	—	27
Net loss	—	—	—	(29,493)	(29,493)	—	(29,493)
March 31, 2026	202,825	$203	$471,249	$(548,042)	$(76,590)	$823	$(75,767)

	Three Months Ended March 31, 2025
	Class A and Class B Common Stock		Attributable to Ascend Wellness Holdings, Inc. Common Stockholders
(in thousands)	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity	Non- Controlling Interests	Total
December 31, 2024	205,026	$205	$471,129	$(400,356)	$70,978	$823	$71,801
Vesting of equity-based payment awards	1,383	1	(1)	—	—	—	—
Equity-based compensation expense	—	—	628	—	628	—	628
Taxes withheld under equity-based compensation plans, net	(392)	—	(127)	—	(127)	—	(127)
Repurchase of common stock	(791)	(1)	(344)	—	(345)	—	(345)
Net loss	—	—	—	(19,258)	(19,258)	—	(19,258)
March 31, 2025	205,226	$205	$471,285	$(419,614)	$51,876	$823	$52,699
The accompanying notes are an integral part of the condensed consolidated financial statements.

ASCEND WELLNESS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2026	2025
Cash flows from operating activities
Net loss	$(29,493)	$(19,258)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	18,280	18,400
Amortization of operating lease assets	765	708
Non-cash interest expense	1,256	1,275
Equity-based compensation expense	450	628
Deferred income taxes	(2,387)	(3,061)
(Gain) loss on sale of assets	(137)	38
Other	744	1,921
Changes in operating assets and liabilities, net of effects of acquisitions
Accounts receivable	601	(178)
Inventory	(1,806)	589
Other current assets	(641)	(379)
Other non-current assets	10	95
Accounts payable and accrued liabilities	(23,145)	(7,956)
Other current liabilities	1,938	34
Lease liabilities	(635)	(1,008)
Income taxes payable	14,789	14,091
Net cash (used in) provided by operating activities	(19,411)	5,939
Cash flows from investing activities
Additions to capital assets	(5,180)	(6,423)
Collection of notes receivable	3,027	82
Proceeds from sale of assets	1,000	12
Payments for acquisition of businesses and related deposits, net of cash acquired	(3,200)	(1,018)
Purchase of intangible assets	(400)	(500)
Net cash used in investing activities	(4,753)	(7,847)
Cash flows from financing activities
Proceeds from issuance of debt	—	14,550
Repayments of debt	(47)	—
Debt issuance costs	—	(176)
Repayments under finance leases	(226)	(341)
Taxes withheld under equity-based compensation plans, net	(346)	—
Repurchase of common stock	—	(345)
Proceeds from the exercise of stock options	27	—
Net cash (used in) provided by financing activities	(592)	13,688
Net (decrease) increase in cash, cash equivalents, and restricted cash	(24,756)	11,780
Cash, cash equivalents, and restricted cash at beginning of period	85,676	88,254
Cash, cash equivalents, and restricted cash at end of period	$60,920	$100,034

The accompanying notes are an integral part of the condensed consolidated financial statements.

ASCEND WELLNESS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED, UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2026	2025
Supplemental Cash Flow Information
Interest paid	$19,323	$16,400
Income tax (refunds) payments, net	(110)	—

Non-cash investing and financing activities
Capital expenditures incurred but not yet paid	$3,408	$3,948
Taxes withheld under equity-based compensation plans, net	429	268
Non-cash consideration of intangible assets acquired	2,700	—
Financing costs incurred but not yet paid	—	62
The accompanying notes are an integral part of the condensed consolidated financial statements.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share data)

1. THE COMPANY AND NATURE OF OPERATIONS
Ascend Wellness Holdings, Inc., which operates through its subsidiaries (collectively referred to as “AWH,” “Ascend,” “we,” “us,” “our,” or the “Company”), is a vertically integrated multi-state operator in the United States cannabis industry. AWH owns, manages, and operates cannabis cultivation facilities and dispensaries in several states across the United States, including Illinois, Maryland, Massachusetts, Michigan, New Jersey, Ohio, and Pennsylvania. Our core business is the cultivation, manufacturing, and distribution of cannabis consumer packaged goods, which are sold through company-owned retail stores and to third-party licensed retail locations. Additionally, the Company has contractual relationships with certain third-party license holders, which we refer to as “retail partner locations.” AWH is headquartered in Rochelle Park, New Jersey.
Shares of the Company’s Class A common stock are listed on the Canadian Securities Exchange (the “CSE”) under the ticker symbol “AAWH.U” and are quoted on the OTCQX® Best Market (the “OTCQX”) under the symbol “AAWH.”
2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with (i) United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information, and (ii) the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of our management, our unaudited condensed consolidated financial statements and accompanying notes (the “Financial Statements”) include all normal recurring adjustments that are necessary for the fair statement of the interim periods presented. Interim results of operations are not necessarily indicative of results for the full year, or any other period. The Financial Statements should be read in conjunction with our audited consolidated financial statements (and notes thereto) in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report”), as filed with the United States Securities and Exchange Commission (“SEC”) and with the relevant Canadian securities regulatory authorities under its profile on the System for Electronic Document Analysis and Retrieval Plus (“SEDAR+”). Except as noted below, there have been no material changes to the Company’s significant accounting policies and estimates during the three months ended March 31, 2026.
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
We round amounts in the Financial Statements to thousands, except per share amounts or as otherwise stated. We calculate all percentages, per-unit, and per-share data from the underlying whole-dollar amounts. Thus, certain amounts may not foot, crossfoot, or recalculate based on reported numbers due to rounding. The Financial Statements are expressed in U.S. dollars, which is the Company’s functional currency. Unless otherwise indicated, all references to years are to our fiscal year, which ends on December 31.
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

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share data)

Liquidity
The Company has generated recurring losses that have resulted in an accumulated deficit as of March 31, 2026 and December 31, 2025. As of March 31, 2026, we had cash and cash equivalents of $60,920, which, combined with anticipated cash flows from operating activities, management believes is more than adequate to support operations for the next twelve months from the date of issuance of these Financial Statements. Management may continue to access capital markets for additional funding through debt and/or equity financings to supplement future cash needs, as may be required. However, management cannot provide any assurances that the Company will be successful in accomplishing its business plans. If the Company is unable to raise additional capital whenever necessary, it may be forced to decelerate or curtail certain of its operations until such time as additional capital becomes available.
Cash and Cash Equivalents and Restricted Cash
As of March 31, 2026 and December 31, 2025, we did not hold significant restricted cash or cash equivalents.
Fair Value of Financial Instruments
During the three months ended March 31, 2026 and 2025, we had no transfers of assets or liabilities between any of the hierarchy levels.
In addition to assets and liabilities that are measured at fair value on a recurring basis, we are also required to measure certain assets at fair value on a non-recurring basis that are subject to fair value adjustments, as may be applicable, in specific circumstances. These assets can include: goodwill; intangible assets; property and equipment; and lease-related right-of-use (“ROU”) assets. We estimate the fair value of these assets using primarily unobservable Level 3 inputs. No impairment indicators were noted on such assets during the three months ended March 31, 2026 and 2025.
Basic and Diluted Loss per Share
The Company computes earnings (loss) per share (“EPS”) using the two-class method required for multiple classes of common stock. The rights, including the liquidation and dividend rights, of the Class A common stock and Class B common stock are substantially identical, except for voting and conversion rights. As the liquidation and dividend rights are identical, undistributed earnings are allocated on a proportionate basis to each class of common stock and the resulting basic and diluted net loss per share attributable to common stockholders are, therefore, the same for both Class A and Class B common stock on both an individual and combined basis. As described in Note 12, “Stockholders’ Equity,” all outstanding shares of Class B common stock automatically converted into shares of Class A common stock on a one-for-one basis on May 4, 2026. As a result, commencing in the second quarter of 2026, the Company will have a single class of common stock outstanding.
Basic EPS is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects potential dilution and is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period increased by the number of additional common shares that would have been outstanding if all potential common shares had been issued and were dilutive. However, potentially dilutive securities are excluded from the computation of diluted EPS to the extent that their effect is anti-dilutive. Potential dilutive securities include incremental shares of common stock issuable upon the exercise of warrants, unvested restricted stock awards, unvested restricted stock units, and outstanding stock options, as applicable. At March 31, 2026 and 2025, 15,556 and 10,926 shares of common stock equivalents, respectively, were excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share data)

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
Financial Instruments – Credit Losses
In July 2025, the Financial Accounting Standards Board (“FASB”) issued ASU 2025-05, Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This update provides all entities with a practical expedient to assume that current conditions as of the balance sheet date do not change for the remaining life of the assets when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606. This guidance is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. We adopted this guidance prospectively on January 1, 2026, and the adoption did not have a material impact on the consolidated financial statements or related disclosures.
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
(in thousands, except per share data)

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
3. REPORTABLE SEGMENTS AND REVENUE
The Company operates under one operating segment, which is its only reportable segment: the production and sale of cannabis products. All of the Company’s operations are located in the United States. The Company’s chief operating decision maker (“CODM”), the Chief Executive Officer, manages the business and makes operating decisions at the consolidated level. Accordingly, our CODM uses consolidated operating profit and net income (loss) to measure segment profit or loss, allocate resources, and assess operating performance. Further, the CODM reviews and utilizes functional expenses, such as general and administrative expenses, at the consolidated level to manage the Company’s operations. Other segment items included in consolidated net loss that are reflected in the unaudited Condensed Consolidated Statements of Operations are: interest expense; other income, net; and income tax expense. Refer to Note 17, “Supplemental Information,” for additional information regarding our general and administrative expenses.
Disaggregation of Revenue
The Company disaggregates its revenue from the direct sale of cannabis to customers as retail revenue and wholesale revenue. We have determined that disaggregating revenue into these categories best depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

	Three Months Ended March 31,
(in thousands)	2026	2025
Retail revenue	$83,127	$84,352
Third-party wholesale revenue	33,806	43,645
Total revenue, net	$116,933	$127,997
The liability related to the loyalty program we offer dispensary customers at certain locations was $1,168 and $1,125 at March 31, 2026 and December 31, 2025, respectively, and is included within “Other current liabilities” on the unaudited Condensed Consolidated Balance Sheets. The total allowance for credit losses was $2,369 and $2,301 as of March 31, 2026 and December 31, 2025, respectively. Write-offs were not significant during the three months ended March 31, 2026 and 2025.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share data)

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
2025 Acquisitions
Midwest Partnership Dispensary Three
In January 2025, a consolidated VIE of the Company (Midwest Retail Partner One, as defined in Note 8, “Variable Interest Entities”) entered into a definitive agreement to acquire an entity that owns and operates an adult-use dispensary (“Midwest Partnership Dispensary Three”), which agreement was subject to regulatory approval. The parties also entered into a management services agreement (“MSA”) pursuant to which Midwest Retail Partner One will provide certain management and advisory services for a set fee. This MSA became effective in March 2025, following its regulatory approval. Based on the provisions of this MSA, Midwest Retail Partner One obtained operational and financial influence over Midwest Partnership Dispensary Three and therefore recognized the transaction as a business combination as of the March 2025 regulatory approval date of this MSA. Refer to Note 8, “Variable Interest Entities,” for additional information regarding the Company’s VIEs. This MSA remained in place until final closing of the underlying transaction that occurred in April 2026.
Total anticipated cash consideration for the Midwest Partnership Dispensary Three transaction was $1,667, of which $833 was paid upon the regulatory approval of the MSA and the remainder was due at final closing, subject to certain closing adjustments. During the three months ended March 31, 2026, the parties agreed to reduce consideration by $18, which was reflected as a final measurement period adjustment to accounts payable and accrued liabilities, and the final closing payment was paid at closing in April 2026. This agreement also provides for an earn-out payment, to be paid in cash, based on 3.2-times EBITDA (as defined in the underlying agreement) that is achieved during a specified twelve-month period, less the purchase price. The initial fair value estimate of $1,600 for this earn-out was determined utilizing an income approach based on a probability-weighted estimate of the future payment discounted using the Company’s estimated incremental borrowing rate and is classified within Level 3 of the fair value hierarchy. As of March 31, 2026 and December 31, 2025, the estimated fair value of this earn-out was $900 and $1,250, respectively, which is included within “Accounts payable and accrued liabilities” on the unaudited Condensed Consolidated Balance Sheets as of each date. The change in fair value of $350 is included within “General and administrative expenses” on the unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2026.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share data)

Midwest Partnership Dispensary Four
In January 2025, Midwest Retail Partner One entered into a definitive agreement to acquire an entity that owns and operates an adult-use dispensary (“Midwest Partnership Dispensary Four”), which agreement was subject to regulatory approval. The parties also entered into an MSA pursuant to which Midwest Retail Partner One will provide management and advisory services for a set fee. This MSA became effective in May 2025, following its regulatory approval. Based on the provisions of this MSA, the Midwest Retail Partner One obtained operational and financial influence over Midwest Partnership Dispensary Four and therefore recognized the transaction as a business combination as of the May 2025 regulatory approval date of this MSA. Refer to Note 8, “Variable Interest Entities,” for additional information regarding the Company’s VIEs. This MSA remained in place until final closing of the underlying transaction that occurred in April 2026.
Total cash consideration for the Midwest Partnership Dispensary Four transaction was $3,333, of which $1,667 was paid upon the regulatory approval of the MSA and the remainder was due at final closing, subject to certain closing adjustments. During the three months ended March 31, 2026, the parties agreed to reduce consideration by $174, which included a measurement period adjustment of $74 related to accounts payable and accrued liabilities and the remainder to goodwill, and the final closing payment was paid at closing in April 2026. This agreement also provides for an earn-out payment, to be paid in cash, based on 3.2-times EBITDA (as defined in the underlying agreement) that is achieved during a specified twelve-month period, less the purchase price. The initial fair value estimate of $1,900 for this earn-out was determined utilizing an income approach based on a probability-weighted estimate of the future payment discounted using the Company’s estimated incremental borrowing rate and is classified within Level 3 of the fair value hierarchy. As of March 31, 2026 and December 31, 2025, the estimated fair value of this earn-out was $1,400 and $1,540, respectively, and is included within “Accounts payable and accrued liabilities” on the unaudited Condensed Consolidated Balance Sheets as of each date. The change in fair value of $140 is included within “General and administrative expenses” on the unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2026.
Northeast Partnership Dispensary One
In May 2025, Northeast Retail Partner Three (as defined in Note 8, “Variable Interest Entities”) entered into a definitive agreement to acquire an adult-use dispensary (the “Northeast Partnership Dispensary One”). The parties also entered into a consulting agreement under which Northeast Retail Partner Three provided management and advisory services for a set fee while the transaction was pending final closing. The transaction was recognized as a business combination as of the June 2025 effective date of the consulting agreement. Total cash consideration for Northeast Partnership Dispensary One was $3,250, of which $813 was paid at signing and the remainder was paid at final closing, which occurred in December 2025. Closing adjustments were not material. Refer to Note 8, “Variable Interest Entities,” for additional information regarding the Company’s VIEs.
Northeast Partnership Dispensaries Two and Three
In September 2025, Northeast Retail Partner Three (as defined in Note 8, “Variable Interest Entities”) acquired an entity that owns and operates two adult-use dispensaries (“Northeast Partnership Dispensaries Two and Three”), which transaction was completed pursuant to a definitive agreement that was signed in February 2025 and was subject to certain closing conditions, including regulatory approval of the underlying transaction which was received prior to closing. The stated purchase price consisted of $7,850 of cash consideration, subject to certain working capital and other customary adjustments, and of which $250 was paid as a deposit at signing. Total cash consideration included the settlement of $4,779 related to an outstanding note with a principal balance of $4,100 and associated interest. As of the closing date, the Company paid $1,541, which included an initial working capital estimate of $1,040. In December 2025, the parties agreed to a revised working capital estimate that reduced this estimate by $2,609. The resulting net estimate of $289 is included within “Other current assets” on the unaudited Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025. The final working capital adjustment and any resulting payment is due on the one-year anniversary of closing.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share data)

This transaction also provides for an earn-out payment, payable in cash, in an amount equal to the lesser of $2,000 or three times the Annual EBITDA (as defined in the underlying agreement) during the one-year period following closing. The initial fair value estimate of $1,800 for this earn-out was determined utilizing an income approach based on a probability-weighted estimate of the future payment discounted using the Company’s estimated incremental borrowing rate and is classified within Level 3 of the fair value hierarchy. As of March 31, 2026 and December 31, 2025, the estimated fair value of this earn-out was $1,881 and $1,823, respectively, which is included within “Accounts payable and accrued liabilities” on the unaudited Condensed Consolidated Balance Sheets, and the change in fair value is included within “General and administrative expenses” on the unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2026. No material measurement period adjustments to the purchase price allocation were reflected during the three months ended March 31, 2026.
Financial and Pro Forma Information
The following table summarizes the revenue and net income (loss) that are included in our consolidated results of operations related to the business combinations that were recognized during 2025.

	Three Months Ended March 31, 2026
(in thousands)	Midwest Partnership Dispensary Three	Midwest Partnership Dispensary Four	Northeast Partnership Dispensary One	Northeast Partnership Dispensaries Two and Three
Revenue, net	$1,021	$1,592	$1,325	$2,217
Net income (loss)	398	353	78	(462)
Our consolidated results of operations for three months ended March 31, 2025 include $75 of net revenue and $12 of net loss related to Midwest Partnership Dispensary Three. Pro forma financial information is not presented for these acquisitions, as such results are immaterial, individually and in aggregate, to both the current and prior periods.
Other Activity
In addition to the activity described above, a total of $3,200 was remitted during the three months ended March 31, 2026 for deposits towards future potential transactions. These amounts are included within “Other current assets” on the unaudited Condensed Consolidated Balance Sheet as of March 31, 2026 and within “Payments for acquisition of businesses and related deposits, net of cash acquired” on the unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2026.
2024 Acquisition
Effective in April 2024, Midwest Retail Partner One acquired two dispensaries in the greater Chicago, Illinois area (the “2024 Midwest Partner Dispensaries”). The parties also entered into interim MSAs pursuant to which Midwest Retail Partner One will advise on certain business, operational, and financial matters for a monthly fee while the parties finalize asset purchase agreements to acquire the underlying dispensaries (the “2024 Midwest MSAs”). Based on the provisions of the 2024 Midwest MSAs, the third party obtained operational and financial influence over the dispensaries and therefore recognized the transaction as a business combination as of the April 2024 regulatory approval date of the 2024 Midwest MSAs. Refer to Note 8, “Variable Interest Entities,” for additional information regarding the Company’s VIEs.
The stated total purchase price was approximately $10,000 of cash consideration, subject to certain closing adjustments. An initial deposit of $1,500 was remitted during the first quarter of 2024 and the remainder of $8,500 was remitted to escrow during the second quarter of 2024. In November 2025, the parties agreed to reduce the purchase price by $1,250, which funds were received from escrow, and $5,750 was released to the sellers at that time. The balance of the revised purchase price remained in escrow as of March 31, 2026, to be released upon final closing, subject to certain closing adjustments. Final closing of the asset purchase agreements in respect of the 2024 Midwest Partner Dispensaries remains subject to regulatory approval.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share data)

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
2026 Asset Acquisition
Northeast Retail Partnership Dispensary Six
In April 2025, the Company entered into a definitive agreement pursuant to which the Company proposed to acquire an entity that anticipated obtaining an adult-use license (“Northeast Retail Partnership Dispensary Six”) and receive $1,000 of cash consideration in exchange for the Company’s Ohio cultivation license (the “Ohio Cultivation License”). This transaction was subject to certain closing conditions, including regulatory approvals, and closed in March 2026. Northeast Retail Partnership Dispensary Six was not operational at the time of closing and therefore the Company accounted for this transaction as an asset acquisition and allocated the cost of $2,700 to the license acquired, in addition to an acquisition-related deferred tax liability of $1,063. The cost of the transaction was measured by the fair value of the non-cash consideration received in the transaction, which was estimated based on a discounted cash flow model utilizing inputs primarily classified within Level 3 of the fair value hierarchy plus the fair value of the cash received. The Company recognized a gain on sale of $137, which is included within “General and administrative expenses” for the three months ended March 31, 2026. This gain represented the excess of fair value compared with the $3,529 book value of the Ohio Cultivation License, less the $1,000 cash received and a nominal value associated with inventory. The Ohio Cultivation License was de-recognized as of the transaction date; refer to Note 9, “Intangible Assets and Goodwill,” for additional information. The parties also settled $349 that the Company previously funded under a note receivable and reimbursed the seller for an additional $588 related to capital expenditures. The Company also assumed the lease for the dispensary location which had a lease liability and ROU asset of $1,066 as of the effective date and is classified as an operating lease; refer to Note 10, “Leases,” for additional information regarding the Company’s leases. Transaction costs were not material. This transaction was with a specific buyer and the Company determined the Ohio Cultivation License did not meet the criteria to be classified as held-for-sale as of December 31, 2025.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share data)

2025 Asset Acquisitions
In December 2024, Midwest Retail Partner One entered into a definitive agreement to acquire the membership interests of an entity that anticipates receiving two adult-use licenses, which agreement is subject to regulatory approval. In conjunction with this definitive agreement, the parties entered into certain MSAs under which Midwest Retail Partner One will provide certain management and advisory services for a set fee. Based on the provisions of the agreements, Midwest Retail Partner One obtained operational and financial influence over the underlying entity and therefore recognized the transaction as an asset acquisition as of the February 2025 regulatory approval date of these MSAs. Total cash consideration for this transaction may be up to $4,000, subject to certain closing adjustments, and was allocated to the licenses acquired as of the effective date, in addition to an acquisition-related deferred tax liability of $1,755. Of the total consideration, $1,000 was paid at signing in December 2024. A total of up to $1,500 is expected to be paid upon opening of the associated dispensary locations and a total of up to $1,500 is expected to be paid upon final closing of the associated transaction. The total of these payments is included as a sellers’ note as of March 31, 2026 and December 31, 2025; refer to Note 11, “Debt.” One of the dispensary locations opened in March 2026, and a payment of $750 was made in May 2026 in accordance with the agreement. Refer to Note 8, “Variable Interest Entities,” for additional information regarding the Company’s VIEs, including Midwest Retail Partner One.
In January 2025, Midwest Retail Partner One entered into a definitive agreement to acquire a conditional adult-use license, which agreement is subject to regulatory approval. In conjunction with this definitive agreement, the parties entered into certain MSAs under which Midwest Retail Partner One will provide certain management and advisory services for a set fee. The parties also entered into a working capital loan and security agreement, under which Midwest Retail Partner One may loan up to $3,650 for the build-out of the associated dispensary, which loan has a five year maturity, if not otherwise settled, bears interest at a rate of 12.5% per annum, and provides for a default interest penalty of an additional 6.0% and a repayment fee of 10.0%. Based on the provisions of the MSAs and working capital loan, Midwest Retail Partner One obtained operational and financial influence over the underlying assets as of the February 2025 regulatory approval date of the MSAs. As such, this transaction was accounted for as an asset acquisition as of that date and the total consideration was allocated as the cost of the license acquired. In October 2025, the parties amended the definitive agreement to, among other provisions, reduce the $1,900 of total cash consideration by $150 and advance $450 at that time. The remaining payment is to be paid at final closing and subject to certain closing adjustment and is included as a sellers’ note as of March 31, 2026 and December 31, 2025. Direct transaction costs were not material. The associated dispensary opened in May 2025 and the Company anticipates that closing of the transaction may occur in the second half of 2026. Refer to Note 8, “Variable Interest Entities,” for additional information regarding the Company’s VIEs, including the Midwest Retail Partner One.
In August 2025, the Company acquired a conditional adult-use license for $2,000 of cash consideration. This transaction (“Northeast Retail Partnership Dispensary Five”) was accounted for as an asset acquisition as of the effective date and the total cash consideration was allocated as the cost of the license acquired, in addition to an acquisition-related deferred tax liability of $878. Of the total cash consideration, $1,000 was paid to the seller as of the effective date and the remainder was remitted to escrow and was released to the sellers in April 2026. Regulatory approval of the underlying license transfer remains pending. The Company also assumed the lease for the associated dispensary location; refer to Note 10, “Leases,” for additional information regarding the Company’s leases. Direct transaction costs were not material.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share data)

Previous Asset Acquisitions
Ohio Patient Access
As previously disclosed, on August 12, 2022, the Company entered into a definitive agreement (the “Ohio Agreement”) that provided the Company the option to acquire 100% of the equity of Ohio Patient Access LLC (“OPA”), the holder of a license that grants it the right to operate three medical dispensaries in Ohio. Under the Ohio Agreement, the Company would also acquire the real property of the three dispensary locations. The Ohio Agreement was subject to regulatory review and approval and, once received, the Company could exercise the option, the exercise of which was solely within the Company’s control. In June 2024, the Ohio Agreement was amended to, among other provisions, extend the option exercise period to March 22, 2026 and to also incorporate certain provisions regarding evolving regulations in Ohio, including that the Company will receive two additional adult-use licenses that are expected to be awarded to OPA.
In July 2025, the Company entered into certain amendments related to the Ohio Agreement that, among other provisions, permitted the Company to acquire the real property of the dispensary locations in advance of the license ownership transfer and advanced to the sellers $2,000 of the remaining $11,000 of cash consideration that was due at final closing (the “OPA Sellers’ Note”). Effective on August 5, 2025, the Company acquired the entity that holds the real property. In September 2025, the Company notified the sellers that it was exercising the option to acquire OPA. The related transaction closed in October 2025 and $7,000 of the OPA Sellers’ Note was paid at that time. The remaining $2,000 of total transaction consideration will be remitted upon the final transfer of each of the two additional licenses, which is expected to occur after each of the related dispensary locations open, and is included as a sellers’ note as of March 31, 2026 and December 31, 2025; refer to Note 11, “Debt.”
In conjunction with the Ohio Agreement, the parties entered into a support services agreement under which the Company would provide management and advisory services to OPA for a set monthly fee until such time as the underlying transaction closes and the parties also entered into a working capital loan agreement under which the Company may, at its full discretion, loan OPA funds for general working capital needs. The Company determined OPA was a VIE and the Company became the primary beneficiary as of the signing date; therefore, OPA was consolidated as a VIE as of the initial signing date through the October 2025 closing date; refer to Note 8, “Variable Interest Entities,” for additional information regarding the Company’s VIEs.
5. INVENTORY
The components of inventory are as follows:

(in thousands)	March 31, 2026	December 31, 2025
Materials and supplies	$12,665	$10,921
Work in process	38,965	34,530
Finished goods	35,519	39,256
Total	$87,149	$84,707
Total compensation expense capitalized to inventory was $18,891 and $17,492 during the three months ended March 31, 2026 and 2025, respectively. At March 31, 2026 and December 31, 2025, $16,595 and $15,706, respectively, of compensation expense remained capitalized as part of inventory. The Company recognized, as a component of cost of goods sold, total write-downs related to net realizable value adjustments, expired products, and obsolete packaging totaling $644 and $1,774 during the three months ended March 31, 2026 and 2025, respectively. These amounts are included within “Other” on the unaudited Condensed Consolidated Statements of Cash Flows.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share data)

6. NOTES RECEIVABLE
Other Activity
In conjunction with a definitive agreement that the Company entered into in April 2025, as further described in Note 4, “Acquisitions,” the parties entered into a working capital loan agreement to provide a maximum of approximately $900 of funding for the respective build out of the associated dispensary. Borrowings under the working capital loan bore interest at a rate of 7% per annum, and borrowings and accrued interest were to be repaid following the termination of the related definitive agreement or settled as part of the associated transaction. The working capital loan provided for customary events of default and is secured by certain underlying assets. The Company provided the counter-party with $349 of funding under the working capital loan, which was outstanding as of December 31, 2025 and was included in “Notes receivable” on the unaudited Condensed Consolidated Balance Sheet. This amount was settled as part of the closing of an associated transaction; refer to Note 4, “Acquisitions.”
In March 2024, in conjunction with the settlement of a previously outstanding note receivable, the Company entered into a supply agreement that provides for the Company to receive $6,000 of inventory products, based on market prices, over the course of three years, with a maximum of $500 per quarter. The Company recorded this receivable net of an initial discount of $984 that is being accreted to interest income over the agreement term. A total of $250 and $254 of inventory was supplied under this agreement during the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026 and December 31, 2025, $975 and $1,000, respectively, of the remaining receivable is included within “Other current assets” on the unaudited Condensed Consolidated Balance Sheets as of each date and $197 is included within “Other non-current assets” as of December 31, 2025. These amounts are net of reserves established in 2024 for collection risk, of which $1,000 is included in “Other current assets” and $1,083 is included within “Other non-current assets.”
Additionally, a total of $3,672 was outstanding at December 31, 2025 related to a promissory note issued to the owner of a property that the Company is renting, of which $184 and $3,488 is included in “Other current assets” and “Other non-current assets,” respectively, on the unaudited Condensed Consolidated Balance Sheet as of that date. In February 2026, the parties agreed to terminate this note and the Company received a payment of $3,000 in satisfaction of the obligations thereunder, and recognized a loss on settlement of $657, which is included within “General and administrative expenses” on the unaudited Condensed Consolidated Statements of Operations and “Other” on the unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2026.
No impairment losses on notes receivable were recognized during the three months ended March 31, 2026 or 2025, other than as described above or in Note 15, “Commitments and Contingencies.”

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share data)

7. PROPERTY AND EQUIPMENT
Property and equipment consists of the following:

(in thousands)	March 31, 2026	December 31, 2025
Leasehold improvements	$222,811	$219,389
Buildings	213,788	213,781
Furniture, fixtures, and equipment	95,234	92,168
Construction in progress	9,873	9,634
Land	5,782	5,782
Property and equipment, gross	547,488	540,754
Less: accumulated depreciation	170,887	158,352
Property and equipment, net	$376,601	$382,402
Total depreciation expense was $12,535 and $9,860 during the three months ended March 31, 2026 and 2025, respectively. Total depreciation expense capitalized to inventory was $8,387 and $7,019 during the three months ended March 31, 2026 and 2025, respectively. At March 31, 2026 and December 31, 2025, $3,132 and $1,966, respectively, of depreciation expense remained capitalized as part of inventory. Disposals and write-offs of accumulated depreciation during the three months ended March 31, 2026 were not material. During the three months ended March 31, 2026, the Company wrote off a total of $244 of certain construction in progress projects, which is included within “General and administrative expenses” on the unaudited Condensed Consolidated Statements of Operations and within “Other” on the unaudited Condensed Consolidated Statements of Cash Flows.
The table above includes the following amounts related to finance leases:

(in thousands)	March 31, 2026	December 31, 2025
Buildings	$128,859	$128,859
Vehicles(1)	2,991	2,801
Equipment(1)(2)	2,321	2,321
	134,171	133,981
Less: accumulated amortization(3)	7,815	5,249
Total(4)	$126,356	$128,732
(1)Included within “Furniture, fixtures, and equipment.”
(2)Equipment leased pursuant to a master lease agreement that was entered into in June 2022, which provided for up to $15,000 in aggregate, pursuant to individual lease agreements.
(3)Included within “Accumulated depreciation.” Disposals and write-offs of accumulated amortization during the three months ended March 31, 2026 were not material.
(4)Refer to Note 10, “Leases,” for additional information regarding our lease arrangements.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share data)

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
January 2024 Loan Agreement
In January 2024, the Company entered into a loan agreement pursuant to which the Company may provide financing (the “January 2024 Loan Agreement”), up to $3,000, as amended, at its sole discretion, to a third party (“Northeast Retail Partner One”). Borrowings under the January 2024 Loan Agreement bear interest at a rate of 20.0% per annum and are secured by substantially all of the assets and equity interests of the third party. The January 2024 Loan Agreement provides for customary events of default, contains certain covenants and other restrictions, has a ten-year term, as amended, and prepayment is permitted with prior written notice. The January 2024 Loan Agreement also contains certain provisions and restrictive covenants that provide the Company with operational and financial influence over Northeast Retail Partner One and also provides the Company with financial distributions based on the underlying associated results of operations. The Company has a direct equity ownership interest of 35% of the equity interests of the borrower and, based on the terms of the January 2024 Loan Agreement and other agreements, determined that it has a variable interest in Northeast Retail Partner One and that it is the primary beneficiary, and, therefore, Northeast Retail Partner One met the criteria for consolidation as of such date. The underlying entity received a conditional license approval for one dispensary that was determined to have a fair value of $1,050, which approximated the fair value of the non-controlling interest held by the third-party member as of the effective date. The dispensary subsequently opened in December 2025 (“Northeast Partnership Dispensary Four”). Since the entity is consolidated as a VIE, the intercompany activity related to the January 2024 Loan Agreement is eliminated in consolidation. The net loss attributable to the non-controlling interest was not significant during the three months ended March 31, 2026 and 2025.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share data)

February 2024 Loan Agreement
In February 2024, the Company entered into a loan agreement pursuant to which the Company may provide financing (the “February 2024 Loan Agreement”), as amended, at its sole discretion, to a third party (“Midwest Retail Partner One”). The parties also entered into a support services agreement under which the Company will provide management and advisory services for a set monthly fee. Borrowings under the February 2024 Loan Agreement bear interest at a rate of 20% per annum and are secured by substantially all of the assets of the borrower. The February 2024 Loan Agreement provides for customary events of default, contains certain covenants and other restrictions, and provides for a default penalty of an additional 5% interest. The February 2024 Loan Agreement matures ten years from issuance, but may be extended if not otherwise converted prior to maturity, with borrowings and interest not due until such time. The February 2024 Loan Agreement provides the Company with the option to convert the outstanding balance into equity interests of the borrower, up to 100%, as may be permissible by applicable regulations at such time.
The February 2024 Loan Agreement contains certain provisions and restrictive covenants that provide the Company with operational and financial influence over Midwest Retail Partner One. The Company determined that the terms and provisions of the February 2024 Loan Agreement and support services agreement create a variable interest in Midwest Retail Partner One and that it is the primary beneficiary, and, therefore, met the criteria for consolidation as of such date. Since the entity is consolidated as a VIE, the intercompany activity related to the February 2024 Loan Agreement and the related support services agreement is eliminated in consolidation. Midwest Retail Partner One held no assets at the time the agreements were entered into and the non-controlling interest was determined to have a de minimis fair value as of that date. The net loss attributable to the non-controlling interest was not significant during the three months ended March 31, 2026 and 2025.
Recent Transactions
Refer to Note 4, “Acquisitions,” for information regarding certain transactions related to Midwest Retail Partner One that are consolidated as of March 31, 2026.
Detroit License Holder
In September 2024, the Company acquired 49% of the member interests of an entity (the “Detroit License Holder”) that received conditional approval for an adult-use license in Detroit, Michigan (the “Detroit License”). The Detroit License was subsequently transferred to the Company’s dispensary in Detroit, Michigan, which re-opened in February 2025. Based on the provisions of the various associated agreements, the Company determined that the Detroit License Holder is a VIE and the Company became the primary beneficiary as of the closing date; therefore, the Detroit License Holder is consolidated as a VIE. The underlying transaction agreement provided for an earn-out of up to $2,250 of additional consideration based upon the achievement of certain levels of sales during a specified twelve-month period following the commencement of adult-use sales at the dispensary, which sales commenced in February 2025. The estimated fair value of the contingent consideration was $340 as of December 31, 2025 and was included within “Other non-current liabilities” on the unaudited Condensed Consolidated Balance Sheet as of that date. This amount was reversed during the three months ended March 31, 2026 upon determination that the earn-out criteria would not be met, and is included within “General and administrative expenses” on the unaudited Condensed Consolidated Statements of Operations and within “Other” on the unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2026.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share data)

Northeast Retail Partner Two Loan Agreement
In February 2025, the Company and a third party (“Northeast Retail Partner Two”) entered into a loan agreement pursuant to which the Company may provide, at its sole discretion, financing to Northeast Retail Partner Two, as amended (the “Northeast Retail Partner Two Loan Agreement”). Borrowings under the Northeast Retail Partner Two Loan Agreement bear interest at a rate of 20% per annum and are secured by substantially all of the then-current and future assets and equity interests of the borrower. The Northeast Retail Partner Two Loan Agreement provides for customary events of default and contains certain covenants and other restrictions, and has a ten-year term. The Northeast Retail Partner Two Loan Agreement also contains certain provisions and restrictive covenants that provide the Company with operational and financial influence over Northeast Retail Partner Two and also provides the Company with financial distributions based on the underlying associated results of operations. The Company has a direct equity ownership interest of 35% of the equity interests in the borrower and, based on the terms of the Northeast Retail Partner Two Loan Agreement and other agreements, determined that it has a variable interest in Northeast Retail Partner Two and that it is the primary beneficiary, and therefore, met the criteria for consolidation as of such date. Since the entity is consolidated as a VIE, the intercompany activity related to the Northeast Retail Partner Two Loan Agreement is eliminated in consolidation.
In February 2025, the Company and Northeast Retail Partner Two entered into a definitive agreement to acquire an entity that received licensing approvals for the operation of an adult-use dispensary for a total of $650 of cash consideration. The opening of this dispensary is subject to regulatory approval, which is expected to be received in the second half of 2026, subject to the discretion of the applicable regulatory authorities. The total cash consideration was allocated to the cost of the license, in addition to an acquisition-related deferred tax liability of $285. Of the total consideration, $250 was paid at signing and the remaining $400 was paid upon the one-year anniversary of the agreement date in February 2026, which was included as a sellers’ note as of December 31, 2025; refer to Note 11, “Debt.” The non-controlling interest was determined to have a de minimis fair value and the net loss attributable to the non-controlling interest was not significant during the three months ended March 31, 2026 and 2025.
Northeast Retail Partner Three Loan Agreement
At its sole discretion, the Company may provide funding to a third party (“Northeast Retail Partner Three”) pursuant to a loan agreement (the “Northeast Retail Partner Three Loan Agreement”). The Northeast Retail Partner Three Loan Agreement provides the Company with the option to convert the outstanding balance into equity interests of the borrower, up to 100%, as may be permissible by applicable regulations at such time. Borrowings under the Northeast Retail Partner Three Loan Agreement bear interest at a rate of 20% per annum and are secured by substantially all of the then-current or future assets of the borrower, as applicable. The Northeast Retail Partner Three Loan Agreement matures ten years from issuance, but may be extended if not otherwise converted prior to maturity, with borrowings and interest not due until such time. This third party held no assets at the time the agreements were entered into and the non-controlling interest was determined to have a de minimis fair value as of that date. Since the entity is consolidated as a VIE, the intercompany activity related to the Northeast Retail Partner Three Loan Agreement is eliminated in consolidation. The net loss attributable to the non-controlling interest was not significant during the three months ended March 31, 2026 and 2025. Refer to Note 4, “Acquisitions,” for information regarding certain transactions related to Northeast Retail Partner Three that are consolidated as of March 31, 2026.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share data)

Northeast Retail Partner Four Loan Agreement
In March 2025, the Company and a third party (“Northeast Retail Partner Four”) entered into a loan agreement pursuant to which the Company may provide, at its sole discretion, financing to Northeast Retail Partner Four, as amended (the “Northeast Retail Partner Four Loan Agreement”). Borrowings under the Northeast Retail Partner Four Loan Agreement bear interest at a rate of 20% per annum and are secured by substantially all of the then-current and future assets and equity interests of the borrower. The Northeast Retail Partner Four Loan Agreement provides for customary events of default, contains certain covenants and other restrictions, and has a ten-year term. The Northeast Retail Partner Four Loan Agreement also contains provisions and restrictive covenants that provide the Company with operational and financial influence over Northeast Retail Partner Four and the underlying operating agreement provides the Company with financial distributions based on the associated results of operations. The Company has a direct equity ownership interest of 35% of the equity interests in the borrower and, based on the terms and provisions of the Northeast Retail Partner Four Loan Agreement and associated agreements, determined that it has a variable interest in Northeast Retail Partner Four and that it is the primary beneficiary, and, therefore, met the criteria for consolidation as of such date. The non-controlling interest was determined to have a de minimis fair value. Since the entity is consolidated as a VIE, the intercompany activity related to the Northeast Retail Partner Four Loan Agreement is eliminated in consolidation.
In March 2025, the Company and Northeast Retail Partner Four entered into a definitive agreement to acquire an entity that received licensing approvals for the operation of an adult-use dispensary, subject to regulatory approval, for a total of $1,500 of cash consideration, of which $1,383 was allocated to the cost of the license and $117 was allocated to the security deposit for the associated lease which the Company assumed; refer to Note 10, “Leases,” for additional information regarding the Company’s lease arrangements. Additionally, the Company recorded an acquisition-related deferred tax liability of $607, which was allocated to the license as additional cost basis as of the effective date. Of the total consideration, $250 was paid as a deposit during the fourth quarter of 2024 and $250 was paid at signing. The remaining $1,000 was included as a sellers’ note as of March 31, 2026 and December 31, 2025 (refer to Note 11, “Debt”) and was subsequently paid in April 2026 in conjunction with the opening of the dispensary. The net loss attributable to the non-controlling interest was not significant during the three months ended March 31, 2026 and 2025.
Northeast Retail Partner Five Loan Agreement
In March 2026, the Company and a third party (“Northeast Retail Partner Five”) entered into a loan agreement pursuant to which the Company may provide, at its sole discretion, financing to Northeast Retail Partner Five (the “Northeast Retail Partner Five Loan Agreement”). Borrowings under the Northeast Retail Partner Five Loan Agreement bear interest at a rate of 20% per annum and are secured by substantially all of the then-current and future assets and equity interests of the borrower. The Northeast Retail Partner Five Loan Agreement provides for customary events of default, contains certain covenants and other restrictions, and has a ten-year term. The Northeast Retail Partner Five Loan Agreement also contains provisions and restrictive covenants that provide the Company with operational and financial influence over Northeast Retail Partner Five and the underlying operating agreement provides the Company with financial distributions based on the associated results of operations. The Company has a direct equity ownership interest of 35% of the equity interests in the borrower and, based on the terms and provisions of the Northeast Retail Partner Five Loan Agreement and associated agreements, determined that it has a variable interest in Northeast Retail Partner Five and that it is the primary beneficiary, and, therefore, met the criteria for consolidation as of such date. The non-controlling interest was determined to have a de minimis fair value. Since the entity is consolidated as a VIE, the intercompany activity related to the Northeast Retail Partner Five Loan Agreement is eliminated in consolidation. Together with Northeast Retail Partner Five, the Company anticipates opening Northeast Retail Partnership Dispensary Five, which is associated with a conditional adult-use license that was acquired but is not yet operational; refer to Note 4, “Acquisitions.” The net loss attributable to the non-controlling interest was not significant during the three months ended March 31, 2026.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share data)

Northeast Retail Partner Six Loan Agreement
In March 2026, the Company and a third party (“Northeast Retail Partner Six”) entered into a loan agreement pursuant to which the Company may provide to Northeast Retail Partner Six financing (the “Northeast Retail Partner Six Loan Agreement”), at its sole discretion. Borrowings under the Northeast Retail Partner Six Loan Agreement bear interest at a rate of 20% per annum and are secured by substantially all of the then-current and future assets and equity interests of the borrower. The Northeast Retail Partner Six Loan Agreement provides for customary events of default, contains certain covenants and other restrictions, and has a ten-year term. The Northeast Retail Partner Six Loan Agreement also contains provisions and restrictive covenants that provide the Company with operational and financial influence over Northeast Retail Partner Six and the underlying operating agreement provides the Company with financial distributions based on the associated results of operations. The Company has a direct equity ownership interest of 35% of the equity interests in the borrower and, based on the terms and provisions of the Northeast Retail Partner Six Loan Agreement and associated agreements, determined that it has a variable interest in Northeast Retail Partner Six and that it is the primary beneficiary, and, therefore, met the criteria for consolidation as of such date. The non-controlling interest was determined to have a de minimis fair value. Since the entity is consolidated as a VIE, the intercompany activity related to the Northeast Retail Partner Six Loan Agreement is eliminated in consolidation. Together with Northeast Retail Partner Six, the Company anticipates opening Northeast Retail Partnership Dispensary Five, which is associated with a conditional adult-use license that was acquired but is not yet operational; refer to Note 4, “Acquisitions.” The net loss attributable to the non-controlling interest was not significant during the three months ended March 31, 2026.
Financial Information
The following tables present the summarized financial information about the Company’s consolidated VIEs which are included in the unaudited Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025 and in the unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2026 and 2025, as applicable. Beginning in the fourth quarter of 2025, a previously consolidated VIE became wholly-owned following the closing of the underlying transaction and is therefore excluded from the balance sheet information as of March 31, 2026 and December 31, 2025, with the related results for 2025 included through such date. The information below excludes intercompany balances and activity that eliminate in consolidation and includes the related acquisition details disclosed in Note 4, “Acquisitions.”

(in thousands)	March 31, 2026	December 31, 2025
Current assets	$24,439	$16,014
Other non-current assets	79,147	67,711
Current liabilities	22,568	19,523
Non-current liabilities	27,588	22,137
Deficit attributable to AWH	(6,265)	(5,213)

	Three Months Ended March 31,
(in thousands)	2026	2025
Revenue, net	$12,126	$10,845
Net loss	(1,052)	(245)

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share data)

9. INTANGIBLE ASSETS AND GOODWILL

(in thousands)	March 31, 2026	December 31, 2025
Intangible Assets
Licenses and permits	$279,580	$282,745
In-place leases	7,100	7,100
Trade names	380	380
	287,060	290,225
Accumulated amortization:
Licenses and permits	(90,081)	(86,673)
In-place leases	(7,100)	(7,100)
Trade names	(380)	(380)
	(97,561)	(94,153)

Total intangible assets, net	$189,499	$196,072
Amortization expense related to intangible assets was $6,807 and $6,614 during the three months ended March 31, 2026 and 2025, respectively. Total amortization expense capitalized to inventory was $755 during each of the three months ended March 31, 2026 and 2025. At March 31, 2026 and December 31, 2025, $295 and $399, respectively, of amortization expense remained capitalized as part of inventory. During the three months ended March 31, 2026, the Company de-recognized an intangible asset with net book value of $3,529, net of accumulated amortization of $3,399; refer to Note 4, “Acquisitions,” for additional details regarding this transaction.
Goodwill

(in thousands)
Balance, December 31, 2025	$58,453
Adjustments to purchase price allocation(1)	(100)
Balance, March 31, 2026	$58,353
(1)Refer to Note 4, “Acquisitions,” for additional information.
No impairment indicators were noted during the three months ended March 31, 2026 or 2025 and, as such, we did not record any impairment charges during either period.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share data)

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
The components of lease assets and lease liabilities and their classification on the unaudited Condensed Consolidated Balance Sheets were as follows:

(in thousands)	Classification	March 31, 2026	December 31, 2025
Lease assets
Operating leases	Operating lease right-of-use assets	$47,364	$47,063
Finance leases	Property and equipment, net	126,356	128,732
Total lease assets		$173,720	$175,795

Lease liabilities
Current liabilities
Operating leases	Operating lease liabilities, current	$3,008	$2,771
Finance leases	Finance lease and other lease financing liabilities, current	2,951	2,924
Non-current liabilities
Operating leases	Operating lease liabilities, non-current	60,740	60,546
Finance leases	Finance lease and other lease financing liabilities, non-current	243,750	243,813
Total lease liabilities		$310,449	$310,054

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share data)

The components of lease costs and classification within the unaudited Condensed Consolidated Statements of Operations were as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Operating lease costs
Capitalized to inventory	$2,949	$9,291
General and administrative expenses	222	1,070
Total operating lease costs	$3,171	$10,361

Finance lease costs
Amortization of leased assets(1)	$2,566	$404
Interest on lease liabilities	8,727	100
Total finance lease costs	$11,293	$504
(1)Included as a component of depreciation expense within “General and administrative expenses” on the accompanying unaudited Condensed Consolidated Statements of Operations.
At March 31, 2026 and December 31, 2025, $2,148 and $5,297, respectively, of lease costs remained capitalized in inventory.
The following table presents information on short-term and variable lease costs:

	Three Months Ended March 31,
(in thousands)	2026	2025
Total short-term and variable lease costs	$943	$1,069
Sublease income generated during the three months ended March 31, 2026 and 2025 was immaterial.
The following table includes supplemental cash and non-cash information related to our leases:

	Three Months Ended March 31,
(in thousands)	2026	2025
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$3,053	$10,736
Operating cash flows for finance leases	8,727	100
Financing cash flows for finance leases	226	341
ROU assets obtained in exchange for new lease obligations
Operating leases	$1,066	$1,479
Finance leases	190	2,215

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share data)

The following table summarizes the weighted-average remaining lease term and discount rate:

	March 31, 2026	December 31, 2025
Weighted-average remaining term (years)
Operating leases	10.4	10.6
Finance leases	16.7	16.9
Weighted-average discount rate
Operating leases	16.3%	16.3%
Finance leases	14.6%	14.6%
The amounts of future undiscounted cash flows related to the lease payments over the lease terms and the reconciliation to the present value of the lease liabilities as recorded on our unaudited Condensed Consolidated Balance Sheet as of March 31, 2026 are as follows:

(in thousands)	Operating Lease Liabilities	Finance Lease Liabilities
Remainder of 2026	$9,446	$27,007
2027	12,848	36,216
2028	13,125	36,847
2029	13,069	37,786
2030	12,461	38,754
Thereafter	78,784	548,939
Total lease payments	139,733	725,549
Less: imputed interest	75,985	478,848
Present value of lease liabilities	$63,748	$246,701
Sale Leaseback Transactions
The following table presents cash payments due under transactions that did not qualify for sale-leaseback treatment. The cash payments are allocated between interest and liability reduction, as applicable. The “sold” assets remain within land, buildings, and leasehold improvements, as appropriate, for the duration of the lease. A lease financing liability equal to the amount of proceeds received is recorded within “Finance lease and other lease financing liabilities, non-current” on the unaudited Condensed Consolidated Balance Sheets, and totaled $18,100 as of each of March 31, 2026 and December 31, 2025.

(in thousands)	Remainder of 2026	2027	2028	2029	2030	Thereafter	Total
Cash payments due under financing liabilities	$1,952	$2,665	$2,741	$2,497	$1,596	$6,512	$17,963

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share data)

11. DEBT

(in thousands)	March 31, 2026	December 31, 2025
2024 Term Notes(1)	$300,000	$300,000
Sellers’ notes(2)	9,608	10,200
Mortgage Note(3)	9,273	9,320
Total debt	$318,881	$319,520

Current portion of debt	9,799	10,387
Less: unamortized deferred financing costs	19	19
Current portion of debt, net	$9,780	$10,368

Long-term debt	309,082	309,133
Less: unamortized deferred financing costs	16,773	18,029
Long-term debt, net	$292,309	$291,104
(1)On July 16, 2024, the Company issued $235,000 in aggregate principal of senior secured notes due July 16, 2029 (the “July 2024 Term Notes”) through a private placement (the “2024 Notes Offering”). The July 2024 Term Notes were issued pursuant to an indenture agreement (the “July 2024 Loan Agreement”). The July 2024 Term Notes were issued at 94.75% of face value and do not require scheduled principal amortization payments. The total of the original issue discount and other capitalized direct financing fees was approximately $21,200 and will be amortized over the associated term using the straight-line method, which approximates the interest method. The Company utilized the proceeds from the 2024 Notes Offering, along with cash on hand, to prepay $215,000 of borrowings outstanding under a credit agreement and term loans the Company entered into in August 2021 and fully repaid in 2025 (the “2021 Credit Facility”). The July 2024 Term Notes were funded by a combination of new and existing lenders. Borrowings from these existing lenders were accounted for as a modification of existing debt. The Company incurred approximately $3,600 of other expenses associated with this transaction that were not capitalizable.
In January 2025, the Company borrowed an additional $15,000 through the issuance of additional term notes (the “January 2025 Term Notes”). The January 2025 Term Notes were issued at 97% of face value and are subject to the same terms and provisions of the July 2024 Loan Agreement, including the interest rate and maturity date thereunder, as further described below. The January 2025 Term Notes were funded by existing lenders and met the criteria for modification accounting treatment. The total of the original issue discount and other capitalized direct financing fees was approximately $700 and will be amortized over the associated term using the straight-line method, which approximates the interest method. The Company incurred $400 of other expenses associated with this transaction that were not capitalizable and were included within “General and administrative expenses” on the unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2025. The Company utilized the net proceeds from the January 2025 Term Notes primarily for general corporate purposes, including to fund growth initiatives.
In May 2025, the Company borrowed an additional $50,000 through the issuance of additional term loans (the “May 2025 Term Notes,” and, together with the July 2024 Term Notes and January 2025 Term Notes, the “2024 Term Notes”). The May 2025 Term Notes were issued at 97.5% of face value and are subject to the same terms and provisions of the July 2024 Loan Agreement, including the interest rate and maturity date thereunder, as further described below. The May 2025 Term Notes were funded by existing lenders and met the criteria for modification accounting treatment. The total of the original issue discount and other capitalized direct financing fees was approximately $1,600 and will be amortized over the associated term using the straight-line method, which approximates the interest method. The Company incurred approximately $700 of other expenses associated with this transaction that were not capitalizable and were included within “General and administrative expenses” on the unaudited Condensed Consolidated Statements of Operations for that period. The Company utilized the net proceeds from the May 2025 Term Notes, along with cash on hand, to prepay the remaining $60,000 of borrowings outstanding under the 2021 Credit Facility, as further described below.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share data)

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
Pursuant to the July 2024 Loan Agreement, the Company has agreed to comply with certain customary covenants, including, but not limited to, restrictions on the Company’s ability to: declare or pay dividends or make certain other payments; purchase, redeem, or otherwise purchase or retire for value any equity interests or any subordinated indebtedness or otherwise make any restricted investment or restricted payment; incur certain indebtedness; create certain liens; consolidate, amalgamate, merge, or transfer all or substantially all of the assets of the Company and certain restricted subsidiaries taken as a whole; enter into certain transactions with affiliates; and engage in certain types of businesses. Additionally, the July 2024 Loan Agreement provides for customary events of default which, if certain of them occur, would permit certain parties, including holders of not less than 25% in aggregate principal of the then-outstanding 2024 Term Notes to declare the principal of, and interest or premium, if any, and any other monetary obligations on, all the then-outstanding 2024 Term Notes to be due and payable immediately. In January 2025, the July 2024 Loan Agreement was amended to modify certain terms and provisions, which amended terms and provisions were not due to actual or anticipated covenant violations. The July 2024 Loan Agreement, as amended, requires the Company, on a consolidated basis, to maintain liquidity, consisting of cash and/or cash equivalents plus any future revolving credit availability, as of the last day of each fiscal month in an aggregate amount of at least $20,000, with which the Company was in compliance as of March 31, 2026. The Company is required to comply with certain other financial covenants in contemplation of certain transactions or events, such as acquisitions and other financing activities, if and as applicable, as defined within and provided for under the July 2024 Loan Agreement, as amended.
(2)Sellers’ notes consist of amounts owed for acquisitions or other purchases and are included within Current portion of debt, net as of March 31, 2026 and December 31, 2025; refer to Note 4, “Acquisitions,” and Note 8, “Variable Interest Entities.” for additional information regarding the underlying transactions. As of March 31, 2026 and December 31, 2025, sellers’ notes included the OPA Sellers’ Note which had a balance of $2,000, and is included in “Current portion of debt, net” as of each date. Additionally, as of March 31, 2026 and December 31, 2025, sellers’ notes includes a total of $6,608 and $6,800, respectively, related to acquisitions associated with Midwest Retail Partner One, and includes $1,000 related to other acquisitions as of each date. The balance as of December 31, 2025 also includes $400 that was paid in February 2026.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share data)

(3)On September 29, 2025, certain of the Company’s subsidiaries (the “Borrowing Subsidiaries”) entered into a loan agreement and related promissory note with an aggregate principal amount of $9,345 (the “Mortgage Note”), which was borrowed in full. The Company anticipates utilizing the net proceeds for general corporate purposes, including to fund growth initiatives. The Mortgage Note matures on September 29, 2030 and borrowings thereunder bear interest at a rate of 8.5% per annum. Monthly payments of principal and interest commenced on November 1, 2025. Principal will be repaid based on an amortization period of twenty years and any unpaid principal and accrued interest will be due and payable upon maturity. As of March 31, 2026 and December 31, 2025, $191 and $187, respectively, of principal is included within “Current portion of debt, net” and $9,082 and $9,133, respectively, is included within “Long-term debt, net” on the unaudited Condensed Consolidated Balance Sheets. The Company incurred $102 of direct financing fees associated with the Mortgage Note, which will be amortized over the respective term. The obligations under the Mortgage Note are secured by mortgages on three properties that the Company owns in Ohio, as well as assignment of any leases and rent amounts related to these properties that the Company may enter into. The Mortgage Note contains customary representations and events of default. The Borrowing Subsidiaries have agreed to comply with certain customary covenants, including, but not limited to, restrictions on their ability to: incur additional indebtedness; create certain liens; make material changes to the nature of the business conducted; and sell, lease, transfer, or otherwise dispose of all or a substantial part of their assets. The Mortgage Note also requires the Borrowing Subsidiaries to maintain a debt service coverage ratio (as defined in the Mortgage Note) of not less than 1.30 to 1.00 measured annually based on the entire calendar year and commencing on December 31, 2026.
Debt Maturities
As of March 31, 2026, the following cash payments are required under our debt arrangements:

(in thousands)	Remainder of 2026	2027	2028	2029	2030	Total
Sellers’ notes(1)	$9,608	$—	$—	$—	$—	$9,608
Mortgage Note(2)	139	203	219	241	8,471	9,273
Term note maturities	—	—	—	300,000	—	300,000
(1)Certain cash payments include an interest accretion component. The timing of certain payments may vary based on regulatory approval of the underlying transactions.
(2)Principal payments due under the Mortgage Note.
Interest Expense
Interest expense during the three months ended March 31, 2026 and 2025 consisted of the following:

	Three Months Ended March 31,
(in thousands)	2026	2025
Cash interest	$9,629	$9,192
Interest on finance leases	8,727	100
Accretion	1,256	1,275
Interest on financing liabilities(1)	641	623
Total	$20,253	$11,190
(1)Interest on financing liabilities related to failed sale leaseback transactions. See Note 10, “Leases,” for additional details.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share data)

12. STOCKHOLDERS’ EQUITY
The Company has authorized 750,000 shares of Class A common stock with a par value of $0.001 per share and 10,000 shares of preferred stock with a par value of $0.001 per share. As of March 31, 2026, the Company also had authorized 100 shares of Class B common stock with a par value of $0.001 per share, of which 65 shares were issued and outstanding. Holders of each share of Class A common stock are entitled to one vote per share and holders of Class B common stock are entitled to 1,000 votes per share. Holders of Class A common stock and Class B common stock will vote together as a single class on all matters (including the election of directors) submitted to a vote of stockholders, unless otherwise required by law or our certificate of incorporation. Each share of Class B common stock is convertible at any time into one share of Class A common stock at the option of the holder.
On May 4, 2026, in accordance with the automatic conversion provisions of the Company’s certificate of incorporation, each share of Class B common stock then outstanding automatically converted into one share of Class A common stock on a one-for-one basis. Accordingly, all 65 shares of Class B common stock that were issued and outstanding were converted and retired effective May 4, 2026. Effective May 5, 2026, following such automatic conversion and the filing of a Certificate of Retirement with the Secretary of State of the State of Delaware, the total number of authorized shares of the Company's common stock decreased from 750,100 to 750,035 and the number of authorized shares of Class B common stock decreased from 100 to 35. As disclosed in the Company's prospectus for its initial public offering and in subsequent periodic reports, no further shares of Class B common stock will be issued.
The following table summarizes the total shares of Class A common stock and Class B common stock outstanding as of March 31, 2026 and December 31, 2025:

(in thousands)	March 31, 2026	December 31, 2025
Shares of Class A common stock	202,760	202,152
Shares of Class B common stock	65	65
Total	202,825	202,217
In December 2024, the Company’s board of directors (the “Board”) authorized a share buyback program (the “Buyback Program”) which permitted the Company to repurchase up to the lesser of: (i) 10,216 shares of the Company’s Class A common stock; and (ii) $2,250 worth of shares of Class A common stock, in the open market pursuant to a normal course issuer bid, subject to applicable legal, regulatory, and contractual requirements. The Buyback Program expired on January 1, 2026. Through December 31, 2025, a total of 4,801 shares were purchased under the Buyback Program for an aggregate cost, inclusive of fees, of $2,311, thereby utilizing the total permitted under the Buyback Program for the cost basis of the purchases, and no share purchases remain available under the Buyback Program. The shares purchased through the Buyback Program were retired.
Warrants
The following table summarizes the warrants activity during the three months ended March 31, 2026:

	Number of Warrants (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Exercise Period (years)	Aggregate Intrinsic Value (in thousands)(1)
Outstanding, December 31, 2025	1,839	$3.10	0.5	$—
Outstanding, March 31, 2026(2)	1,839	$3.10	0.2	$—
(1)Based on the amount by which the closing market price of our Class A common stock exceeds the exercise price on each date indicated.
(2)The warrants outstanding as of March 31, 2026 are equity-classified instruments, are subject to customary anti-dilution adjustments, and are stand-alone instruments. The fair value per warrant was calculated at issuance using a Black-Scholes model, resulting in a value of $0.84 per warrant. Significant assumptions used in the calculations included a volatility of 70.0% and a risk-free rate of 3.0%. No warrants were exercised during the three months ended March 31, 2026.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share data)

13. EQUITY-BASED COMPENSATION EXPENSE
Equity Incentive Plans
In July 2021, the Company adopted a stock incentive plan (the “2021 Plan”), pursuant to which 17,000 shares of Class A common stock are reserved for issuance thereunder, subject to certain adjustments and other terms. Following the adoption of the 2021 Plan, no additional awards are expected to be issued under the Company’s previous stock incentive plan, pursuant to which there are no remaining unvested awards. The 2021 Plan authorized the issuance of stock options, stock appreciation rights (“SAR Awards”), restricted stock awards (“RSAs”), restricted stock units (“RSUs”), and other stock-based awards (collectively the “2021 Plan Awards”). Any 2021 Plan Awards that expire or are forfeited may be re-issued. The estimated fair value of the 2021 Plan Awards at issuance is recognized as compensation expense over the related vesting, exercise, or service periods, as applicable.
On March 9, 2023, the Company’s board of directors unanimously approved, subject to stockholder approval, an amendment to the 2021 Plan (the “Amendment” and together with the 2021 Plan, the “Amended 2021 Plan”) to increase the maximum number of shares of Class A common stock available for issuance under the Amended 2021 Plan to an amount not to exceed 10% of the total number of issued and outstanding shares of Class A common stock, on a non-diluted basis, as constituted on the grant date of an award pursuant to the Amended 2021 Plan. On May 5, 2023, the stockholders of the Company voted to approve the Amendment, and on April 29, 2026, the stockholders of the Company voted to reapprove the Amended 2021 Plan in accordance with the policies of the CSE. As of March 31, 2026, there were 6,559 shares of Class A common stock available for grant for future equity-based compensation awards under the Amended 2021 Plan. Activity related to awards issued under the Amended 2021 Plan is further described below. As of March 31, 2026, no SAR Awards and no RSAs had been granted under the Amended 2021 Plan.
Stock Options
The following table summarizes stock option activity during the three months ended March 31, 2026:

	Options Outstanding
(in thousands, except per share amounts)	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value(1)
Outstanding, December 31, 2025	12,447	$0.71	1.6	$3,470
Granted	200	1.25
Exercised	(65)	0.35		$18
Forfeited	(283)	0.38
Expired	(43)	2.17
Outstanding, March 31, 2026	12,256	$0.72	1.4	$1,160
Exercisable at March 31, 2026	6,237	$1.05	1.5	$419
(1)Based on the amount by which the closing market price of our Class A common stock exceeds the exercise price on each date indicated.
Total unrecognized stock-based compensation expense related to unvested options was $654 as of March 31, 2026, which is expected to be recognized over a weighted-average remaining period of 1.0 years.
We determine the fair value of stock options on the grant date using a Black-Scholes option pricing model. The weighted-average fair value of stock options granted during the three months ended March 31, 2026 was $0.24 per share and was calculated on the date of grant using weighted-average assumptions that included a risk-free interest rate of 3.6%, an expected term of 3.75 years, no dividend yield, and an expected volatility of 70.0%.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share data)

Restricted Stock Units
The following table summarizes the RSU activity during the three months ended March 31, 2026:

	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value per Share
Unvested, December 31, 2025	2,420	$1.09
Vested(1)	(816)	1.16
Forfeited	(143)	1.16
Unvested, March 31, 2026	1,461	$1.04
(1)Includes 273 vested shares that were withheld to cover tax obligations and were subsequently cancelled.
As of March 31, 2026, total unrecognized compensation cost related to the RSUs was $1,393, which is expected to be recognized over a weighted-average remaining period of 1.8 years.
Performance Based Awards
In August 2024, the Company’s Board approved an award of 3,000 RSUs pursuant to an employment agreement that were not granted as of March 31, 2026 or as of the date of filing of this Quarterly Report on Form 10-Q, and no shares have been issued in respect thereof. These awards, once granted, will be subject to certain vesting conditions, including the achievement of certain stock price targets and continued service to the Company.
Compensation Expense by Type of Award
The following table details the equity-based compensation expense by type of award for the periods presented:

	Three Months Ended March 31,
(in thousands)	2026	2025
RSUs	$255	$599
Stock Options	195	29
Total equity-based compensation expense	$450	$628
During the three months ended March 31, 2026 and 2025, the Company recognized $121 and $378, respectively, of expense within “General and administrative expenses” and $326 and $1,138, respectively, within “Cost of goods sold” and of the total equity-based compensation expense, $329 and $250 was capitalized to inventory, respectively. As of March 31, 2026 and December 31, 2025, $1,454 and $1,451, respectively, remained capitalized in inventory.
Employee Stock Purchase Plan
In July 2021, the Company also adopted an employee stock purchase plan (the “2021 ESPP”), pursuant to which 4,000 shares of Class A common stock are reserved for issuance thereunder, subject to certain adjustments and other terms. No shares have been issued under the 2021 ESPP as of March 31, 2026.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share data)

14. INCOME TAXES

	Three Months Ended March 31,
($ in thousands)	2026	2025
Loss before income taxes	$(17,586)	$(8,227)
Income tax expense	11,907	11,031
Effective tax rate	(67.7)%	(134.1)%

Gross profit	$44,882	$39,561
Effective tax rate on gross profit	26.5%	27.9%
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
As of March 31, 2026 and December 31, 2025, the Company has net deferred tax liabilities of $20,191 and $21,515, respectively, which are reflected net of a valuation allowance of $2,898 and $1,803, respectively. The Company’s valuation allowance is primarily attributable to various states’ net operating loss and credit carryforwards related to limitations on business interest expense carryover amounts. In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some portion, or all, of its deferred tax assets will not be realized and reflects a valuation allowance to the extent that the full benefit may not be realized in the applicable jurisdictions based on estimates of future taxable income.
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

Three Months Ended March 31, 2026
Balance, December 31, 2025	$203,884
Additions for tax positions related to the current year	10,468
Additions for tax positions related to prior years	4,321
Balance, March 31, 2026	$218,673

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share data)

A total of $44,392 of interest and penalties is accrued for the uncertain tax positions as of March 31, 2026, and includes $5,092 related to the current year and $39,300 for prior years, and a total of $39,300 of interest and penalties was accrued as of December 31, 2025, which included $19,132 for the year then ended and $20,168 for prior years.
The Company has been selected for examination of its amended tax returns filed with these unrecognized tax benefits. The total amount of unrecognized tax benefits, and the related impact to the Company’s effective tax rate, may change within the next twelve months for additional uncertain tax positions taken on a go-forward basis, or, if favorably resolved, would decrease the Company’s effective tax rate. The Company anticipates that approximately $15,000 of its unrecognized tax benefits, with regard to specific matters, may be favorably resolved within the near-term.
In July 2025, the U.S. government enacted a reconciliation bill, commonly referred to as the One Big Beautiful Bill Act (the “Act”), with certain provisions of the Act effective in 2025 and other provisions becoming effective in 2026 and beyond. Among the various provisions contained in the Act, modifications to Section 163(j) interest expense limitations are expected to favorably impact the Company’s state tax calculations. We reflected a discrete tax event during the three months ended March 31, 2026 which resulted in a $215 reduction to our uncertain tax position. Additionally, our deferred tax liabilities increased by $283 resulting from state decoupling considerations. The net impact to the effective tax rate was not material. The Company continues to evaluate the impact of the various provisions of the Act, but does not expect the other provisions will have a material impact on its effective tax rate.
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
In April 2025, the Company entered into a definitive agreement pursuant to which the Company proposes to acquire an entity in Ohio that owns and operates a dispensary in Ohio and receive $1,000 of cash consideration in exchange for an entity that holds a conditional dispensary license that the Company expects to receive. This transaction is subject to certain closing conditions, including regulatory approvals. The parties also entered into a working capital loan agreement to provide a maximum of approximately $900 of funding for build-out expenditures incurred by the Company. Borrowings under the working capital loan bear interest at a rate of 7% per annum, and borrowings and accrued interest are to be repaid following the termination of the related definitive agreement or settled as part of the associated transaction. The working capital loan provides for customary events of default and is secured by certain underlying assets. This transaction is with a specific buyer and the Company determined the underlying assets do not meet the criteria to be classified as held-for-sale as of March 31, 2026.
Through the acquisition of Story of PA CR, LLC (“Story of PA”) in April 2022, the Company is party to a research collaboration agreement with the Geisinger Commonwealth School of Medicine (“Geisinger”), a Pennsylvania Department of Health-Certified Medical Marijuana Academic Clinical Research Center, pursuant to which the Company will help fund clinical research to benefit the patients of Pennsylvania. A total of up to $10,000 of additional funding may be provided pursuant to the research collaboration agreement and is expected to be funded over the course of the ten years following the transaction date based on a percentage of annual revenues associated with the underlying operations. A payment of $819 was remitted in April 2025. As of March 31, 2026 and December 31, 2025, $3,540 and $2,945, respectively, of the remaining payment total, were included within “Accounts payable and accrued liabilities” on the unaudited Condensed Consolidated Balance Sheets and $5,641 and $6,236, respectively, were included within “Other non-current liabilities.”

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share data)

Legal and Other Matters
The Company’s operations are subject to a variety of local and state regulations. Failure to comply with one or more of those regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company ceasing operations. While management believes that the Company is in compliance with applicable local and state regulations as of March 31, 2026 in all material respects, cannabis regulations continue to evolve and are subject to differing interpretations, and accordingly, the Company may be subject to regulatory fines, penalties, or restrictions in the future.
State laws that permit and regulate the production, distribution, and use of cannabis for adult-use or medical purposes are in direct conflict with the Controlled Substances Act (21 U.S.C. § 801) (the “CSA”), which makes cannabis use and possession federally illegal. Although certain states and territories of the United States authorize medical and/or adult-use cannabis production and distribution by licensed or registered entities, under United States federal law, the possession, use, cultivation, and transfer of cannabis and any related drug paraphernalia is illegal and any such acts are criminal acts under federal law under the CSA. Although the Company’s activities are believed to be compliant with applicable state and local laws, strict compliance with state and local laws with respect to cannabis may neither absolve the Company of liability under United States federal law, nor may it provide a defense to any federal proceeding which may be brought against the Company.
The Company may be, from time to time, subject to various administrative, regulatory, and other legal proceedings arising in the ordinary course of business. Contingent liabilities associated with legal proceedings are recorded when a liability is probable and the contingent liability can be estimated. We do not accrue for contingent losses that, in our judgment, are considered to be reasonably possible but not probable. At March 31, 2026 there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on our consolidated results of operations, other than as disclosed below.
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

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share data)

On February 11, 2026, the Company entered into a settlement agreement with GTI (the “Settlement Agreement”) pursuant to which the parties agreed to resolve the arbitration and satisfy the Award in exchange for a negotiated payment amount of $17,000, which is included within “Accounts payable and accrued liabilities” on the unaudited Condensed Consolidated Balance Sheet as of December 31, 2025. The Company paid the agreed settlement amount on February 12, 2026, and the arbitration award has been fully satisfied. The Settlement Agreement resolves all claims asserted in the arbitration proceeding and does not affect the Company’s other commercial relationships with GTI. The Company does not expect the Settlement Agreement to result in a material disruption to its ongoing operations.
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
16. RELATED PARTY TRANSACTIONS
There were no significant related party transactions during the three months ended March 31, 2026, other than as disclosed in Note 12, “Stockholders’ Equity.”
17. SUPPLEMENTAL INFORMATION
The following table presents supplemental information regarding our other current assets:

(in thousands)	March 31, 2026	December 31, 2025
Prepaid expenses	$8,011	$7,262
Deposits and other receivables	4,532	1,455
Construction deposits	137	132
Other	1,793	2,344
Total	$14,473	$11,193
The following table presents supplemental information regarding our accounts payable and accrued liabilities:

(in thousands)	March 31, 2026	December 31, 2025
Accounts payable	$25,880	$20,912
Accrued payroll and related expenses	9,324	10,968
Accrued interest	7,953	17,647
Acquisition-related liabilities	4,181	4,613
Fixed asset purchases	3,408	2,148
Litigation settlement	—	17,000
Other	11,882	11,505
Total	$62,628	$84,793

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share data)

The following table presents supplemental information regarding our general and administrative expenses:

	Three Months Ended March 31,
(in thousands)	2026	2025
Compensation	$17,597	$15,749
Depreciation and amortization	10,200	8,700
Rent and utilities	7,346	5,280
Professional services	3,940	3,915
Insurance	1,447	1,167
Marketing	1,222	605
(Gain) loss on sale of assets	(137)	38
Other	721	1,621
Total	$42,336	$37,075
18. SUBSEQUENT EVENTS
Management has evaluated subsequent events to determine if events or transactions occurring through the filing date of this Quarterly Report on Form 10-Q require adjustment to or disclosure in the Company’s Financial Statements. There were no events that require adjustment to or disclosure in the Financial Statements, except as disclosed below and elsewhere herein.
Acquisition-Related Activity
The Company entered into a loan agreement through which the Company may, at its sole discretion, provide financing to Northeast Retail Partner Seven and will also provide certain business, operational, and financial advisory services to Northeast Retail Partner Seven pursuant to a support services agreement. Accordingly, the Company has determined that Northeast Retail Partner Seven has met the criteria to be consolidated as a VIE. In April 2026, Northeast Retail Partner Seven entered into a definitive agreement pursuant to which it anticipates acquiring licenses associated with two dispensaries in the Northeast. Total cash consideration for this transaction is $3,600, of which $800 was remitted in May 2026, with the remainder due at final closing and subject to customary closing adjustments, as applicable. The third party also anticipates assuming the leases for the dispensary locations. In conjunction with this definitive agreement, the parties also entered into a consulting services agreement pursuant to which the third party will advise on certain business, operational, and financial matters for a monthly fee while the transaction is pending. The Company is in the process of evaluating the accounting for the April 2026 transaction described herein and expects this transaction will be consolidated as a business combination as of the effective date.
Regulatory-Related Updates
On April 23, 2026, the U.S. Department of Justice (the “DOJ”) issued an order placing cannabis products subject to qualifying state medical cannabis licenses and other cannabis products that are FDA-approved into Schedule III under the Controlled Substances Act (21 U.S.C. § 801) (the “CSA”) (the “April 2026 Order”). In addition, the Drug Enforcement Administration (“DEA”) has announced new hearings scheduled to begin on June 29, 2026, which will address the proposed broader rescheduling of marijuana from Schedule I to Schedule III, including for adult-use cannabis. The Company is currently assessing the impact of the April 2026 Order to its medical use business, including its federal and state tax positions, compliance obligations, licensing, access to financial services, and capital markets activities. Due to limited implementation guidance, regulatory interpretation, and the uncertain outcome of additional DEA proceedings, the Company cannot reasonably estimate the financial impact of the April 2026 Order as of the date these Financial Statements were issued. The Company is evaluating the impact of the April 2026 Order on its existing uncertain tax positions recorded under IRC Section 280E (see Note 14, “Income Taxes”), but, given the uncertainties described above, has not adjusted such positions as of the date these Financial Statements were issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following management discussion and analysis, which we refer to as the “MD&A,” of the financial condition and results of operations of Ascend Wellness Holdings, Inc. (the “Company,” “AWH,” or “Ascend”) is for the three months ended March 31, 2026 and 2025. It is supplemental to, and should be read in conjunction with, the unaudited condensed consolidated financial statements, and the accompanying notes thereto, (the “Financial Statements”) appearing elsewhere in this Quarterly Report on Form 10-Q (the “Quarterly Report” or “Form 10-Q”) and our Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report”), which has been filed with the United States Securities and Exchange Commission (“SEC”) and with the relevant Canadian securities regulatory authorities under its profile on the System for Electronic Document Analysis and Retrieval Plus (“SEDAR+”). The Financial Statements and Annual Report were prepared in accordance with accounting principles generally accepted in the United States of America, which we refer to as “U.S. GAAP.”
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
Financial information and share figures, except per-share amounts, presented in this MD&A are presented in thousands of United States dollars (“$”), unless otherwise indicated. We round amounts in this MD&A to the thousands and calculate all percentages and per-share data from the underlying whole-dollar amounts. Thus, certain amounts may not foot, crossfoot, or recalculate based on reported numbers due to rounding. Unless otherwise indicated, all references to years are to our fiscal year, which ends on December 31.
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
Since our formation, we have expanded our operational footprint, primarily through acquisitions, and, as of March 31, 2026, had direct or indirect operations or financial interests in seven United States geographic markets: Illinois, Maryland, Massachusetts, Michigan, New Jersey, Ohio, and Pennsylvania. While we have been successful in opening cultivation facilities and dispensaries under our current licenses, we expect continued growth to be driven by opening dispensaries under our current licenses and through partnership opportunities, expansion of our current cultivation facilities, and increased consumer demand. As of March 31, 2026, we employed approximately 2,300 people, excluding employees of retail partner locations.
Our consumer products portfolio is generated primarily from plant material that we grow and process ourselves. As of March 31, 2026, we produce our consumer packaged goods in six manufacturing facilities with approximately 260,000 square feet of total canopy. We sold approximately 56,000 pounds of wholesale product, on a gross basis, during each of the three months ended March 31, 2026 and 2025. Our product portfolio consists of a range of cannabis product categories including flower, pre-rolls, concentrates, vapes, edibles, and other cannabis-related products. As of March 31, 2026, we have 48 open and operating retail locations, which includes 10 retail partner locations. We have expansion plans to achieve a target of 60 total retail locations, including retail partner locations. Our new store opening plans are flexible and will ultimately depend on market conditions, local licensing, construction, and other regulatory permissions. Our expansion plans are subject to capital allocation decisions, the evolving regulatory environment, and the general economic environment.
Recent Developments
Business Developments
The Company continues to focus on optimizing its operations, including evaluating expansion opportunities across the markets in which it operates. In addition to recent acquisition-related activity, as further described below, dispensaries that are associated with two previously consolidated transactions opened during the quarter, and an additional dispensary opened subsequently in April. The Company has also debuted a revamped product offering of its Ozone-branded products that are aimed to provide an elevated customer experience and complement Ascend’s other product offerings in the market.
Recent and Pending Transactions
Refer to Note 4, “Acquisitions,” in the Financial Statements for additional information regarding the Company’s acquisition-related activity, including previous transactions that remain pending.
Pursuant to various contractual agreements, the Company is providing funding and operational support to third-parties that meet the criteria to be consolidated as variable interest entities (each, a “VIE”). Refer to Note 8, “Variable Interest Entities,” in the Financial Statements for additional information regarding the Company’s VIEs, including the Midwest Retail Partner One, and certain other transactions.

2026 Asset Acquisition
In April 2025, the Company entered into a definitive agreement pursuant to which the Company proposed to acquire an entity that anticipated obtaining an adult-use license (“Northeast Retail Partnership Dispensary Six”) and receive $1,000 of cash consideration in exchange for the Company’s Ohio cultivation license (the “Ohio Cultivation License”). This transaction was subject to certain closing conditions, including regulatory approvals, and closed in March 2026. Northeast Retail Partnership Dispensary Six was not operational at the time of closing and therefore the Company accounted for this transaction as an asset acquisition and, as further described in Note 4, “Acquisitions,” in the Financial Statements, allocated the cost of $2,700 to the license acquired, in addition to an acquisition-related deferred tax liability of $1,063. The Company recognized a gain on sale of $137, which represented the excess of fair value compared with the $3,529 book value of the Ohio Cultivation License that was de-recognized as of the transaction date. The parties also settled $349 that the Company previously funded under a note receivable and reimbursed the seller for an additional $588 related to capital expenditures. The Company also assumed the lease for the dispensary location which had a lease liability and ROU asset of $1,066 as of the effective date and is classified as an operating lease. Refer to Note 4, “Acquisitions,” in the Financial Statements for additional information related to this transaction and refer to Note 10, “Leases,” for additional information regarding the Company’s leases.
Operational and Regulation Overview
We believe our operations are in material compliance with all applicable state and local laws, regulations, and licensing requirements in the states in which we operate. However, cannabis is illegal under United States federal law. Substantially all of our revenue is derived from United States cannabis operations. For information about risks related to United States cannabis operations, refer to Item 1A., “Risk Factors,” of the Annual Report and Item 1A. of Part II of this Quarterly Report.
On April 23, 2026, the U.S. Department of Justice (the “DOJ”) issued an order placing cannabis products subject to qualifying state medical cannabis licenses and other cannabis products that are FDA-approved into Schedule III under the Controlled Substances Act (21 U.S.C. § 801 et seq.) (the “CSA”) (the “April 2026 Order”). In addition, the Drug Enforcement Administration (“DEA”) has announced new hearings scheduled to begin on June 29, 2026, which will address the proposed broader rescheduling of marijuana from Schedule I to Schedule III, including adult-use cannabis. The Company is evaluating the impact of the April 2026 Order on its medical cannabis operations, including its federal and state tax positions, compliance obligations, licensing, access to financial services, and capital markets activities. Due to limited implementation guidance, regulatory interpretation, and the uncertain outcome of additional DEA proceedings, the Company cannot reasonably estimate the financial impact of the April 2026 Order as of the date of filing of this Quarterly Report.
The April 2026 Order may have a material effect on our future results of operations, cash flows, and liquidity, particularly if it reduces or eliminates the application of Internal Revenue Code (“IRC”) Section 280E to some or all of our state-licensed cannabis operations. Any such impact will depend on, among other things, whether the April 2026 Order withstands any legal challenges to its validity, the scope of our qualifying medical cannabis activities, our ability to substantiate deductions attributable to those activities, future guidance that may be issued by various regulatory bodies, including but not limited to the Internal Revenue Service (“IRS”), DOJ, DEA, and various state regulators, and the outcome of pending DEA proceedings regarding the broader rescheduling of marijuana, including adult-use cannabis. The Company will continue to evaluate, as more guidance becomes available, whether to file amended tax returns and potential changes to our systems, controls, and cost allocation methodologies that may be required. At this time, we cannot be certain of the amount of benefit to our income taxes that may be realized, whether the April 2026 Order will improve our access to capital or banking services, or if additional federal regulatory changes will occur.

Key Financial Highlights
•Revenue decreased by $11,064, or 9%, during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, primarily driven by declines across our legacy business resulting from increased competition and pricing pressure in most of our markets, slightly offset by incremental revenue from acquisitions and consolidated partnership activity.
•Operating profit was $2,546 during the three months ended March 31, 2026, as compared to $2,486 during the three months ended March 31, 2025, primarily attributable to improved margins, offset by higher general and administrative expenses to support our expanded operations.
•Net decrease in cash and cash equivalents of $24,756 during the three months ended March 31, 2026, primarily resulting from net cash used in operating activities, including an interest payment of $19,125 on our term notes and a $17,000 payment associated with a litigation matter (refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Legal Matters–Green Thumb Industries Arbitration Matter” for additional information), partially offset by funding provided by improvements in working capital management.

RESULTS OF OPERATIONS
Three Months Ended March 31, 2026 Compared with the Three Months Ended March 31, 2025

	Three Months Ended March 31,
($ in thousands)	2026	2025	Increase / (Decrease)
Revenue, net	$116,933	$127,997	$(11,064)	(9)%
Cost of goods sold	(72,051)	(88,436)	(16,385)	(19)%
Gross profit	44,882	39,561	5,321	13%
Gross profit %	38.4%	30.9%
Operating expenses
General and administrative expenses	42,336	37,075	5,261	14%
Operating profit	2,546	2,486	60	2%

Other (expense) income
Interest expense	(20,253)	(11,190)	9,063	81%
Other income, net	121	477	(356)	(75)%
Total other expense, net	(20,132)	(10,713)	9,419	88%
Loss before income taxes	(17,586)	(8,227)	9,359	114%
Income tax expense	(11,907)	(11,031)	876	8%
Net loss	$(29,493)	$(19,258)	$10,235	53%
Revenue
Revenue decreased by $11,064 during, or 9%, the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. Revenue across legacy dispensary locations declined by $10,210, primarily driven by softness in Illinois, New Jersey, and Pennsylvania that was partially offset by a benefit from adult-use sales in Ohio. Additionally, the decrease was partially offset by a contribution of $8,985 of incremental revenue from partner stores and new stores that were added during 2025 and 2026. Net revenue from our wholesale operations declined by $9,839 largely resulting from an increased focus on selling products through Company-owned and retail partner locations, as well as ongoing price compression across certain markets, particularly in Illinois, New Jersey, and Massachusetts. We sold approximately 56,000 pounds of wholesale product, on a gross basis, during each of the three months ended March 31, 2026 and 2025.

Cost of Goods Sold and Gross Profit
Cost of goods sold, which represents direct and indirect expenses attributable to the production of wholesale products as well as direct expenses incurred in purchasing products from other wholesalers, decreased by $16,385 during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. Gross profit for the three months ended March 31, 2026 was $44,882, representing a gross margin of 38.4%, compared to gross profit of $39,561 and gross margin of 30.9% for the three months ended March 31, 2025. Gross margin for the current quarter benefited from a higher volume of Company-produced products sold through our retail stores and retail partner locations, as well as an increased focus on higher-margin products. These benefits were partially offset by an impact from increased competition and pricing pressure across most of our markets. The current period includes a $2,314 benefit from a rebalancing of overhead expenses at certain cultivation locations from cost of goods sold to general and administrative expenses based on overhead allocations relative to production output at those locations and $1,130 of lower write-downs of certain inventory items related to net realizable value adjustments, expired products, and obsolete packaging.
General and Administrative Expenses
General and administrative expenses increased by $5,261, or 14%, during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The increase was primarily driven by:
•a $2,066 increase in overhead expenses, including $2,314 of expenses associated with a rebalancing of certain overhead expenses from cost of goods sold, as well as costs associated with the expansion of operations, partially offset by ongoing cost control initiatives;
•$1,848 of higher compensation expenses in support of the expansion of consolidated operations;
•$1,500 of higher depreciation and amortization associated with a larger average balance of fixed assets in service, including finance leases, and the incremental amortization of licenses from prior year acquisitions; and
•a $657 loss on settlement of a loan receivable.
These increases were partially offset by a benefit of $432 of acquisition-related earn-out fair value adjustments and a $340 reversal of expense associated with an acquisition earn-out that was not achieved.
Interest Expense
Interest expense increased by $9,063, or 81%, during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The current year was impacted primarily by higher interest associated with finance leases; refer to Note 10, “Leases,” in the Financial Statements for additional information. During the three months ended March 31, 2026, the Company had a weighted-average outstanding debt balance, excluding finance leases, of $319,335 with a weighted-average interest rate of 12.3%, compared to a weighted-average debt balance of $346,089 during the three months ended March 31, 2025 with a weighted-average interest rate of 11.5%.

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
The IRS has taken the position that cannabis companies are subject to the limitations of IRC Section 280E, under which such companies are only allowed to deduct expenses directly related to the sales of product. This results in permanent differences between ordinary and necessary business expenses deemed non-allowable under IRC Section 280E and those allowed for financial statement reporting purposes (“book-to-tax” differences). Cannabis companies operating in states that align their tax codes with IRC Section 280E are also unable to deduct ordinary and necessary business expenses for state tax purposes. Ordinary and necessary business expenses deemed non-deductible under IRC Section 280E are treated as permanent book-to-tax differences. Therefore, the effective tax rate on income realized by cannabis companies can be highly variable and may not necessarily correlate with pre-tax income or loss.
As of March 31, 2026, the Company recorded an uncertain tax liability totaling $218,673 for uncertain tax positions related to the treatment of certain transactions and deductions under IRC Section 280E based on legal interpretations that challenge the Company’s tax liability under IRC Section 280E. The Company is evaluating the impact of the April 2026 Order on its existing uncertain tax positions recorded under IRC Section 280E (see Note 14, “Income Taxes,” in the Financial Statements), but, given the uncertainties described above, has not adjusted such positions as of the date this Quarterly Report was issued. The Company has been selected for examination of its amended tax returns filed with these unrecognized tax benefits but does not currently anticipate its unrecognized tax benefits to be resolved in the next twelve months and anticipates that the total amount of unrecognized tax benefits may change within the next twelve months for additional uncertain tax positions taken on a go-forward basis. If favorably resolved, the unrecognized tax benefits would decrease the Company’s effective tax rate.
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
The Company’s income tax expense was $11,907, or 26.5%, of gross profit, during the three months ended March 31, 2026, as compared to an income tax expense of $11,031, or 27.9%, of gross profit, during the three months ended March 31, 2025. The effective tax rate on gross profit for the three months ended March 31, 2026 reflects a net benefit from the tax treatment of a settlement payment and certain acquired intangible assets, partially offset by a $1,095 increase in the Company’s valuation allowance for certain deferred tax assets. Refer to Note 14, “Income Taxes,” in the Financial Statements for additional information regarding the Company’s income taxes.

NON-GAAP FINANCIAL MEASURES
We define “Adjusted Gross Profit” as gross profit excluding non-cash inventory costs, which include depreciation and amortization included in cost of goods sold, equity-based compensation included in cost of goods sold, and other non-cash inventory adjustments. We define “Adjusted Gross Margin” as Adjusted Gross Profit as a percentage of net revenue. Our “Adjusted EBITDA” is a non-GAAP measure used by management that is not defined by U.S. GAAP and may not be comparable to similar measures presented by other companies. We define “Adjusted EBITDA Margin” as Adjusted EBITDA as a percentage of net revenue. Management calculates Adjusted EBITDA as the reported net income or loss, adjusted to exclude: income tax expense, other (income) expense, interest expense, depreciation and amortization, depreciation and amortization included in cost of goods sold, non-cash inventory adjustments, equity-based compensation, equity-based compensation included in cost of goods sold, start-up costs, start-up costs included in cost of goods sold, transaction-related and other non-recurring expenses, gain or loss on sale of assets, and litigation settlement, as applicable. Accordingly, management believes that Adjusted EBITDA provides meaningful and useful financial information, as this measure demonstrates the operating performance of the business. The tables below provide reconciliations of these non-GAAP measures to the most comparable U.S. GAAP financial measure. Non-GAAP financial measures may be considered in addition to the results prepared in accordance with U.S. GAAP, but they should not be considered a substitute for, or superior to, U.S. GAAP results. The Company’s presentation of these financial measures may not be comparable to similar non-GAAP measures used by other companies.
The following table presents Adjusted Gross Profit for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
($ in thousands)	2026	2025
Gross Profit	$44,882	$39,561
Depreciation and amortization included in cost of goods sold	8,080	9,700
Equity-based compensation included in cost of goods sold	326	1,138
Non-cash inventory adjustments(1)	644	1,774
Adjusted Gross Profit	$53,932	$52,173
Adjusted Gross Margin	46.1%	40.8%
(1)Consists of write-offs of expired products, obsolete packaging, and net realizable value adjustments related to certain inventory items.

The following table presents Adjusted EBITDA for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
($ in thousands)	2026	2025
Net loss	$(29,493)	$(19,258)
Income tax expense	11,907	11,031
Other income, net	(121)	(477)
Interest expense	20,253	11,190
Depreciation and amortization	18,280	18,400
Non-cash inventory adjustments(1)	644	1,774
Equity-based compensation	447	1,516
Start-up costs(2)	3,334	736
Transaction-related and other non-recurring expenses(3)	1,214	2,063
(Gain) loss on sale of assets	(137)	38
Adjusted EBITDA	$26,328	$27,013
Adjusted EBITDA Margin	22.5%	21.1%
(1)Consists of write-offs of expired products, obsolete packaging, and net realizable value adjustments related to certain inventory items.
(2)One-time costs associated with acquiring real estate, obtaining licenses and permits, and other costs incurred before commencement of operations at certain locations, as well as incremental expenses associated with the expansion of activities at our cultivation facilities that are not yet operating at scale, other expenses resulting from delays in regulatory approvals, and other related one-time or non-recurring expenses, as applicable. The three months ended March 31, 2026 also includes $2,314 of unallocated overhead expenses at certain cultivation facilities resulting from a rebalancing of overhead expenses from cost of goods sold to general and administrative expenses based on overhead allocations relative to production output at those locations.
(3)Other non-recurring expenses including legal and professional fees associated with litigation matters, potential acquisitions, other regulatory matters, and other reserves or one-time expenses, including certain non-recurring professional fees and severance expenses associated with certain strategic initiatives. The three months ended March 31, 2026 includes a net reduction of approximately $432 of acquisition-related earn-out fair value adjustments, a $340 reversal of an acquisition earn-out that was not achieved, and $244 of property development expense write-offs. The three months ended March 31, 2025 includes approximately $400 of expenses associated with our January 2025 term loans.

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
As of March 31, 2026 and December 31, 2025, we had total current liabilities of $88,458 and $109,009, respectively, and total current assets of $188,964 and $208,949, respectively, which includes cash and cash equivalents of $60,920 and $85,676, respectively, to meet our current obligations. As of March 31, 2026, we had working capital of $100,506, compared to $99,940 as of December 31, 2025.
Approximately 91% and 94% of our cash and cash equivalents balance as of March 31, 2026 and December 31, 2025, respectively, is on deposit with banks, credit unions, or other financial institutions. We have not experienced any material impacts related to banking restrictions applicable to cannabis businesses. Our cash and cash equivalents balance is not restricted for use by VIEs.
As reflected in the Financial Statements, we have had recurring losses that have resulted in an accumulated deficit as of March 31, 2026 and December 31, 2025. As of March 31, 2026, we had cash and cash equivalents of $60,920, which, combined with anticipated cash flows from operating activities, management believes is more than adequate to support operations for the next twelve months from the date of issuance of this Quarterly Report on Form 10-Q. Over the longer term, management expects to fund our operations and strategic initiatives with cash flows from operating activities and existing financing arrangements, and we currently do not have significant debt maturities until 2029. Management may continue to access capital markets for additional funding through debt and/or equity financings to supplement future cash needs, as may be required. However, management cannot provide any assurances that the Company will be successful in accomplishing its business plans. If we are unable to raise additional capital on favorable terms, if at all, whenever necessary, we may be forced to decelerate or curtail certain of our operations until such time as additional capital becomes available.

2024 Term Notes
On July 16, 2024, the Company issued $235,000 in aggregate principal of senior secured notes due July 16, 2029 (the “July 2024 Term Notes”) through a private placement (the “2024 Notes Offering”) pursuant to an indenture agreement (the “July 2024 Loan Agreement”). The July 2024 Term Notes were issued at 94.75% of face value and do not require scheduled principal amortization payments. The total of the original issue discount and other capitalized direct financing fees was approximately $21,200 and will be amortized over the associated term using the straight-line method, which approximates the interest method. The Company utilized the proceeds from the 2024 Notes Offering, along with cash on hand, to prepay $215,000 of borrowings then-outstanding under a previous credit facility (the “2021 Credit Facility”). The July 2024 Loan Agreement permitted the Company, subject to certain limitations, to issue additional notes thereunder, including up to an additional $60,000 in aggregate principal, with the proceeds therefrom to be used to prepay the remaining outstanding balance under, and to terminate, the 2021 Credit Facility.
In January 2025, the Company borrowed an additional $15,000 through the issuance of additional term notes (the “January 2025 Term Notes”). The January 2025 Term Notes were issued at 97% of face value and are subject to the same terms and provisions of the July 2024 Loan Agreement, including the interest rate and maturity date thereunder, as further described below. In May 2025, the Company issued an additional $50,000, in aggregate principal, of term notes (the “May 2025 Term Notes” and, together with the July 2024 Term Notes and January 2025 Term Notes, the “2024 Term Notes”) which proceeds were utilized, along with cash on hand, to prepay the remaining $60,000 of borrowings outstanding under the 2021 Credit Facility.
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
The Company may, at any time and from time to time upon not less than 15 nor more than 60 days’ prior notice, prepay the 2024 Term Notes, along with accrued and unpaid interest, subject to a prepayment premium. The July 2024 Loan Agreement requires mandatory prepayments from proceeds of certain events. In the event of a change of control, as provided in the July 2024 Loan Agreement, the Company will be required to make an offer to each holder of the 2024 Term Notes to repay all or any part of such holders’ 2024 Term Notes at a price in cash equal to not less than 101% of the aggregate principal amount of such 2024 Term Notes repaid, plus accrued and unpaid interest thereon.
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

As amended, the July 2024 Loan Agreement requires the Company, on a consolidated basis, to maintain liquidity, consisting of cash and/or cash equivalents plus any future revolving credit availability, as of the last day of each fiscal month, as amended, in an aggregate amount of at least $20,000, with which the Company was in compliance as of March 31, 2026. The Company is required to comply with certain other financial covenants in contemplation of certain transactions or events, such as acquisitions and other financing activities, as defined within and provided for under the July 2024 Loan Agreement, as amended.
Refer to Note 11, “Debt,” in the Financial Statements for additional information regarding the July 2024 Loan Agreement and the Company’s other debt transactions.
Mortgage Note
On September 29, 2025, certain of the Company’s subsidiaries (the “Borrowing Subsidiaries”) entered into a loan agreement and related promissory note with an aggregate principal amount of $9,345 (the “Mortgage Note”), which was borrowed in full. The Company anticipates utilizing the net proceeds for general corporate purposes, including to fund growth initiatives. The Mortgage Note matures on September 29, 2030 and borrowings thereunder bear interest at a rate of 8.5% per annum. Principal will be repaid based on an amortization period of twenty years and any unpaid principal and accrued interest will be due and payable upon maturity. Monthly payments of principal and interest commenced on November 1, 2025. As of March 31, 2026 and December 31, 2025, $191 and $187, respectively, of principal is included within “Current portion of debt, net” and $9,082 and $9,133, respectively, is included within “Long-term debt, net” on the unaudited Condensed Consolidated Balance Sheets in the Financial Statements. The obligations under the Mortgage Note are secured by mortgages on three properties that the Company owns in Ohio, as well as assignment of any leases and rent amounts related to these properties that the Company may enter into. The Mortgage Note contains customary representations and events of default. The Borrowing Subsidiaries have agreed to comply with certain customary covenants, including, but not limited to, restrictions on their ability to: incur additional indebtedness; create certain liens; make material changes to the nature of the business conducted; and sell, lease, transfer, or otherwise dispose of all or a substantial part of their assets. The Mortgage Note also requires the Borrowing Subsidiaries to maintain a debt service coverage ratio (as defined in the Mortgage Note) of not less than 1.30 to 1.00 measured annually based on the entire calendar year and commencing on December 31, 2026.
Cash Flows

	Three Months Ended March 31,
(in thousands)	2026	2025
Net cash (used in) provided by operating activities	$(19,411)	$5,939
Net cash used in investing activities	(4,753)	(7,847)
Net cash (used in) provided by financing activities	(592)	13,688
Operating Activities
Net cash used in operating activities was $19,411 during the three months ended March 31, 2026, as compared to $5,939 of net cash provided during the three months ended March 31, 2025. The current year reflects $19,323 of cash interest paid on debt arrangements, compared with $16,400 paid for interest in the prior year, and a $17,000 settlement payment associated with a previous litigation matter, which were offset by a net improvement from working capital management.
Investing Activities
Net cash used in investing activities was $4,753 during the three months ended March 31, 2026, as compared to $7,847 during the three months ended March 31, 2025. The current year includes proceeds received from the settlement of a previous loan receivable and the sale of certain assets, and reflects lower capital expenditures, which were offset by higher payments associated with acquisitions as compared to the prior year.

Financing Activities
Net cash used in financing activities was $592 during the three months ended March 31, 2026, as compared to $13,688 of net cash provided during the three months ended March 31, 2025. The current period reflects repayments under finance leases and the remittance of taxes withheld under equity compensation plans, whereas the prior year reflects the receipt of proceeds from the issuance of the January 2025 Term Notes, net of related financing costs, offset by repurchases of common stock and repayments under finance leases.
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
The following table summarizes the Company’s material future contractual obligations as of March 31, 2026:

(in thousands)	Commitments Due by Period
Contractual Obligations	Total	Remainder of 2026	2027 - 2028	2029 - 2030	Thereafter
Term notes(1)	$300,000	$—	$—	$300,000	$—
Fixed interest related to term notes(2)	133,875	19,125	76,500	38,250	—
Mortgage Note(3)	12,756	737	1,964	10,055	—
Sellers’ notes(4)	9,608	9,608	—	—	—
Operating leases(5)	139,733	9,446	25,973	25,530	78,784
Finance leases(5)	725,549	27,007	73,063	76,540	548,939
Finance arrangements(6)	17,963	1,952	5,406	4,093	6,512
Total	$1,339,484	$67,875	$182,906	$454,468	$634,235
(1)Principal payments due under our term notes payable as of March 31, 2026. Refer to Note 11, “Debt,” in the Financial Statements for additional information regarding our debt arrangements.
(2)Represents fixed interest rate payments on borrowings under our term notes payable based on the principal outstanding as of March 31, 2026. Interest payments could fluctuate based on prepayments or additional amounts borrowed.
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
As of March 31, 2026, our construction in progress (“CIP”) balance was $9,873 and relates to capital spending on projects that were not yet complete. This balance includes amounts related to: certain enhancement projects at our New Jersey, Illinois, Michigan, and Massachusetts cultivation facilities; certain build out projects at partner dispensaries; and other projects across our dispensaries and cultivation facilities.
Other Matters
Conversion of Shares of Class B Common Stock
On May 4, 2026, in accordance with the automatic conversion provisions of the Company’s certificate of incorporation, each share of Class B common stock then outstanding automatically converted into one share of Class A common stock on a one-for-one basis. Accordingly, all 65 shares of Class B common stock that were issued and outstanding were converted and retired effective May 4, 2026. Refer to Note 12, “Stockholders’ Equity,” in the Financial Statements for additional information.
Equity Incentive Plans
The Company’s current stock incentive plan, as amended, (the “Amended 2021 Plan”), authorizes the issuance of options, stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”), and other stock-based awards (collectively the “2021 Plan Awards”). The Amended 2021 Plan provides for a maximum number of shares of Class A common stock available for issuance to not exceed 10% of the total number of issued and outstanding shares of Class A common stock, on a non-diluted basis, as constituted on the grant date of a plan award. As of March 31, 2026, there were 6,559 shares of Class A common stock available for grant for future equity-based compensation awards under the Amended 2021 Plan.
During the three months ended March 31, 2026, no RSUs were granted under the Amended 2021 Plan, and a total of 1,461 that were previously granted were unvested as of March 31, 2026. Total unrecognized compensation cost related to the RSUs was $1,393 as of March 31, 2026, which is expected to be recognized over a weighted-average remaining period of 1.8 years.
As of March 31, 2026, a total of 12,256 stock option awards are outstanding under the Amended 2021 Plan, of which 6,237 are exercisable. A total of 200 stock option awards were granted during the three months ended March 31, 2026 and a total of 65 were exercised. As of March 31, 2026, the outstanding options have a remaining weighted-average contractual life of 1.4 years and total unrecognized stock-based compensation expense related to unvested options was $654, which is expected to be recognized over a weighted-average remaining period of 1.0 years.

During the three months ended March 31, 2026 and 2025, the Company recognized $121 and $378, respectively, of equity-based compensation expense within “General and administrative expenses” on the unaudited Condensed Consolidated Statements of Operations in the Financial Statements and recognized $326 and $1,138, respectively, within “Cost of goods sold.”
In July 2021, the Company adopted an employee stock purchase plan (the “2021 ESPP”), pursuant to which 4,000 shares of Class A common stock are reserved for issuance thereunder, subject to certain adjustments and other terms. As of March 31, 2026, no shares have been issued under the 2021 ESPP.
Refer to Note 13, “Equity-Based Compensation Expense,” in the Financial Statements for additional information regarding the Company’s equity awards and equity-based compensation expense.
Lease-Related Transactions
Refer to Note 10, “Leases,” in the Financial Statements for additional information regarding the Company’s leases and lease-related transactions.
Legal Matters
Below is a description of our significant legal matters and the related impact, as applicable, on our financial condition, results of operations, and prospects. Refer to Note 15, “Commitments and Contingencies,” in the Financial Statements for information regarding the Company’s significant legal matters.
Green Thumb Industries Arbitration Matter
On February 11, 2026, the Company entered into a settlement agreement (the “Settlement Agreement”) with Green Thumb Industries Inc. and TWD18, LLC (collectively, “GTI”), pursuant to which the parties agreed to resolve an arbitration matter that concerned certain contractual obligations and payment terms arising out of prior commercial arrangements between the parties for a negotiated payment amount of $17,000. This payment amount was included within “Accounts payable and accrued liabilities” on the unaudited Condensed Consolidated Balance Sheet as of December 31, 2025 and was subsequently paid on February 12, 2026, thereby satisfying the arbitration award and resolving all claims asserted in the arbitration proceeding. This matter is not expected to affect the Company’s other commercial relationships with GTI and is not expected to result in a material disruption to the Company’s ongoing operations.
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

Pending Transactions and Other Activity
In April 2025, the Company entered into a definitive agreement pursuant to which the Company proposes to acquire an entity in Ohio that owns and operates a dispensary in Ohio and receive $1,000 of cash consideration in exchange for an entity that holds a conditional dispensary license that the Company expects to receive. This transaction is subject to certain closing conditions, including regulatory approvals. This transaction is with a specific buyer and the Company determined the underlying assets do not meet the criteria to be classified as held-for-sale as of March 31, 2026.
During the three months ended March 31, 2026, the Company remitted a total of $3,200 for deposits towards future potential transactions. These amounts are included within “Other current assets” on the unaudited Condensed Consolidated Balance Sheet in the Financial Statements as of March 31, 2026 and within “Payments for acquisition of businesses and related deposits, net of cash acquired” on the unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2026.
Subsequent Transactions
The Company entered into a loan agreement through which the Company may, at its sole discretion, provide financing to Northeast Retail Partner Seven and will also provide certain business, operational, and financial advisory services to Northeast Retail Partner Seven pursuant to a support services agreement. Accordingly, the Company has determined that Northeast Retail Partner Seven has met the criteria to be consolidated as a VIE. In April 2026, Northeast Retail Partner Seven entered into a definitive agreement pursuant to which it anticipates acquiring licenses associated with two dispensaries in the Northeast. Total cash consideration for this transaction is $3,600, of which $800 was remitted in May 2026, with the remainder due at final closing and subject to customary closing adjustments, as applicable. The third party also anticipates assuming the leases for the dispensary locations. In conjunction with this definitive agreement, the parties also entered into a consulting services agreement pursuant to which the third party will advise on certain business, operational, and financial matters for a monthly fee while the transaction is pending. The Company is in the process of evaluating the accounting for the April 2026 transaction described herein and expects this transaction will be consolidated as a business combination as of the effective date.
Subsequent to the end of the quarter, the Company made the decision that it will temporarily suspend operations at its Lansing, Michigan facility toward the end of the second quarter of 2026 to prepare for remediation activities related to a fire incident at the site that was contained. The Company does not anticipate a material impact on its Michigan business.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are exposed in varying degrees to various market risks, including changes in interest rates, prices of raw materials, and other financial instrument related risks. There have been no material changes in our market risks from those disclosed in Item 7A., “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2025.
Liquidity Risk
Liquidity risk is the risk that we will not be able to meet our financial obligations associated with financial liabilities. We manage liquidity risk through the effective management of our capital structure. Our approach to managing liquidity is to ensure that we will have sufficient liquidity at all times to settle obligations and liabilities when due.
The Company has had recurring losses that have resulted in an accumulated deficit as of March 31, 2026 and December 31, 2025. As of March 31, 2026, the Company had cash and cash equivalents of $60,920, which, combined with anticipated cash flows from operating activities, management believes is more than adequate to support operations for the next twelve months from the date of issuance of this Quarterly Report on Form 10-Q. Management may continue to access capital markets for additional funding through debt and/or equity financings to supplement future cash needs, as may be required. However, management cannot provide any assurances that we will be successful in accomplishing our business plans. If we are unable to raise additional capital on favorable terms, if at all, whenever necessary, we may be forced to decelerate or curtail certain of our operations until such time as additional capital becomes available.

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
ITEM 1A. RISK FACTORS.
Except as set forth below, as of the date of this filing, there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, in response to Item 1A., “Risk Factors,” of Part I of the Annual Report. The risk factor set forth below should be read in conjunction with, and supplements, the risk factors disclosed in the Annual Report.
We are subject to risks and uncertainties relating to the April 23, 2026 order issued by the U.S. Department of Justice rescheduling certain medical cannabis to Schedule III (the “April 2026 Order”) and the related pending DEA administrative proceedings concerning broader cannabis rescheduling.
The Company’s revenue is derived from sales of both medical and adult-use cannabis operations. The April 2026 Order does not address adult-use cannabis, which remains federally illegal under the Controlled Substances Act. Accordingly, any benefits of the April 2026 Order to our business, including potential relief from IRC Section 280E with respect to our medical cannabis operations, may be materially smaller than those realized by competitors with predominantly medical-only operations, while the operational, regulatory, and legal risks associated with the federal illegality of adult-use cannabis remain unchanged.
The legal basis for the April 2026 Order is expected to be challenged in litigation. If the April 2026 Order is enjoined, narrowed, or vacated, tax positions or operational decisions we take in reliance on it may be reversed, and we could be required to amend tax filings, recognize additional tax liabilities, or modify our compliance programs.
The April 2026 Order creates a federal registration pathway with the DEA for state-licensed medical cannabis operators. The Company is evaluating the implications of this pathway, and there can be no assurance that, if we elect to pursue DEA registration, any such application would be granted, granted on a timely basis, or granted on terms that would allow us to realize the anticipated benefits of the April 2026 Order.
The DEA has commenced a separate administrative hearing process to consider the broader rescheduling of all cannabis from Schedule I to Schedule III. The timing and outcome of that process are uncertain, and any resulting rule may be subject to litigation. Until a broader rescheduling rule is final and effective, our adult-use cannabis operations may remain subject to the limitations of IRC Section 280E and the other risks of federal Schedule I status described in our Annual Report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
There have been no sales of unregistered securities during the quarter ended March 31, 2026, and during the period from April 1, 2026 to the filing date of this report, which have not been previously disclosed in a prior Quarterly Report on Form 10-Q or Current Report on Form 8-K.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5. OTHER INFORMATION.
Securities Trading Plans of Directors and Executive Officers
During the three months ended March 31, 2026, none of our executive officers or directors adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

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
		8-K	333-254800	4.3	July 22, 2024
4.7	First Supplemental Indenture dated January 13, 2025 by and between Ascend Wellness Holdings, Inc. and Odyssey Trust Company	8-K	333-254800	4.1	January 14, 2025
4.8	Certificate of Retirement of Class B Common Stock of Ascend Wellness Holdings, Inc., as filed with the Secretary of State of the State of Delaware on May 5, 2026	8-K	333-254800	3.1	May 5, 2026
10.1†#	Amendment No. 1 to the Employment Agreement between Ascend Wellness Holdings, Inc. and Abner Kurtin, dated March 10, 2026	10-K	333-254800	10.14	March 12, 2026
31.1*	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32‡	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Label Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Ascend Wellness Holdings, Inc.

May 13, 2026	/s/ Samuel Brill
Samuel Brill Chief Executive Officer (Principal Executive Officer)

May 13, 2026	/s/ Roman Nemchenko
Roman Nemchenko Chief Financial Officer (Principal Financial Officer)