Form 10-Q
period 2026-06-30
Ascend Wellness Holdings, Inc.
filed 2026-08-12
CIK 1756390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 10, 2026, there were 203,212,781 shares of the registrant’s Class A common stock, par value $0.001, outstanding.

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
•the impact of, and uncertainties relating to, federal cannabis rescheduling, including the administrative hearing concerning broader rescheduling;
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

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).
ASCEND WELLNESS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except per share amounts)	June 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$67,000	$85,676
Accounts receivable, net	26,261	27,024
Inventory	82,265	84,707
Notes receivable	—	349
Other current assets	11,341	11,193
Total current assets	186,867	208,949
Property and equipment, net	381,560	382,402
Operating lease right-of-use assets	46,568	47,063
Intangible assets, net	195,956	196,072
Goodwill	65,368	58,453
Other non-current assets	12,003	14,990
TOTAL ASSETS	$888,322	$907,929

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable and accrued liabilities	$69,922	$84,793
Current portion of debt, net	25,309	10,368
Operating lease liabilities, current	3,144	2,771
Finance lease and other lease liabilities, current	3,424	2,924
Income taxes payable	1,083	1,083
Other current liabilities	9,761	7,070
Total current liabilities	112,643	109,009
Long-term debt, net	293,516	291,104
Operating lease liabilities, non-current	59,942	60,546
Finance lease and other lease financing liabilities, non-current	269,944	261,913
Deferred tax liabilities, net	17,794	21,515
Other non-current liabilities	219,571	210,459
Total liabilities	973,410	954,546
Commitments and contingencies (Note 15)
Stockholders' Deficit
Preferred stock, $0.001 par value per share; 10,000 shares authorized, none issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Class A common stock, $0.001 par value per share; 750,000 shares authorized; 203,050 and 202,152 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	203	202
Class B common stock, $0.001 par value per share; 35 shares authorized and none issued and outstanding at June 30, 2026; 100 shares authorized and 65 shares issued and outstanding as of December 31, 2025	—	—
Additional paid-in capital	471,734	470,907
Accumulated deficit	(557,848)	(518,549)
Deficit of Ascend Wellness Holdings, Inc. common stockholders	(85,911)	(47,440)
Non-controlling interests	823	823
Total stockholders' deficit	(85,088)	(46,617)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$888,322	$907,929
The accompanying notes are an integral part of the condensed consolidated financial statements.

ASCEND WELLNESS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2026	2025	2026	2025
Revenue, net	$126,118	$127,304	$243,051	$255,301
Cost of goods sold	(80,627)	(85,912)	(152,678)	(174,348)
Gross profit	45,491	41,392	90,373	80,953
Operating expenses
General and administrative expenses	40,211	42,394	82,547	79,469
Operating profit (loss)	5,280	(1,002)	7,826	1,484

Other (expense) income
Interest expense	(20,801)	(12,058)	(41,054)	(23,248)
Other (expense) income, net	(6)	484	115	961
Total other expense, net	(20,807)	(11,574)	(40,939)	(22,287)
Loss before income taxes	(15,527)	(12,576)	(33,113)	(20,803)
Income tax benefit (expense)	5,721	(11,831)	(6,186)	(22,862)
Net loss	$(9,806)	$(24,407)	$(39,299)	$(43,665)

Net loss per share attributable to Class A and Class B common stockholders — basic and diluted	$(0.05)	$(0.12)	$(0.19)	$(0.21)
Weighted-average common shares outstanding — basic and diluted	203,009	203,866	202,728	204,430

The accompanying notes are an integral part of the condensed consolidated financial statements.

ASCEND WELLNESS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

	Six Months Ended June 30, 2026
	Class A and Class B Common Stock		Attributable to Ascend Wellness Holdings, Inc. Common Stockholders
(in thousands)	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Deficit	Non- Controlling Interests	Total
December 31, 2025	202,217	$202	$470,907	$(518,549)	$(47,440)	$823	$(46,617)
Vesting of equity-based payment awards	816	1	(1)	—	—	—	—
Taxes withheld under equity-based compensation plans, net	(273)	—	(134)	—	(134)	—	(134)
Equity-based compensation expense	—	—	450	—	450	—	450
Exercise of stock options	65	—	27	—	27	—	27
Net loss	—	—	—	(29,493)	(29,493)	—	(29,493)
March 31, 2026	202,825	$203	$471,249	$(548,042)	$(76,590)	$823	$(75,767)
Vesting of equity-based payment awards	251	—	—	—	—	—	—
Taxes withheld under equity-based compensation plans, net	(26)	—	(14)	—	(14)	—	(14)
Equity-based compensation expense	—	—	499	—	499	—	499
Net loss	—	—	—	(9,806)	(9,806)	—	(9,806)
June 30, 2026	203,050	$203	$471,734	$(557,848)	$(85,911)	$823	$(85,088)

	Six Months Ended June 30, 2025
	Class A and Class B Common Stock		Attributable to Ascend Wellness Holdings, Inc. Common Stockholders
(in thousands)	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity	Non- Controlling Interests	Total
December 31, 2024	205,026	$205	$471,129	$(400,356)	$70,978	$823	$71,801
Vesting of equity-based payment awards	1,383	1	(1)	—	—	—	—
Taxes withheld under equity-based compensation plans, net	(392)	—	(127)	—	(127)	—	(127)
Equity-based compensation expense	—	—	628	—	628	—	628
Repurchase of common stock	(791)	(1)	(344)	—	(345)	—	(345)
Net loss	—	—	—	(19,258)	(19,258)	—	(19,258)
March 31, 2025	205,226	$205	$471,285	$(419,614)	$51,876	$823	$52,699
Vesting of equity-based payment awards	13	—	—	—	—	—	—
Equity-based compensation expense	—	—	511	—	511	—	511
Repurchase of common stock	(1,932)	(2)	(647)	—	(649)	—	(649)
Net loss	—	—	—	(24,407)	(24,407)	—	(24,407)
June 30, 2025	203,307	$203	$471,149	$(444,021)	$27,331	$823	$28,154
The accompanying notes are an integral part of the condensed consolidated financial statements.

ASCEND WELLNESS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(in thousands)	2026	2025
Cash flows from operating activities
Net loss	$(39,299)	$(43,665)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	39,334	36,230
Amortization of operating lease assets	1,561	1,194
Non-cash interest expense	2,695	2,667
Equity-based compensation expense	949	1,139
Deferred income taxes	(4,784)	(5,664)
(Gain) loss on sale of assets	(137)	55
Other	(1,867)	7,204
Changes in operating assets and liabilities, net of effects of acquisitions
Accounts receivable	763	5,907
Inventory	1,502	(2,302)
Other current assets	(632)	(2,807)
Other non-current assets	(69)	42
Accounts payable and accrued liabilities	(8,973)	386
Other current liabilities	2,691	679
Lease liabilities	(1,297)	(1,910)
Income taxes payable	10,603	24,585
Net cash provided by operating activities	3,040	23,740
Cash flows from investing activities
Additions to capital assets	(10,958)	(12,666)
Proceeds from collection of notes receivable	3,027	164
Proceeds from sale of assets	1,000	27
Payments for acquisition of businesses and related deposits, net of cash acquired	(8,760)	(3,461)
Purchase of intangible assets	(2,150)	(500)
Net cash used in investing activities	(17,841)	(16,436)
Cash flows from financing activities
Proceeds from issuance of debt	—	63,067
Repayments of debt	(92)	(60,335)
Debt issuance costs	—	(360)
Repayments under finance leases	(519)	(847)
Taxes withheld under equity-based compensation plans, net	(346)	—
Repurchase of common stock	—	(994)
Proceeds from the exercise of stock options	27	—
Payment of contingent consideration	(2,945)	(819)
Net cash used in financing activities	(3,875)	(288)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(18,676)	7,016
Cash, cash equivalents, and restricted cash at beginning of period	85,676	88,254
Cash, cash equivalents, and restricted cash at end of period	$67,000	$95,270

The accompanying notes are an integral part of the condensed consolidated financial statements.

ASCEND WELLNESS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED, UNAUDITED)

	Six Months Ended June 30,
(in thousands)	2026	2025
Supplemental cash flow information
Interest paid	$19,524	$17,307
Income tax payments, net of refunds received	802	3,942

Non-cash investing and financing activities
Capital expenditures incurred but not yet paid	$3,085	$3,063
Taxes withheld under equity-based compensation plans, net	443	268
Non-cash consideration of intangible assets acquired	2,700	—
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
2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with (i) United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information, and (ii) the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of our management, our unaudited condensed consolidated financial statements and accompanying notes (the “Financial Statements”) include all normal recurring adjustments that are necessary for the fair statement of the interim periods presented. Interim results of operations are not necessarily indicative of results for the full year, or any other period. The Financial Statements should be read in conjunction with our audited consolidated financial statements (and notes thereto) in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report”), as filed with the United States Securities and Exchange Commission (“SEC”) and with the relevant Canadian securities regulatory authorities under its profile on the System for Electronic Document Analysis and Retrieval Plus (“SEDAR+”). Except as noted below, there have been no material changes to the Company’s significant accounting policies and estimates during the six months ended June 30, 2026.
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

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share data)

Liquidity
The Company has generated recurring losses that have resulted in an accumulated deficit as of June 30, 2026 and December 31, 2025. As of June 30, 2026, we had cash and cash equivalents of $67,000, which, combined with anticipated cash flows from operating activities, management believes is more than adequate to support operations for the next twelve months from the date of issuance of these Financial Statements. Management may continue to access capital markets for additional funding through debt and/or equity financings to supplement future cash needs, as may be required. However, management cannot provide any assurances that the Company will be successful in accomplishing its business plans. If the Company is unable to raise additional capital whenever necessary, it may be forced to decelerate or curtail certain of its operations until such time as additional capital becomes available.
Cash and Cash Equivalents and Restricted Cash
As of June 30, 2026 and December 31, 2025, we did not hold significant restricted cash or cash equivalents.
Fair Value of Financial Instruments
During the six months ended June 30, 2026 and 2025, we had no transfers of assets or liabilities between any of the hierarchy levels.
In addition to assets and liabilities that are measured at fair value on a recurring basis, we are also required to measure certain assets at fair value on a non-recurring basis that are subject to fair value adjustments, as may be applicable, in specific circumstances. These assets can include: goodwill; intangible assets; property and equipment; and lease-related right-of-use (“ROU”) assets. We estimate the fair value of these assets using primarily unobservable Level 3 inputs. No impairment indicators were noted on such assets during the six months ended June 30, 2026 and 2025.
Basic and Diluted Loss per Share
The Company computes earnings (loss) per share (“EPS”) using the two-class method required for multiple classes of common stock. The rights, including the liquidation and dividend rights, of the Class A common stock and Class B common stock are substantially identical, except for voting and conversion rights. As the liquidation and dividend rights are identical, undistributed earnings are allocated on a proportionate basis to each class of common stock and the resulting basic and diluted net loss per share attributable to common stockholders are, therefore, the same for both Class A and Class B common stock on both an individual and combined basis. As described in Note 12, “Stockholders’ Equity (Deficit),” all outstanding shares of Class B common stock automatically converted into shares of Class A common stock on a one-for-one basis on May 4, 2026. As a result, following this conversion, the Company has a single class of common stock outstanding.
Basic EPS is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects potential dilution and is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period increased by the number of additional common shares that would have been outstanding if all potential common shares had been issued and were dilutive. However, potentially dilutive securities are excluded from the computation of diluted EPS to the extent that their effect is anti-dilutive. Potential dilutive securities include incremental shares of common stock issuable upon the exercise of warrants, unvested restricted stock awards, unvested restricted stock units, and outstanding stock options, as applicable. At June 30, 2026 and 2025, 13,588 and 10,290 shares of common stock equivalents, respectively, were excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive.

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
Financial Instruments – Credit Losses
In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-05, Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This update provides all entities with a practical expedient to assume that current conditions as of the balance sheet date do not change for the remaining life of the assets when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Accounting Standards Codification (“ASC”) 606. This guidance is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. We adopted this guidance prospectively on January 1, 2026, and the adoption did not have a material impact on the Financial Statements.
Recently Issued Accounting Pronouncements
The following standards have been recently issued by the FASB. Pronouncements that are not applicable to the Company or where it has been determined do not have a significant impact on us have been excluded herein.
Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40), which was further clarified through ASU 2025-01 issued in January 2025. This ASU requires the disaggregated disclosure of specific expense categories, including purchases of inventory, employee compensation, depreciation, and amortization, within relevant income statement captions. This ASU also requires disclosure of the total amount of selling expenses along with the definition of selling expenses. This ASU is effective for annual periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. The provisions of this ASU are required to be applied prospectively; however, they may be applied retrospectively to any comparative periods presented in the consolidated financial statements following the effective date. Early adoption is permitted. We are currently evaluating the impact of this update on our Financial Statements.
Business Combinations and Consolidation
In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity, which revises the guidance in ASC 805 on identifying the accounting acquirer in a business combination in which the legal acquiree is a variable interest entity (“VIE”). This ASU is intended to improve comparability between business combinations that involve VIEs and those that do not and requires a reporting entity to consider the factors for identifying the accounting acquirer when a transaction is primarily effected by the exchange of equity interests. This ASU will be effective for the Company beginning January 1, 2027 and early adoption is permitted. We are currently evaluating the impact of this update on our Financial Statements.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share data)

Interim Reporting
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies interim disclosure requirements and the applicability of Topic 270. This guidance will be effective for interim periods beginning January 1, 2028, with early adoption permitted. Upon adoption, the guidance can be applied prospectively or retrospectively. We are currently assessing the impact of this update on our Financial Statements.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Retail revenue	$92,725	$86,459	$175,852	$170,811
Third-party wholesale revenue	33,393	40,845	67,199	84,490
Total revenue, net	$126,118	$127,304	$243,051	$255,301
The liability related to the loyalty program we offer dispensary customers at certain locations was $1,088 and $1,125 at June 30, 2026 and December 31, 2025, respectively, and is included within “Other current liabilities” on the unaudited Condensed Consolidated Balance Sheets. The total allowance for credit losses was $2,463 and $2,301 as of June 30, 2026 and December 31, 2025, respectively. Write-offs were not significant during the three and six months ended June 30, 2026 and 2025.

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
2026 Acquisitions
Northeast Partnership Dispensaries Seven and Eight
In April 2026, Northeast Retail Partner Seven (as defined in Note 8, “Variable Interest Entities”) entered into a definitive agreement to acquire two adult-use dispensaries (“Northeast Partnership Dispensaries Seven and Eight”), which agreement is subject to regulatory approval. The parties also entered into a consulting agreement under which Northeast Retail Partner Seven will provide management and advisory services for a set fee. This consulting agreement became effective in April 2026 and will remain in place until regulatory approval of the definitive agreement is received and the underlying transaction thereby closes. Based on the provisions of this consulting agreement, Northeast Retail Partner Seven obtained operational and financial influence over Northeast Partnership Dispensaries Seven and Eight and therefore recognized the transaction as a business combination as of the April 2026 effective date of the consulting agreement. Refer to Note 8, “Variable Interest Entities,” for additional information regarding the Company’s VIEs. Total cash consideration for Northeast Partnership Dispensaries Seven and Eight is $3,600, of which $800 was remitted in May 2026 and the remainder is due at final closing, subject to customary closing adjustments, as applicable.
Midwest Partnership Two Dispensaries
In May 2026, Midwest Retail Partner Two, as described in Note 8, “Variable Interest Entities,” entered into a definitive agreement to acquire four adult-use dispensaries (the “Midwest Partnership Two Dispensaries”), which agreement is subject to regulatory approval. The parties also entered into a management services agreement (“MSA”) pursuant to which Midwest Retail Partner Two will provide certain management and advisory services for a set fee. This MSA became effective in May 2026, following regulatory approval of the MSA, and will remain in place until the definitive agreement receives regulatory approval and the underlying transaction closes. Based on the provisions of this MSA, Midwest Retail Partner Two obtained operational and financial influence over the Midwest Partnership Two Dispensaries and therefore recognized the transaction as a business combination as of May 2026. Refer to Note 8, “Variable Interest Entities,” for additional information regarding the Company’s VIEs.
The total consideration for the Midwest Partnership Two Dispensaries was determined to have an estimated fair value of $22,300. Of the total consideration, a deposit of $3,200 was remitted during the three months ended March 31, 2026 and $2,500 was remitted during the three months ended June 30, 2026. The remaining stated cash consideration of $18,800 is due at final closing, subject to certain customary adjustments (the “Midwest Partnership Two Dispensaries Sellers’ Note”). The Midwest Partnership Two Dispensaries Sellers’ Note was initially recorded net of a discount of $2,200 based on an anticipated payment date utilizing the Company’s incremental borrowing rate; refer to Note 11, “Debt,” for additional information.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share data)

Preliminary Purchase Price Allocations
The following table summarizes the preliminary purchase price allocations for the business combinations recognized in 2026, described above, which remain preliminary as management refines certain estimates during the respective measurement periods:

(in thousands)	Northeast Partnership Dispensaries Seven and Eight	Midwest Partnership Two Dispensaries
Assets acquired (liabilities assumed):
Cash	$14	$34
Inventory	358	831
Other current assets	79	209
Property and equipment(1)	743	2,714
Other assets	122	491
License(2)	1,570	11,720
Goodwill(3)	714	6,301
Net assets acquired	$3,600	$22,300

Consideration transferred:
Cash(4)	$3,600	$22,300
Total consideration	$3,600	$22,300
(1)Consists of $706 of leasehold improvements and $37 of furniture, fixtures, and equipment related to Northeast Partnership Dispensaries Seven and Eight and $2,610 of leasehold improvements and $104 of furniture, fixtures, and equipment related to the Midwest Partnership Two Dispensaries.
(2)The amortization period for the acquired licenses is 10 years.
(3)Goodwill is largely attributable to the value expected to be obtained from long-term business growth and buyer-specific synergies. Goodwill is largely not deductible for tax purposes under the limitations under Internal Revenue Code (“IRC”) Section 280E; see Note 14, “Income Taxes,” for additional information.
(4)Of the total cash consideration, $800 was paid in May 2026 for Northeast Partnership Dispensaries Seven and Eight. A deposit of $3,200 was remitted during the three months ended March 31, 2026 and $2,500 was remitted during the three months ended June 30, 2026 related to the Midwest Partnership Two Dispensaries. The remaining consideration due for each transaction is included within sellers’ notes as a component of debt; refer to Note 11, “Debt,” for additional information.
The consolidated entities also agreed to assume the lease for the associated locations for each of the transactions described above and recognized a total finance lease liability and ROU asset of $2,121 related to Northeast Partnership Dispensaries Seven and Eight and $4,989 related to the Midwest Partnership Two Dispensaries. Direct transaction costs associated with these transactions were not material.
Pro forma financial information is not presented for these acquisitions, as such results are immaterial, individually and in aggregate, to both the current and prior periods. The Company’s consolidated results of operations for each of the three and six months ended June 30, 2026 includes $3,555 of revenue and $154 of net loss, combined, related to these transactions from the respective acquisition dates.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share data)

2025 Acquisitions
Midwest Partnership Dispensary Three
In January 2025, a consolidated VIE of the Company (Midwest Retail Partner One, as defined in Note 8, “Variable Interest Entities”) entered into a definitive agreement to acquire an entity that owns and operates an adult-use dispensary (“Midwest Partnership Dispensary Three”), which agreement was subject to regulatory approval. The parties also entered into an MSA pursuant to which Midwest Retail Partner One will provide certain management and advisory services for a set fee. This MSA became effective in March 2025, following its regulatory approval. Based on the provisions of this MSA, Midwest Retail Partner One obtained operational and financial influence over Midwest Partnership Dispensary Three and therefore recognized the transaction as a business combination as of the March 2025 regulatory approval date of this MSA. Refer to Note 8, “Variable Interest Entities,” for additional information regarding the Company’s VIEs. This MSA remained in place until final closing of the underlying transaction that occurred in April 2026.
Total anticipated cash consideration for the Midwest Partnership Dispensary Three transaction was $1,667, of which $833 was paid upon the regulatory approval of the MSA and the remainder was due at final closing, subject to certain closing adjustments. During the six months ended June 30, 2026, the parties agreed to reduce consideration by $18, which was reflected as a final measurement period adjustment to accounts payable and accrued liabilities, and the final closing payment was paid at closing in April 2026. This agreement also provides for an earn-out payment, to be paid in cash, based on 3.2-times EBITDA (as defined in the underlying agreement) that is achieved during a specified twelve-month period, less the purchase price. The initial fair value estimate of $1,600 for this earn-out was determined utilizing an income approach based on a probability-weighted estimate of the future payment discounted using the Company’s estimated incremental borrowing rate and is classified within Level 3 of the fair value hierarchy. As of June 30, 2026, the estimated fair value of this earn-out was reduced to zero based on the underlying metrics. The estimated fair value was $1,250 as of December 31, 2025 and was included within “Accounts payable and accrued liabilities” on the unaudited Condensed Consolidated Balance Sheet as of that date. A change in estimated fair value of $900 and $1,250 was recognized during the three and six months ended June 30, 2026, respectively, and is included within “General and administrative expenses” on the unaudited Condensed Consolidated Statements of Operations.
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

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share data)

Total cash consideration for the Midwest Partnership Dispensary Four transaction was $3,333, of which $1,667 was paid upon the regulatory approval of the MSA and the remainder was due at final closing, subject to certain closing adjustments. During the six months ended June 30, 2026, the parties agreed to reduce consideration by $174, which included a measurement period adjustment of $74 related to accounts payable and accrued liabilities and the remainder to goodwill, and the final closing payment was paid at closing in April 2026. This agreement also provides for an earn-out payment, to be paid in cash, based on 3.2-times EBITDA (as defined in the underlying agreement) that is achieved during a specified twelve-month period, less the purchase price. The initial fair value estimate of $1,900 for this earn-out was determined utilizing an income approach based on a probability-weighted estimate of the future payment discounted using the Company’s estimated incremental borrowing rate and is classified within Level 3 of the fair value hierarchy. As of June 30, 2026, the estimated fair value was reduced to zero based on the underlying metrics. As of December 31, 2025, the estimated fair value of this earn-out was $1,540 and was included within “Accounts payable and accrued liabilities” on the unaudited Condensed Consolidated Balance Sheet as of that date. A change in estimated fair value of $1,400 and $1,540 was recognized during the three and six months ended June 30, 2026, respectively, and is included within “General and administrative expenses” on the unaudited Condensed Consolidated Statements of Operations.
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
Northeast Partnership Dispensaries Two and Three
In September 2025, Northeast Retail Partner Three (as defined in Note 8, “Variable Interest Entities”) acquired an entity that owns and operates two adult-use dispensaries (“Northeast Partnership Dispensaries Two and Three”), which transaction was completed pursuant to a definitive agreement that was signed in February 2025 and was subject to certain closing conditions, including regulatory approval of the underlying transaction which was received prior to closing. The stated purchase price consisted of $7,850 of cash consideration, subject to certain working capital and other customary adjustments, and of which $250 was paid as a deposit at signing. Total cash consideration included the settlement of $4,779 related to an outstanding note with a principal balance of $4,100 and associated interest. As of the closing date, the Company paid $1,541, which included an initial working capital estimate of $1,040. In December 2025, the parties agreed to a revised working capital estimate that reduced this estimate by $2,609. The resulting net estimate of $289 is included within “Other current assets” on the unaudited Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025. The final working capital adjustment and any resulting payment is due on the one-year anniversary of closing.
This transaction also provides for an earn-out payment, payable in cash, in an amount equal to the lesser of $2,000 or three times the Annual EBITDA (as defined in the underlying agreement) during the one-year period following closing. The initial fair value estimate of $1,800 for this earn-out was determined utilizing an income approach based on a probability-weighted estimate of the future payment discounted using the Company’s estimated incremental borrowing rate and is classified within Level 3 of the fair value hierarchy. As of June 30, 2026, the estimated fair value of this earn-out was reduced to zero based on the underlying metrics. The estimated fair value was $1,823 as of December 31, 2025 and was included within “Accounts payable and accrued liabilities” on the unaudited Condensed Consolidated Balance Sheet as of that date. A change in estimated fair value of $1,881 and $1,823 was recognized during the three and six months ended June 30, 2026, respectively, and is included within “General and administrative expenses” on the unaudited Condensed Consolidated Statements of Operations. No material measurement period adjustments to the purchase price allocation were reflected during the six months ended June 30, 2026.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share data)

Financial and Pro Forma Information
The following table summarizes the revenue and net income (loss) related to the acquisitions that were consolidated during 2025, as described above, from their respective effective dates, as applicable. Pro forma financial information is not presented for these acquisitions, as such results are immaterial, individually and in aggregate, to both the current and prior periods.

	Three Months Ended June 30, 2026		Three Months Ended June 30, 2025
(in thousands)	Revenue	Net income (loss)	Revenue	Net loss
Midwest Partnership Dispensary Three	$1,060	$90	$827	$(196)
Midwest Partnership Dispensary Four	1,862	386	251	(72)
Northeast Partnership Dispensary One	1,458	295	425	(24)
Northeast Partnership Dispensaries Two and Three	2,341	(333)	—	—

	Six Months Ended June 30, 2026		Six Months Ended June 30, 2025
(in thousands)	Revenue	Net income (loss)	Revenue	Net loss
Midwest Partnership Dispensary Three	$2,081	$488	$902	$(184)
Midwest Partnership Dispensary Four	3,454	739	251	(72)
Northeast Partnership Dispensary One	2,783	373	425	(24)
Northeast Partnership Dispensaries Two and Three	4,558	(795)	—	—
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
The stated total purchase price was approximately $10,000 of cash consideration, subject to certain closing adjustments. An initial deposit of $1,500 was remitted during the first quarter of 2024 and the remainder of $8,500 was remitted to escrow during the second quarter of 2024. In November 2025, the parties agreed to reduce the purchase price by $1,250, which funds were received from escrow, and $5,750 was released to the sellers at that time. The balance of the revised purchase price remained in escrow as of June 30, 2026, to be released upon final closing, subject to certain closing adjustments. Final closing of the asset purchase agreements in respect of the 2024 Midwest Partner Dispensaries remains subject to regulatory approval.

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
2026 Asset Acquisition
Northeast Retail Partnership Dispensary Six
In April 2025, the Company entered into a definitive agreement pursuant to which the Company proposed to acquire an entity that anticipated obtaining an adult-use license (“Northeast Retail Partnership Dispensary Six”) and receive $1,000 of cash consideration in exchange for the Company’s Ohio cultivation license (the “Ohio Cultivation License”). This transaction was subject to certain closing conditions, including regulatory approvals, and closed in March 2026. Northeast Retail Partnership Dispensary Six was not operational at the time of closing and therefore the Company accounted for this transaction as an asset acquisition and allocated the cost of $2,700 to the license acquired, in addition to an acquisition-related deferred tax liability of $1,063. The cost of the transaction was measured by the fair value of the non-cash consideration received in the transaction, which was estimated based on a discounted cash flow model utilizing inputs primarily classified within Level 3 of the fair value hierarchy plus the fair value of the cash received. The Company recognized a gain on sale of $137, which is included within “General and administrative expenses” for the six months ended June 30, 2026. This gain represented the excess of fair value compared with the $3,529 book value of the Ohio Cultivation License, less the $1,000 cash received and a nominal value associated with inventory. The Ohio Cultivation License was de-recognized as of the transaction date; refer to Note 9, “Intangible Assets and Goodwill,” for additional information. The parties also settled $349 that the Company previously funded under a note receivable and reimbursed the seller for an additional $588 related to capital expenditures. The Company also assumed the lease for the dispensary location which had a lease liability and ROU asset of $1,066 as of the effective date and is classified as an operating lease; refer to Note 10, “Leases,” for additional information regarding the Company’s leases. Transaction costs were not material. This transaction was with a specific buyer and the Company determined the Ohio Cultivation License did not meet the criteria to be classified as held-for-sale as of December 31, 2025.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share data)

2025 Asset Acquisitions
In December 2024, Midwest Retail Partner One entered into a definitive agreement to acquire the membership interests of an entity that anticipates receiving two adult-use licenses, which agreement is subject to regulatory approval. In conjunction with this definitive agreement, the parties entered into certain MSAs under which Midwest Retail Partner One will provide certain management and advisory services for a set fee. Based on the provisions of the agreements, Midwest Retail Partner One obtained operational and financial influence over the underlying entity and therefore recognized the transaction as an asset acquisition as of the February 2025 regulatory approval date of these MSAs. Total cash consideration for this transaction may be up to $4,000, subject to certain closing adjustments, and was allocated to the licenses acquired as of the effective date, in addition to an acquisition-related deferred tax liability of $1,755. Of the total consideration, $1,000 was paid at signing in December 2024. A total of up to $1,500 is expected to be paid upon opening of the associated dispensary locations and a total of up to $1,500 is expected to be paid upon final closing of the associated transaction. One of the dispensary locations opened in March 2026, and a payment of $750 was made in May 2026 in accordance with the agreement. The total of these expected payments, less payments made, is included as a sellers’ note as of June 30, 2026 and December 31, 2025, as applicable; refer to Note 11, “Debt.” Refer to Note 8, “Variable Interest Entities,” for additional information regarding the Company’s VIEs, including Midwest Retail Partner One.
In January 2025, Midwest Retail Partner One entered into a definitive agreement to acquire a conditional adult-use license, which agreement is subject to regulatory approval. In conjunction with this definitive agreement, the parties entered into certain MSAs under which Midwest Retail Partner One will provide certain management and advisory services for a set fee. The parties also entered into a working capital loan and security agreement, under which Midwest Retail Partner One could loan up to $3,650 for the build-out of the associated dispensary. Based on the provisions of the MSAs and working capital loan, Midwest Retail Partner One obtained operational and financial influence over the underlying assets as of the February 2025 regulatory approval date of the MSAs. As such, this transaction was accounted for as an asset acquisition as of that date and the total consideration was allocated as the cost of the license acquired. In October 2025, the parties amended the definitive agreement to, among other provisions, reduce the $1,900 of total cash consideration by $150 and advance $450 at that time. The associated dispensary opened in May 2025 and final closing of the underlying transaction occurred in July 2026. At closing, the remaining $1,300 of cash consideration was paid and the working capital loan was forgiven. The closing payment was included as a sellers’ note as of June 30, 2026 and December 31, 2025. Direct transaction costs were not material. Refer to Note 8, “Variable Interest Entities,” for additional information regarding the Company’s VIEs, including the Midwest Retail Partner One.
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
In July 2025, the Company entered into certain amendments related to the Ohio Agreement that, among other provisions, permitted the Company to acquire the real property of the dispensary locations in advance of the license ownership transfer and advanced to the sellers $2,000 of the remaining $11,000 of cash consideration that was due at final closing (the “OPA Sellers’ Note”). Effective on August 5, 2025, the Company acquired the entity that holds the real property. In September 2025, the Company notified the sellers that it was exercising the option to acquire OPA. The related transaction closed in October 2025 and $7,000 of the OPA Sellers’ Note was paid at that time. The remaining $2,000 of total transaction consideration is included as a sellers’ note as of June 30, 2026 and December 31, 2025 (refer to Note 11, “Debt”) and will be remitted upon the final regulatory approval of the transfer of each of the two additional licenses, which the Company anticipates may occur within twelve months after each of the dispensary locations open. One of the locations opened in January 2026 and the second is expected to open by the end of 2026, subject to certain approvals.
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
5. INVENTORY
The components of inventory are as follows:

(in thousands)	June 30, 2026	December 31, 2025
Materials and supplies	$11,856	$10,921
Work in process	36,684	34,530
Finished goods	33,725	39,256
Total	$82,265	$84,707
Total compensation expense capitalized to inventory was $18,017 and $17,597 during the three months ended June 30, 2026 and 2025, respectively, and $36,908 and $35,089 during the six months ended June 30, 2026 and 2025, respectively. At June 30, 2026 and December 31, 2025, $14,482 and $15,706, respectively, of compensation expense remained capitalized as part of inventory. The Company recognized, as a component of cost of goods sold, total write-downs related to net realizable value adjustments, expired products, and obsolete packaging totaling $1,566 and $5,142 during the three months ended June 30, 2026 and 2025, respectively, and $2,210 and $6,916 during the six months ended June 30, 2026 and 2025, respectively. These amounts are included within “Other” on the unaudited Condensed Consolidated Statements of Cash Flows.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share data)

6. NOTES RECEIVABLE
In conjunction with a definitive agreement that the Company entered into in April 2025, as further described in Note 4, “Acquisitions,” the parties entered into a working capital loan agreement to provide a maximum of approximately $900 of funding for the respective build out of the associated dispensary. Borrowings under the working capital loan bore interest at a rate of 7% per annum, and borrowings and accrued interest were to be repaid following the termination of the related definitive agreement or settled as part of the associated transaction. The working capital loan provided for customary events of default and is secured by certain underlying assets. The Company provided the counterparty with $349 of funding under the working capital loan, which was outstanding as of December 31, 2025 and was included in “Notes receivable” on the unaudited Condensed Consolidated Balance Sheet. This amount was settled as part of the closing of an associated transaction; refer to Note 4, “Acquisitions.”
In March 2024, in conjunction with the settlement of a previously outstanding note receivable, the Company entered into a supply agreement that provides for the Company to receive $6,000 of inventory products, based on market prices, over the course of three years, with a maximum of $500 per quarter. The Company recorded this receivable net of an initial discount of $984 that is being accreted to interest income over the agreement term. A total of $240 and $153 of inventory was supplied under this agreement during the three months ended June 30, 2026 and 2025, respectively, and $490 and $407 was supplied during the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026 and December 31, 2025, $764 and $1,000, respectively, of the remaining receivable is included within “Other current assets” on the unaudited Condensed Consolidated Balance Sheets and $197 is included within “Other non-current assets” as of December 31, 2025. These amounts are net of reserves established in 2024 for collection risk, of which $1,000 is included in “Other current assets” and $1,083 is included within “Other non-current assets.”
Additionally, a total of $3,672 was outstanding at December 31, 2025 related to a promissory note issued to the owner of a property that the Company is renting, of which $184 and $3,488 was included in “Other current assets” and “Other non-current assets,” respectively, on the unaudited Condensed Consolidated Balance Sheet as of that date. In February 2026, the parties agreed to terminate this note and the Company received a payment of $3,000 in satisfaction of the obligations thereunder, and recognized a loss on settlement of $657, which is included within “General and administrative expenses” on the unaudited Condensed Consolidated Statements of Operations and “Other” on the unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2026.
No impairment losses on notes receivable were recognized during the six months ended June 30, 2026 or 2025, other than as described above.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share data)

7. PROPERTY AND EQUIPMENT
Property and equipment consists of the following:

(in thousands)	June 30, 2026	December 31, 2025
Leasehold improvements	$229,762	$219,389
Buildings	222,268	213,781
Furniture, fixtures, and equipment	98,005	92,168
Construction in progress	8,896	9,634
Land	5,782	5,782
Property and equipment, gross	564,713	540,754
Less: accumulated depreciation	183,153	158,352
Property and equipment, net	$381,560	$382,402
Total depreciation expense was $12,782 and $9,722 during the three months ended June 30, 2026 and 2025, respectively, and $25,317 and $19,582 during the six months ended June 30, 2026 and 2025, respectively. Total depreciation expense capitalized to inventory was $8,499 and $6,515 during the three months ended June 30, 2026 and 2025, respectively, and $16,886 and $13,534 during the six months ended June 30, 2026 and 2025, respectively. At June 30, 2026 and December 31, 2025, $1,718 and $1,966, respectively, of depreciation expense remained capitalized as part of inventory. Disposals and write-offs of accumulated depreciation during the six months ended June 30, 2026 were not material, other than as described below related to finance leases. During the three and six months ended June 30, 2026, the Company wrote off a total of $33 and $277, respectively, of certain construction in progress projects, which is included within “General and administrative expenses” on the unaudited Condensed Consolidated Statements of Operations for the respective periods and within “Other” on the unaudited Condensed Consolidated Statements of Cash Flows.
The table above includes the following amounts related to finance leases:

(in thousands)	June 30, 2026	December 31, 2025
Buildings	$137,340	$128,859
Vehicles(1)	2,853	2,801
Equipment(1)(2)	2,321	2,321
	142,514	133,981
Less: accumulated amortization(3)	10,004	5,249
Total(4)	$132,510	$128,732
(1)Included within “Furniture, fixtures, and equipment.”
(2)Equipment leased pursuant to a master lease agreement that was entered into in June 2022, which provided for up to $15,000 in aggregate, pursuant to individual lease agreements.
(3)Included within “Accumulated depreciation.” The Company wrote off fully amortized vehicle leases totaling $516 during the six months ended June 30, 2026.
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
Where we determine we are the primary beneficiary of a VIE, we consolidate the accounts of that VIE. The equity owned by other stockholders is shown, as applicable, as non-controlling interests in the accompanying unaudited Condensed Consolidated Balance Sheets, Statements of Operations, and Statements of Changes in Stockholders’ Equity (Deficit). The assets of the VIE can only be used to settle obligations of that entity, and any creditors of that entity generally have no recourse to the assets of other entities or the Company unless the Company separately agrees to be subject to such claims.
January 2024 Loan Agreement
In January 2024, the Company entered into a loan agreement pursuant to which the Company may provide financing (the “January 2024 Loan Agreement”), up to $3,000, as amended, at its sole discretion, to a third party (“Northeast Retail Partner One”). Borrowings under the January 2024 Loan Agreement bear interest at a rate of 20.0% per annum and are secured by substantially all of the assets and equity interests of the third party. The January 2024 Loan Agreement provides for customary events of default, contains certain covenants and other restrictions, has a ten-year term, as amended, and prepayment is permitted with prior written notice. The January 2024 Loan Agreement also contains certain provisions and restrictive covenants that provide the Company with operational and financial influence over Northeast Retail Partner One and also provides the Company with financial distributions based on the underlying associated results of operations. The Company has a direct equity ownership interest of 35% of the equity interests of the borrower and, based on the terms of the January 2024 Loan Agreement and other agreements, determined that it has a variable interest in Northeast Retail Partner One and that it is the primary beneficiary, and, therefore, Northeast Retail Partner One met the criteria for consolidation as of such date. The underlying entity received a conditional license approval for one dispensary that was determined to have a fair value of $1,050, which approximated the fair value of the non-controlling interest held by the third-party member as of the effective date. The dispensary subsequently opened in December 2025 (“Northeast Partnership Dispensary Four”). Since the entity is consolidated as a VIE, the intercompany activity related to the January 2024 Loan Agreement is eliminated in consolidation. The net loss attributable to the non-controlling interest was not significant during the three and six months ended June 30, 2026 and 2025.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share data)

February 2024 Loan Agreement
In February 2024, the Company entered into a loan agreement pursuant to which the Company may provide financing (the “February 2024 Loan Agreement”), as amended, at its sole discretion, to certain third party entities, including “Midwest Retail Partner One” and “Midwest Retail Partner Two,” as may be applicable. The Company and the third parties also entered into a support services agreement under which the Company will provide management and advisory services for a set monthly fee. Borrowings under the February 2024 Loan Agreement bear interest at a rate of 20% per annum and are secured by substantially all of the assets of the borrower. The February 2024 Loan Agreement provides for customary events of default, contains certain covenants and other restrictions, and provides for a default penalty of an additional 5% interest. The February 2024 Loan Agreement matures ten years from issuance, but may be extended if not otherwise converted prior to maturity, with borrowings and interest not due until such time. The February 2024 Loan Agreement provides the Company with the option to convert the outstanding balance into equity interests of the borrower, up to 100%, as may be permissible by applicable regulations at such time.
The February 2024 Loan Agreement contains certain provisions and restrictive covenants that provide the Company with operational and financial influence over the third party entities. The Company determined that the terms and provisions of the February 2024 Loan Agreement and support services agreement create a variable interest in these third party entities and that it is the primary beneficiary, and, therefore, met the criteria for consolidation as of such date. Since the third party entities are consolidated as VIEs, the intercompany activity related to the February 2024 Loan Agreement and the related support services agreement is eliminated in consolidation. The third party entities held no assets at the time the agreements were entered into and the non-controlling interest was determined to have a de minimis fair value as of that date. The net loss attributable to the non-controlling interest was not significant during the three and six months ended June 30, 2026 and 2025.
Recent Transactions
Refer to Note 4, “Acquisitions,” for information regarding certain transactions related to Midwest Retail Partner One that are consolidated as of June 30, 2026.
Detroit License Holder
In September 2024, the Company acquired 49% of the member interests of an entity (the “Detroit License Holder”) that received conditional approval for an adult-use license in Detroit, Michigan (the “Detroit License”). The Detroit License was subsequently transferred to the Company’s dispensary in Detroit, Michigan, which re-opened in February 2025. Based on the provisions of the various associated agreements, the Company determined that the Detroit License Holder is a VIE and the Company became the primary beneficiary as of the closing date; therefore, the Detroit License Holder is consolidated as a VIE. The underlying transaction agreement provided for an earn-out of up to $2,250 of additional consideration based upon the achievement of certain levels of sales during a specified twelve-month period following the commencement of adult-use sales at the dispensary, which sales commenced in February 2025. The estimated fair value of the contingent consideration was $340 as of December 31, 2025 and was included within “Other non-current liabilities” on the unaudited Condensed Consolidated Balance Sheet as of that date. This amount was reversed during the six months ended June 30, 2026 upon determination that the earn-out criteria would not be met, and is included within “General and administrative expenses” on the unaudited Condensed Consolidated Statements of Operations and within “Other” on the unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2026.

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
In February 2025, the Company and Northeast Retail Partner Two entered into a definitive agreement to acquire an entity that received licensing approvals for the operation of an adult-use dispensary for a total of $650 of cash consideration. The opening of this dispensary is subject to regulatory approval, which is expected to be received in the second half of 2026, subject to the discretion of the applicable regulatory authorities. The total cash consideration was allocated to the cost of the license, in addition to an acquisition-related deferred tax liability of $285. Of the total consideration, $250 was paid at signing and the remaining $400 was paid upon the one-year anniversary of the agreement date in February 2026, which was included as a sellers’ note as of December 31, 2025; refer to Note 11, “Debt.” The non-controlling interest was determined to have a de minimis fair value and the net loss attributable to the non-controlling interest was not significant during the three and six months ended June 30, 2026 and 2025.
Northeast Retail Partner Three Loan Agreement
At its sole discretion, the Company may provide funding to a third party (“Northeast Retail Partner Three”) pursuant to a loan agreement (the “Northeast Retail Partner Three Loan Agreement”). The Northeast Retail Partner Three Loan Agreement provides the Company with the option to convert the outstanding balance into equity interests of the borrower, up to 100%, as may be permissible by applicable regulations at such time. Borrowings under the Northeast Retail Partner Three Loan Agreement bear interest at a rate of 20% per annum and are secured by substantially all of the then-current or future assets of the borrower, as applicable. The Northeast Retail Partner Three Loan Agreement matures ten years from issuance, but may be extended if not otherwise converted prior to maturity, with borrowings and interest not due until such time. This third party held no assets at the time the agreements were entered into and the non-controlling interest was determined to have a de minimis fair value as of that date. Since the entity is consolidated as a VIE, the intercompany activity related to the Northeast Retail Partner Three Loan Agreement is eliminated in consolidation. The net loss attributable to the non-controlling interest was not significant during the three and six months ended June 30, 2026 and 2025. Refer to Note 4, “Acquisitions,” for information regarding certain transactions related to Northeast Retail Partner Three that are consolidated as of June 30, 2026.

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
In March 2025, the Company and Northeast Retail Partner Four entered into a definitive agreement to acquire an entity that received licensing approvals for the operation of an adult-use dispensary, subject to regulatory approval, for a total of $1,500 of cash consideration, of which $1,383 was allocated to the cost of the license and $117 was allocated to the security deposit for the associated lease which the Company assumed; refer to Note 10, “Leases,” for additional information regarding the Company’s lease arrangements. Additionally, the Company recorded an acquisition-related deferred tax liability of $607, which was allocated to the license as additional cost basis as of the effective date. Of the total consideration, $250 was paid as a deposit during the fourth quarter of 2024 and $250 was paid at signing. The remaining $1,000 was included as a sellers’ note as of December 31, 2025 (refer to Note 11, “Debt”) and was paid in April 2026 in conjunction with the opening of the dispensary. The net loss attributable to the non-controlling interest was not significant during the three and six months ended June 30, 2026 and 2025.
Northeast Retail Partner Five Loan Agreement
In March 2026, the Company and a third party (“Northeast Retail Partner Five”) entered into a loan agreement pursuant to which the Company may provide, at its sole discretion, financing to Northeast Retail Partner Five (the “Northeast Retail Partner Five Loan Agreement”). Borrowings under the Northeast Retail Partner Five Loan Agreement bear interest at a rate of 20% per annum and are secured by substantially all of the then-current and future assets and equity interests of the borrower. The Northeast Retail Partner Five Loan Agreement provides for customary events of default, contains certain covenants and other restrictions, and has a ten-year term. The Northeast Retail Partner Five Loan Agreement also contains provisions and restrictive covenants that provide the Company with operational and financial influence over Northeast Retail Partner Five and the underlying operating agreement provides the Company with financial distributions based on the associated results of operations. The Company has a direct equity ownership interest of 35% of the equity interests in the borrower and, based on the terms and provisions of the Northeast Retail Partner Five Loan Agreement and associated agreements, determined that it has a variable interest in Northeast Retail Partner Five and that it is the primary beneficiary, and, therefore, met the criteria for consolidation as of such date. The non-controlling interest was determined to have a de minimis fair value. Since the entity is consolidated as a VIE, the intercompany activity related to the Northeast Retail Partner Five Loan Agreement is eliminated in consolidation. Together with Northeast Retail Partner Five, the Company anticipates opening Northeast Retail Partnership Dispensary Five, which is associated with a conditional adult-use license that was acquired but is not yet operational; refer to Note 4, “Acquisitions.” The net loss attributable to the non-controlling interest was not significant during the three and six months ended June 30, 2026.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share data)

Northeast Retail Partner Six Loan Agreement
In March 2026, the Company and a third party (“Northeast Retail Partner Six”) entered into a loan agreement pursuant to which the Company may provide to Northeast Retail Partner Six financing (the “Northeast Retail Partner Six Loan Agreement”), at its sole discretion. Borrowings under the Northeast Retail Partner Six Loan Agreement bear interest at a rate of 20% per annum and are secured by substantially all of the then-current and future assets and equity interests of the borrower. The Northeast Retail Partner Six Loan Agreement provides for customary events of default, contains certain covenants and other restrictions, and has a ten-year term. The Northeast Retail Partner Six Loan Agreement also contains provisions and restrictive covenants that provide the Company with operational and financial influence over Northeast Retail Partner Six and the underlying operating agreement provides the Company with financial distributions based on the associated results of operations. The Company has a direct equity ownership interest of 35% of the equity interests in the borrower and, based on the terms and provisions of the Northeast Retail Partner Six Loan Agreement and associated agreements, determined that it has a variable interest in Northeast Retail Partner Six and that it is the primary beneficiary, and, therefore, met the criteria for consolidation as of such date. The non-controlling interest was determined to have a de minimis fair value. Since the entity is consolidated as a VIE, the intercompany activity related to the Northeast Retail Partner Six Loan Agreement is eliminated in consolidation. Together with Northeast Retail Partner Six, the Company anticipates opening Northeast Retail Partnership Dispensary Six, which is associated with a conditional adult-use license that was acquired but is not yet operational; refer to Note 4, “Acquisitions.” The net loss attributable to the non-controlling interest was not significant during the three and six months ended June 30, 2026.
Northeast Retail Partner Seven Loan Agreement
In April 2026, the Company entered into a loan agreement pursuant to which the Company may provide financing (the “Northeast Retail Partner Seven Loan Agreement”), at its sole discretion, to a third party (“Northeast Retail Partner Seven”). The parties also entered into a support services agreement under which the Company will provide management and advisory services for a set monthly fee. Borrowings under the Northeast Retail Partner Seven Loan Agreement bear interest at a rate of 20% per annum and are secured by substantially all of the assets of the borrower. The Northeast Retail Partner Seven Loan Agreement provides for customary events of default, contains certain covenants and other restrictions, and provides for a default penalty of an additional 5% interest. The Northeast Retail Partner Seven Loan Agreement matures ten years from issuance, but may be extended if not otherwise converted prior to maturity, with borrowings and interest not due until such time. The Northeast Retail Partner Seven Loan Agreement provides the Company with the option to convert the outstanding balance into equity interests of the borrower, up to 100%, as may be permissible by applicable regulations at such time.
The Northeast Retail Partner Seven Loan Agreement contains certain provisions and restrictive covenants that provide the Company with operational and financial influence over Northeast Retail Partner Seven. The Company determined that the terms and provisions of the Northeast Retail Partner Seven Loan Agreement and support services agreement create a variable interest in Northeast Retail Partner Seven and that it is the primary beneficiary, and, therefore, met the criteria for consolidation as of such date. Since the entity is consolidated as a VIE, the intercompany activity related to the Northeast Retail Partner Seven Loan Agreement and the related support services agreement is eliminated in consolidation. Northeast Retail Partner Seven held no assets at the time the agreements were entered into and the non-controlling interest was determined to have a de minimis fair value as of that date. The net loss attributable to the non-controlling interest was not significant during the three months ended June 30, 2026.
Refer to Note 4, “Acquisitions,” for information regarding certain transactions that are consolidated as of June 30, 2026.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share data)

Financial Information
The following tables present the summarized financial information about the Company’s consolidated VIEs which are included in the unaudited Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025 and in the unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2026 and 2025, as applicable. Beginning in the fourth quarter of 2025, a previously consolidated VIE became wholly-owned following the closing of the underlying transaction and is therefore excluded from the balance sheet information as of June 30, 2026 and December 31, 2025, with the related results for 2025 included through such date. The information below excludes intercompany balances and activity that eliminate in consolidation and includes the related acquisition details disclosed in Note 4, “Acquisitions.”

(in thousands)	June 30, 2026	December 31, 2025
Current assets	$28,155	$16,014
Other non-current assets	110,829	67,711
Current liabilities	37,147	19,523
Non-current liabilities	35,532	22,137
Deficit attributable to AWH	(2,392)	(5,213)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Revenue, net	$17,914	$14,170	$30,040	$25,015
Net income	3,873	1,284	2,821	1,039
9. INTANGIBLE ASSETS AND GOODWILL

(in thousands)	June 30, 2026	December 31, 2025
Intangible Assets
Licenses and permits	$292,870	$282,745
In-place leases	7,100	7,100
Trade names	380	380
	300,350	290,225
Accumulated amortization:
Licenses and permits	(96,914)	(86,673)
In-place leases	(7,100)	(7,100)
Trade names	(380)	(380)
	(104,394)	(94,153)

Total intangible assets, net	$195,956	$196,072
Amortization expense related to intangible assets was $6,833 and $6,796 during the three months ended June 30, 2026 and 2025, respectively, and $13,640 and $13,410 during the six months ended June 30, 2026 and 2025, respectively. Total amortization expense capitalized to inventory was $582 and $754 during the three months ended June 30, 2026 and 2025, respectively, and $1,337 and $1,509 during the six months ended June 30, 2026 and 2025, respectively. At June 30, 2026 and December 31, 2025, $270 and $399, respectively, of amortization expense remained capitalized as part of inventory. During the six months ended June 30, 2026, the Company de-recognized an intangible asset with net book value of $3,529, net of accumulated amortization of $3,399; refer to Note 4, “Acquisitions,” for additional details regarding this transaction.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share data)

Goodwill

(in thousands)
Balance, December 31, 2025	$58,453
Acquisitions(1)	7,015
Adjustments to purchase price allocation(1)	(100)
Balance, June 30, 2026	$65,368
(1)Refer to Note 4, “Acquisitions,” for additional information.
No impairment indicators were noted during the six months ended June 30, 2026 or 2025 and, as such, we did not record any impairment charges during either period.
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
The components of lease assets and lease liabilities and their classification on the unaudited Condensed Consolidated Balance Sheets were as follows:

(in thousands)	Classification	June 30, 2026	December 31, 2025
Lease assets
Operating leases	Operating lease right-of-use assets	$46,568	$47,063
Finance leases	Property and equipment, net	132,510	128,732
Total lease assets		$179,078	$175,795

Lease liabilities
Current liabilities
Operating leases	Operating lease liabilities, current	$3,144	$2,771
Finance leases	Finance lease and other lease financing liabilities, current	3,424	2,924
Non-current liabilities
Operating leases	Operating lease liabilities, non-current	59,942	60,546
Finance leases	Finance lease and other lease financing liabilities, non-current	251,844	243,813
Total lease liabilities		$318,354	$310,054

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share data)

The components of lease costs and classification within the unaudited Condensed Consolidated Statements of Operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Operating lease costs
Capitalized to inventory	$3,155	$9,006	$6,104	$18,297
General and administrative expenses	28	3,432	250	4,502
Total operating lease costs	$3,183	$12,438	$6,354	$22,799

Finance lease costs
Amortization of leased assets(1)	$2,705	$703	$5,271	$1,107
Interest on lease liabilities	8,981	595	17,708	695
Total finance lease costs	$11,686	$1,298	$22,979	$1,802
(1)Included as a component of depreciation expense within “General and administrative expenses” on the accompanying unaudited Condensed Consolidated Statements of Operations.
At June 30, 2026 and December 31, 2025, $2,150 and $5,297, respectively, of lease costs remained capitalized in inventory.
The following table presents information on short-term and variable lease costs:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Total short-term and variable lease costs	$1,209	$945	$2,152	$2,014
Sublease income generated during the three and six months ended June 30, 2026 and 2025 was immaterial.
The following table includes supplemental cash and non-cash information related to our leases:

	Six Months Ended June 30,
(in thousands)	2026	2025
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$6,182	$21,042
Operating cash flows for finance leases	17,708	695
Financing cash flows for finance leases	519	847
ROU assets obtained in exchange for new lease obligations
Operating leases	$1,066	$1,479
Finance leases	9,050	3,578

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share data)

The following table summarizes the weighted-average remaining lease term and discount rate:

	June 30, 2026	December 31, 2025
Weighted-average remaining term (years)
Operating leases	10.2	10.6
Finance leases	16.3	16.9
Weighted-average discount rate
Operating leases	16.3%	16.3%
Finance leases	14.6%	14.6%
The amounts of future undiscounted cash flows related to the lease payments over the lease terms and the reconciliation to the present value of the lease liabilities as recorded on our unaudited Condensed Consolidated Balance Sheet as of June 30, 2026 are as follows:

(in thousands)	Operating Lease Liabilities	Finance Lease Liabilities
Remainder of 2026	$6,323	$18,824
2027	12,848	37,970
2028	13,125	38,551
2029	13,069	39,470
2030	12,461	40,457
Thereafter	78,784	556,860
Total lease payments	136,610	732,132
Less: imputed interest	73,524	476,864
Present value of lease liabilities	$63,086	$255,268
Other Lease Financing Activity
The following table presents cash payments due under transactions that did not qualify for sale-leaseback treatment. The cash payments are allocated between interest and liability reduction, as applicable. The “sold” assets remain within land, buildings, and leasehold improvements, as appropriate, for the duration of the lease. A lease financing liability equal to the amount of proceeds received is recorded within “Finance lease and other lease financing liabilities, non-current” on the unaudited Condensed Consolidated Balance Sheets, and totaled $18,100 as of each of June 30, 2026 and December 31, 2025.

(in thousands)	Remainder of 2026	2027	2028	2029	2030	Thereafter	Total
Cash payments due under financing liabilities	$1,309	$2,665	$2,741	$2,497	$1,596	$6,512	$17,320

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share data)

11. DEBT

(in thousands)	June 30, 2026	December 31, 2025
2024 Term Notes(1)	$300,000	$300,000
Sellers’ notes(2)	25,133	10,200
Mortgage Note(3)	9,228	9,320
Total debt	$334,361	$319,520

Current portion of debt	25,328	10,387
Less: unamortized deferred financing costs	19	19
Current portion of debt, net	$25,309	$10,368

Long-term debt	309,033	309,133
Less: unamortized deferred financing costs	15,517	18,029
Long-term debt, net	$293,516	$291,104
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
In May 2025, the Company borrowed an additional $50,000 through the issuance of additional term loans (the “May 2025 Term Notes,” and, together with the July 2024 Term Notes and January 2025 Term Notes, the “2024 Term Notes”). The May 2025 Term Notes were issued at 97.5% of face value and are subject to the same terms and provisions of the July 2024 Loan Agreement, including the interest rate and maturity date thereunder, as further described below. The May 2025 Term Notes were funded by existing lenders and met the criteria for modification accounting treatment. The total of the original issue discount and other capitalized direct financing fees was approximately $1,600 and will be amortized over the associated term using the straight-line method, which approximates the interest method. The Company incurred approximately $700 of other expenses associated with this transaction that were not capitalizable and were included within “General and administrative expenses” on the unaudited Condensed Consolidated Statements of Operations for that period. The Company utilized the net proceeds from the May 2025 Term Notes, along with cash on hand, to prepay the remaining $60,000 of borrowings then-outstanding under the 2021 Credit Facility.

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
Pursuant to the July 2024 Loan Agreement, the Company has agreed to comply with certain customary covenants, including, but not limited to, restrictions on the Company’s ability to: declare or pay dividends or make certain other payments; purchase, redeem, or otherwise purchase or retire for value any equity interests or any subordinated indebtedness or otherwise make any restricted investment or restricted payment; incur certain indebtedness; create certain liens; consolidate, amalgamate, merge, or transfer all or substantially all of the assets of the Company and certain restricted subsidiaries taken as a whole; enter into certain transactions with affiliates; and engage in certain types of businesses. Additionally, the July 2024 Loan Agreement provides for customary events of default which, if certain of them occur, would permit certain parties, including holders of not less than 25% in aggregate principal of the then-outstanding 2024 Term Notes to declare the principal of, and interest or premium, if any, and any other monetary obligations on, all the then-outstanding 2024 Term Notes to be due and payable immediately. In January 2025, the July 2024 Loan Agreement was amended to modify certain terms and provisions, which amended terms and provisions were not due to actual or anticipated covenant violations. The July 2024 Loan Agreement, as amended, requires the Company, on a consolidated basis, to maintain liquidity, consisting of cash and/or cash equivalents plus any future revolving credit availability, as of the last day of each fiscal month in an aggregate amount of at least $20,000, with which the Company was in compliance as of June 30, 2026. The Company is required to comply with certain other financial covenants in contemplation of certain transactions or events, such as acquisitions and other financing activities, if and as applicable, as defined within and provided for under the July 2024 Loan Agreement, as amended.
(2)Sellers’ notes consist of amounts owed for acquisitions or other purchases and are included within Current portion of debt, net as of June 30, 2026 and December 31, 2025; refer to Note 4, “Acquisitions,” and Note 8, “Variable Interest Entities,” for additional information regarding the underlying transactions. As of June 30, 2026 and December 31, 2025, sellers’ notes included the OPA Sellers’ Note which had a balance of $2,000, and is included in “Current portion of debt, net” as of each date. As of June 30, 2026 and December 31, 2025, sellers’ notes includes a total of $3,550 and $6,800, respectively, related to acquisitions associated with Midwest Retail Partner One. Additionally, the balance as of June 30, 2026 includes $2,800 related to Northeast Partnership Dispensaries Seven and Eight and $16,783 related to the Midwest Partnership Two Dispensaries Sellers’ Note. The Midwest Partnership Two Dispensaries Sellers’ Note was recorded net of an initial discount of $2,200 that was calculated as of the transaction date utilizing the Company’s estimated incremental borrowing rate based on an anticipated payment date and is being accreted to interest expense over that expected term. Sellers’ notes as of December 31, 2025 also includes $400 that was paid during the first quarter of 2026 and a total of $4,058, as adjusted for working capital settlements, that was paid during the second quarter of 2026, related to transactions that are further described in Note 4, “Acquisitions,” and Note 8, “Variable Interest Entities.”

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share data)

(3)On September 29, 2025, certain of the Company’s subsidiaries (the “Borrowing Subsidiaries”) entered into a loan agreement and related promissory note with an aggregate principal amount of $9,345 (the “Mortgage Note”), which was borrowed in full. The Company anticipates utilizing the net proceeds for general corporate purposes, including to fund growth initiatives. The Mortgage Note matures on September 29, 2030 and borrowings thereunder bear interest at a rate of 8.5% per annum. Monthly payments of principal and interest commenced on November 1, 2025. Principal will be repaid based on an amortization period of twenty years and any unpaid principal and accrued interest will be due and payable upon maturity. As of June 30, 2026 and December 31, 2025, $195 and $187, respectively, of principal is included within “Current portion of debt, net” and $9,033 and $9,133, respectively, is included within “Long-term debt, net” on the unaudited Condensed Consolidated Balance Sheets. The Company incurred $102 of direct financing fees associated with the Mortgage Note, which will be amortized over the respective term. The obligations under the Mortgage Note are secured by mortgages on three properties that the Company owns in Ohio, as well as assignment of any leases and rent amounts related to these properties that the Company may enter into. The Mortgage Note contains customary representations and events of default. The Borrowing Subsidiaries have agreed to comply with certain customary covenants, including, but not limited to, restrictions on their ability to: incur additional indebtedness; create certain liens; make material changes to the nature of the business conducted; and sell, lease, transfer, or otherwise dispose of all or a substantial part of their assets. The Mortgage Note also requires the Borrowing Subsidiaries to maintain a debt service coverage ratio (as defined in the Mortgage Note) of not less than 1.30 to 1.00 measured annually based on the entire calendar year and commencing on December 31, 2026.
Debt Maturities
As of June 30, 2026, the following cash payments are required under our debt arrangements:

(in thousands)	Remainder of 2026	2027	2028	2029	2030	Total
Mortgage Note(1)	$94	$203	$219	$241	$8,471	$9,228
Term note maturities	—	—	—	300,000	—	300,000
(1)Principal payments due under the Mortgage Note.
The table above excludes amounts due under sellers’ notes, as the timing of such payments is uncertain and may vary based on regulatory approval of the underlying transactions. Certain payments include an interest accretion component.
Interest Expense
Interest expense during the three and six months ended June 30, 2026 and 2025 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Cash interest	$9,738	$9,447	$19,367	$18,639
Interest on finance leases	8,981	595	17,708	695
Non-cash accretion	1,439	1,266	2,695	2,541
Interest on financing liabilities(1)	643	624	1,284	1,247
Loss on extinguishment of debt(2)	—	126	—	126
Total	$20,801	$12,058	$41,054	$23,248
(1)Interest on financing liabilities related to failed sale leaseback transactions. See Note 10, “Leases,” for additional details.
(2)The three and six months ended June 30, 2025 include a loss on extinguishment related to a prepayment associated with the 2021 Credit Facility, primarily related to the write-off of unamortized deferred financing costs.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share data)

12. STOCKHOLDERS’ EQUITY (DEFICIT)
The Company has authorized 750,000 shares of Class A common stock with a par value of $0.001 per share and 10,000 shares of preferred stock with a par value of $0.001 per share. As of December 31, 2025 and March 31, 2026, the Company also had authorized 100 shares of Class B common stock with a par value of $0.001 per share, of which 65 shares were issued and outstanding as of each date. Holders of each share of Class A common stock are entitled to one vote per share and holders of Class B common stock were entitled to 1,000 votes per share. Holders of Class A common stock and Class B common stock voted together as a single class on all matters (including the election of directors) submitted to a vote of stockholders, unless otherwise required by law or our certificate of incorporation. Each share of Class B common stock was convertible at any time into one share of Class A common stock at the option of the holder.
On May 4, 2026, in accordance with the automatic conversion provisions of the Company’s certificate of incorporation, each share of Class B common stock then-outstanding automatically converted into one share of Class A common stock on a one-for-one basis. Accordingly, all 65 shares of Class B common stock that were issued and outstanding were converted and retired effective May 4, 2026. Effective May 5, 2026, following such automatic conversion and the filing of a Certificate of Retirement with the Secretary of State of the State of Delaware, the total number of authorized shares of the Company's common stock decreased from 750,100 to 750,035 and the number of authorized shares of Class B common stock decreased from 100 to 35. As disclosed in the Company's prospectus for its initial public offering and in subsequent periodic reports, no further shares of Class B common stock will be issued.
The following table summarizes the total shares of Class A common stock and Class B common stock outstanding as of June 30, 2026 and December 31, 2025:

(in thousands)	June 30, 2026	December 31, 2025
Shares of Class A common stock	203,050	202,152
Shares of Class B common stock	—	65
Total	203,050	202,217
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
Warrants
Warrants to acquire a total of 1,839 shares of Class A common stock with a weighted-average exercise price of $3.10 were outstanding as of December 31, 2025. These warrants were equity-classified instruments with an estimated fair value of $0.84 per warrant, which was calculated at issuance using a Black-Scholes model utilizing assumptions that included a volatility of 70.0% and a risk-free rate of 3.0%. These warrants expired without being exercised on June 30, 2026. No gain or loss was recognized upon expiration and the related amounts remained within additional paid-in capital. Following the expiration of these warrants, there are no warrants outstanding as of June 30, 2026.

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
On March 9, 2023, the Company’s board of directors unanimously approved, subject to stockholder approval, an amendment to the 2021 Plan (the “Amendment” and together with the 2021 Plan, the “Amended 2021 Plan”) to increase the maximum number of shares of Class A common stock available for issuance under the Amended 2021 Plan to an amount not to exceed 10% of the total number of issued and outstanding shares of Class A common stock, on a non-diluted basis, as constituted on the grant date of an award pursuant to the Amended 2021 Plan. On May 5, 2023, the stockholders of the Company voted to approve the Amendment, and on April 29, 2026, the stockholders of the Company voted to reapprove the Amended 2021 Plan in accordance with the policies of the CSE. As of June 30, 2026, there were 6,717 shares of Class A common stock available for grant for future equity-based compensation awards under the Amended 2021 Plan. Activity related to awards issued under the Amended 2021 Plan is further described below. As of June 30, 2026, no SAR Awards and no RSAs had been granted under the Amended 2021 Plan.
Stock Options
The following table summarizes stock option activity during the six months ended June 30, 2026:

	Options Outstanding
(in thousands, except per share amounts)	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value(1)
Outstanding, December 31, 2025	12,447	$0.71	1.6	$3,470
Granted	200	1.25
Exercised	(65)	0.35		$18
Forfeited	(360)	0.38
Expired	(258)	0.76
Outstanding, June 30, 2026	11,964	$0.73	1.2	$1,303
Exercisable at June 30, 2026	7,191	$0.96	1.2	$630
(1)Based on the amount by which the closing market price of our Class A common stock exceeds the exercise price on each date indicated.
Total unrecognized stock-based compensation expense related to unvested options was $480 as of June 30, 2026, which is expected to be recognized over a weighted-average remaining period of 0.8 years.
We determine the fair value of stock options on the grant date using a Black-Scholes option pricing model. The weighted-average fair value of stock options granted during the six months ended June 30, 2026 was $0.24 per share and was calculated on the date of grant using weighted-average assumptions that included a risk-free interest rate of 3.6%, an expected term of 3.75 years, no dividend yield, and an expected volatility of 70.0%.
In August 2026, the Company granted a total of 6,337 of stock options with an exercise price of $0.40 that will vest quarterly over a one-year period and will be exercisable for a two-year period from the grant date.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share data)

Restricted Stock Units
The following table summarizes the RSU activity during the six months ended June 30, 2026:

	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value per Share
Unvested, December 31, 2025	2,420	$1.09
Granted	471	0.47
Vested(1)	(1,067)	1.02
Forfeited	(200)	1.17
Unvested, June 30, 2026	1,624	$1.04
(1)Includes 299 vested shares that were withheld to cover tax obligations and were subsequently cancelled.
As of June 30, 2026, total unrecognized compensation cost related to the RSUs was $1,212, which is expected to be recognized over a weighted-average remaining period of 1.5 years.
Performance-Based Awards
In August 2024, the Company’s Board approved an award of 3,000 RSUs pursuant to an employment agreement that were not granted as of June 30, 2026 or as of the date of filing of this Quarterly Report on Form 10-Q, and no shares have been issued in respect thereof. These awards, once granted, will be subject to certain vesting conditions, including the achievement of certain stock price targets and continued service to the Company.
Compensation Expense by Type of Award
The following table details the equity-based compensation expense by type of award for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
RSUs	$334	$482	$589	$1,081
Stock Options	165	29	360	58
Total equity-based compensation expense	$499	$511	$949	$1,139
During the three months ended June 30, 2026 and 2025, the Company recognized $170 and $124, respectively, of expense within “General and administrative expenses” and $709 and $164, respectively, within “Cost of goods sold.” During the six months ended June 30, 2026 and 2025, the Company recognized $291 and $502, respectively, of expense within “General and administrative expenses” and $1,035 and $1,302, respectively, within “Cost of goods sold.” Of the total equity-based compensation expense, $329 and $387 was capitalized to inventory during the three months ended June 30, 2026 and 2025, respectively, and $658 and $637 was capitalized during the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026 and December 31, 2025, $1,074 and $1,451, respectively, remained capitalized in inventory.
Employee Stock Purchase Plan
In July 2021, the Company also adopted an employee stock purchase plan (the “2021 ESPP”), pursuant to which 4,000 shares of Class A common stock are reserved for issuance thereunder, subject to certain adjustments and other terms. No shares have been issued under the 2021 ESPP as of June 30, 2026.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share data)

14. INCOME TAXES

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Loss before income taxes	$(15,527)	$(12,576)	$(33,113)	$(20,803)
Income tax (benefit) expense	(5,721)	11,831	6,186	22,862
Effective tax rate	36.8%	(94.1)%	(18.7)%	(109.9)%

Gross profit	$45,491	$41,392	$90,373	$80,953
Effective tax rate on gross profit	(12.6%)	28.6%	6.8%	28.2%
Under the limitations of IRC Section 280E, which applies to Schedule I and Schedule II controlled substances, cannabis companies are only allowed to deduct expenses directly related to the sales of product (cost of goods sold). This results in permanent differences between ordinary and necessary business expenses deemed non-allowable under IRC Section 280E and those allowed for financial statement reporting purposes (“book-to-tax” differences). Cannabis companies operating in states that align their tax codes with IRC Section 280E are also unable to deduct ordinary and necessary business expenses for state tax purposes. Ordinary and necessary business expenses deemed non-deductible under IRC Section 280E are treated as permanent book-to-tax differences. Therefore, the effective tax rate on income realized by cannabis companies can be highly variable and may not necessarily correlate with pre-tax income or loss.
On April 23, 2026, the U.S. Department of Justice (the “DOJ”) issued an order rescheduling cannabis products subject to qualifying state medical cannabis licenses and other cannabis products that are FDA-approved from Schedule I to Schedule III under the Controlled Substances Act (21 U.S.C. § 801 et seq.) (the “CSA”) (the “April 2026 Order”). Because IRC Section 280E applies exclusively to Schedule I and Schedule II controlled substances, this rescheduling removes IRC Section 280E expense disallowances for qualifying medical cannabis activities. The Department of the Treasury and the Internal Revenue Service (“IRS”) announced that forthcoming transition guidance will apply this relief to the full 2026 taxable year for qualifying medical cannabis activities. For businesses that operate both medical and adult-use cannabis under state licenses, the IRS has indicated that the guidance will include clarification on activity-based allocation and apportionment. The specific details and timing of such guidance remain unclear. Accordingly, the extent to which the Company may ultimately benefit from relief under IRC Section 280E is uncertain.
As of June 30, 2026, the Company recognized relief from IRC Section 280E for its qualifying medical cannabis activities. Adult-use (recreational) cannabis operations remain classified under Schedule I, and, accordingly, IRC Section 280E remains applicable with regard to disallowance rules related to adult-use operations and apportioned shared expenses, pending further regulatory developments. State conformity to federal rescheduling varies, and the Company will evaluate state tax impacts as regulations and state guidance evolve.
The Company’s quarterly tax provision is calculated under the discrete method which treats the interim period as if it were the annual period and determines the income tax expense or benefit on that basis. The discrete method is applied when application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The Company believes, at this time, the use of this discrete method is more appropriate than the annual effective tax rate method due to the high degree of uncertainty in estimating annual pre-tax income.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share data)

As of June 30, 2026 and December 31, 2025, the Company has net deferred tax liabilities of $17,794 and $21,515, respectively, which are reflected net of a valuation allowance of $3,983 and $1,803, respectively. The Company’s valuation allowance is primarily attributable to various states’ net operating loss and credit carryforwards related to limitations on business interest expense carryover amounts. In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some portion, or all, of its deferred tax assets will not be realized and reflects a valuation allowance to the extent that the full benefit may not be realized in the applicable jurisdictions based on estimates of future taxable income.
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

Six Months Ended June 30, 2026
Balance, December 31, 2025	$203,884
Additions for tax positions related to the current year	15,065
Additions for tax positions related to prior years	10,356
Decrease related to settlements with taxing authorities	(14,818)
Balance, June 30, 2026	$214,487
A total of $14,818 was released from the Company’s reserve during the three and six months ended June 30, 2026 with regard to specific matters for tax positions that were settled with taxing authorities, which favorably impacted the Company’s effective tax rates for the current year periods. The Company is evaluating the impact of the April 2026 Order on its existing uncertain tax positions recorded under IRC Section 280E, but, given the limited implementation guidance issued to date, the Company has not adjusted prior year positions as of the date these Financial Statements were issued.
A total of $47,419 of interest and penalties is accrued for the uncertain tax positions as of June 30, 2026, including $10,554 related to the current year, $39,300 for prior years, less $2,435 that was released in conjunction with a decrease to the uncertain tax liability reserve settlements for settlements with taxing authorities during the three and six months ended June 30, 2026. A total of $39,300 of interest and penalties was accrued as of December 31, 2025, which included $19,132 for the year then ended and $20,168 for prior years.
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
In July 2025, the U.S. government enacted a reconciliation bill, commonly referred to as the One Big Beautiful Bill Act (the “Act”), with certain provisions of the Act effective in 2025 and other provisions becoming effective in 2026 and beyond. Among the various provisions contained in the Act, modifications to Section 163(j) interest expense limitations are expected to favorably impact the Company’s state tax calculations. We reflected a discrete tax event during the three and six months ended June 30, 2026 which resulted in reductions to our uncertain tax position of $480 and $695, respectively. Additionally, during the three and six months ended June 30, 2026, our deferred tax liabilities increased by $642 and $925, respectively, resulting from state decoupling considerations. The net impact to the effective tax rate was not material. The Company continues to evaluate the impact of the various provisions of the Act, but does not expect the other provisions will have a material impact on its effective tax rate.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share data)

15. COMMITMENTS AND CONTINGENCIES
Commitments
The Company does not have significant future annual commitments, other than those related to leases and debt, which are disclosed in Notes 10 and 11, respectively, and certain payments related to acquisitions, as disclosed in Note 4. The Company has commercial relationships with license holders across the markets in which it operates with mutually beneficial purchasing and supply arrangements entered into in the ordinary course of business.
In April 2025, the Company entered into a definitive agreement pursuant to which the Company proposes to acquire an entity in Ohio that owns and operates a dispensary in Ohio and receive $1,000 of cash consideration in exchange for an entity that holds a conditional dispensary license that the Company expects to receive. This transaction is subject to certain closing conditions, including regulatory approvals. The parties also entered into a working capital loan agreement to provide a maximum of approximately $900 of funding for build-out expenditures incurred by the Company. Borrowings under the working capital loan bear interest at a rate of 7% per annum, and borrowings and accrued interest are to be repaid following the termination of the related definitive agreement or settled as part of the associated transaction. The working capital loan provides for customary events of default and is secured by certain underlying assets. This transaction is with a specific buyer and the Company determined the underlying assets do not meet the criteria to be classified as held-for-sale as of June 30, 2026.
Through the acquisition of Story of PA CR, LLC (“Story of PA”) in April 2022, the Company is party to a research collaboration agreement with the Geisinger Commonwealth School of Medicine (“Geisinger”), a Pennsylvania Department of Health-Certified Medical Marijuana Academic Clinical Research Center, pursuant to which the Company will help fund clinical research to benefit the patients of Pennsylvania. A total of up to $10,000 of additional funding may be provided pursuant to the research collaboration agreement and is expected to be funded over the course of the ten years following the agreement date based on a percentage of annual revenues associated with the underlying operations. The Company remitted a payment of $819 in April 2025 and a payment of $2,945 in May 2026, which are included within “Payment of contingent consideration” on the unaudited Condensed Consolidated Statements of Cash Flows for the respective periods. As of June 30, 2026 and December 31, 2025, $1,151 and $2,945, respectively, of the remaining payment total, were included within “Accounts payable and accrued liabilities” on the unaudited Condensed Consolidated Balance Sheets and $5,085 and $6,236, respectively, were included within “Other non-current liabilities.”
Legal and Other Matters
The Company’s operations are subject to a variety of local and state regulations. Failure to comply with one or more of those regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company ceasing operations. While management believes that the Company is in compliance with applicable local and state regulations as of June 30, 2026 in all material respects, cannabis regulations continue to evolve and are subject to differing interpretations, and accordingly, the Company may be subject to regulatory fines, penalties, or restrictions in the future.
As further discussed in Note 14, “Income Taxes,” the DOJ issued the April 2026 Order placing cannabis products subject to qualifying state medical cannabis licenses and other cannabis products that are FDA-approved into Schedule III under the CSA. The Drug Enforcement Administration (“DEA”) held an administrative hearing from June 29, 2026 through July 15, 2026 to address the proposed broader rescheduling of marijuana from Schedule I to Schedule III, including adult-use (recreational) cannabis. The Company is currently assessing the impact of the April 2026 Order to its medical use business, including its federal and state tax positions, compliance obligations, licensing, access to financial services, and capital markets activities. The Company continues to evaluate the limited implementation guidance and regulatory interpretation that is currently available, but the uncertainty of additional information related to such, as well as the potential outcome of additional DEA proceedings, may have a material effect on our future results of operations, cash flows, and liquidity, particularly if it reduces or eliminates the application of IRC Section 280E to some or all of our state-licensed cannabis operations.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share data)

State laws that permit and regulate the production, distribution, and use of cannabis for adult-use (recreational) purposes are in direct conflict with the CSA, which makes cannabis use and possession federally illegal. Although certain states and territories of the United States authorize medical and/or adult-use cannabis production and distribution by licensed or registered entities, under United States federal law, the possession, use, cultivation, and transfer of cannabis and any related drug paraphernalia is illegal and any such acts are criminal acts under federal law. Although the Company’s activities are believed to be compliant with applicable state and local laws, strict compliance with state and local laws with respect to cannabis may neither absolve the Company of liability under United States federal law, nor may it provide a defense to any federal proceeding which may be brought against the Company.
The Company may be, from time to time, subject to various administrative, regulatory, and other legal proceedings arising in the ordinary course of business. Contingent liabilities associated with legal proceedings are recorded when a liability is probable and the contingent liability can be estimated. We do not accrue for contingent losses that, in our judgment, are considered to be reasonably possible but not probable. At June 30, 2026, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on our consolidated results of operations, other than as disclosed below.
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

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share data)

16. RELATED PARTY TRANSACTIONS
There were no significant related party transactions during the six months ended June 30, 2026, other than as disclosed in Note 12, “Stockholders’ Equity (Deficit).”
17. SUPPLEMENTAL INFORMATION
The following table presents supplemental information regarding our other current assets:

(in thousands)	June 30, 2026	December 31, 2025
Prepaid expenses	$7,245	$7,262
Deposits and other receivables	994	1,455
Construction deposits	137	132
Other	2,965	2,344
Total	$11,341	$11,193
The following table presents supplemental information regarding our accounts payable and accrued liabilities:

(in thousands)	June 30, 2026	December 31, 2025
Accounts payable	$27,867	$20,912
Accrued interest	17,490	17,647
Accrued payroll and related expenses	9,554	10,968
Fixed asset purchases	3,085	2,148
Acquisition-related liabilities	—	4,613
Litigation settlement	—	17,000
Other	11,926	11,505
Total	$69,922	$84,793
The following table presents supplemental information regarding our general and administrative expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Compensation	$18,473	$17,455	$36,070	$33,204
Depreciation and amortization	10,534	9,249	20,734	17,949
Rent and utilities	7,189	7,514	14,535	12,794
Professional services	3,435	4,099	7,375	8,014
Insurance	1,404	1,333	2,851	2,500
Marketing	1,472	1,194	2,694	1,799
Loss (gain) on sale of assets	—	17	(137)	55
Other, net	(2,296)	1,533	(1,575)	3,154
Total	$40,211	$42,394	$82,547	$79,469

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
In August 2026, the Company entered into a loan agreement pursuant to which it may provide up to $2,500 to a third party, which was funded in full. Borrowings under this loan agreement bear interest at a rate of 20% per annum and are secured by substantially all of the then-current and future assets and equity interests of the borrower. This loan agreement has a ten-year maturity, provides for customary events of default, and contains certain covenants and other restrictions. Additionally, the parties entered into a consulting agreement, pursuant to which the Company will provide consulting and advisory services to the third party for a monthly fee, and a mutually beneficial supply agreement. The parties also entered into an agreement that provides the Company the ability to acquire a direct ownership interest in the underlying entity, subject to regulatory approval.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following management discussion and analysis, which we refer to as the “MD&A,” of the financial condition and results of operations of Ascend Wellness Holdings, Inc. (the “Company,” “AWH,” or “Ascend”) is for the three and six months ended June 30, 2026 and 2025. It is supplemental to, and should be read in conjunction with, the unaudited condensed consolidated financial statements, and the accompanying notes thereto, (the “Financial Statements”) appearing elsewhere in this Quarterly Report on Form 10-Q (the “Quarterly Report” or “Form 10-Q”) and our Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report”), which has been filed with the United States Securities and Exchange Commission (“SEC”) and with the relevant Canadian securities regulatory authorities under its profile on the System for Electronic Document Analysis and Retrieval Plus (“SEDAR+”). The Financial Statements and Annual Report were prepared in accordance with accounting principles generally accepted in the United States of America, which we refer to as “U.S. GAAP.”
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
Since our formation, we have expanded our operational footprint, primarily through acquisitions, and, as of June 30, 2026, had direct or indirect operations or financial interests in seven United States geographic markets: Illinois, Maryland, Massachusetts, Michigan, New Jersey, Ohio, and Pennsylvania. While we have been successful in opening cultivation facilities and dispensaries under our current licenses, we expect continued growth to be driven by opening dispensaries under our current licenses and through partnership opportunities, expansion of our current cultivation facilities, and increased consumer demand. As of June 30, 2026, we employed approximately 2,200 people, excluding employees of retail partner locations.
Our consumer products portfolio is generated primarily from plant material that we grow and process ourselves. We have current production capacity across five manufacturing facilities with approximately 230,000 square feet of total canopy. This total excludes approximately 30,000 square feet of canopy associated with the Company’s Lansing, Michigan facility, which was temporarily closed at the end of the second quarter of 2026 for remediation activities related to a fire incident at the site that was contained. The Company does not anticipate this temporary closure will have a material impact on its Michigan business.
During the three and six months ended June 30, 2026 and 2025, we sold a total of approximately 63,000 and 119,000 pounds of wholesale product, on a gross basis, respectively, compared to 56,000 and 112,000 pounds sold during the three and six months ended June 30, 2025, respectively. Our product portfolio consists of a range of cannabis product categories including flower, pre-rolls, concentrates, vapes, edibles, and other cannabis-related products. As of June 30, 2026, we have 55 open and operating retail locations, which includes 17 retail partner locations. We have expansion plans to achieve a target of 60 total retail locations, including retail partner locations. Our new store opening plans are flexible and will ultimately depend on market conditions, local licensing, construction, and other regulatory permissions. Our expansion plans are subject to capital allocation decisions, the evolving regulatory environment, and the general economic environment.
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

2026 Asset Acquisition
In April 2025, the Company entered into a definitive agreement pursuant to which the Company proposed to acquire an entity that anticipated obtaining an adult-use license (“Northeast Retail Partnership Dispensary Six”) and receive $1,000 of cash consideration in exchange for the Company’s Ohio cultivation license (the “Ohio Cultivation License”). This transaction was subject to certain closing conditions, including regulatory approvals, and closed in March 2026. Northeast Retail Partnership Dispensary Six was not operational at the time of closing and therefore the Company accounted for this transaction as an asset acquisition and, as further described in Note 4, “Acquisitions,” in the Financial Statements, allocated the cost of $2,700 to the license acquired, in addition to an acquisition-related deferred tax liability of $1,063. The Company recognized a gain on sale of $137, which is included within “General and administrative expenses” on the unaudited Condensed Consolidated Statements of Operations in the Financial Statements for the six months ended June 30, 2026. This gain represented the excess of fair value compared with the $3,529 book value of the Ohio Cultivation License that was de-recognized as of the transaction date, less the $1,000 cash received and a nominal value associated with inventory. The parties also settled $349 that the Company previously funded under a note receivable and reimbursed the seller for an additional $588 related to capital expenditures. The Company also assumed the lease for the dispensary location which had a lease liability and ROU asset of $1,066 as of the effective date and is classified as an operating lease. Refer to Note 4, “Acquisitions,” in the Financial Statements for additional information related to this transaction and refer to Note 10, “Leases,” for additional information regarding the Company’s leases.
2026 Acquisitions
Northeast Partnership Dispensaries Seven and Eight
In April 2026, Northeast Retail Partner Seven (as defined in Note 8, “Variable Interest Entities” in the Financial Statements) entered into a definitive agreement to acquire two adult-use dispensaries (“Northeast Partnership Dispensaries Seven and Eight”), which agreement is subject to regulatory approval. The parties also entered into a consulting agreement under which Northeast Retail Partner Seven will provide management and advisory services for a set fee. This consulting agreement became effective in April 2026 and will remain in place until regulatory approval of the definitive agreement is received and the underlying transaction thereby closes. Based on the provisions of this consulting agreement, Northeast Retail Partner Seven obtained operational and financial influence over Northeast Partnership Dispensaries Seven and Eight and therefore recognized the transaction as a business combination as of the April 2026 effective date of the consulting agreement. Total cash consideration for Northeast Partnership Dispensaries Seven and Eight is $3,600, of which $800 was remitted in May 2026 and the remainder is due at final closing, subject to customary closing adjustments, as applicable. Refer to Note 4, “Acquisitions,” in the Financial Statements for additional information related to this transaction and refer to Note 8, “Variable Interest Entities,” for additional information regarding the Company’s VIEs.
Midwest Partnership Two Dispensaries
In May 2026, Midwest Retail Partner Two, as described in Note 8, “Variable Interest Entities,” entered into a definitive agreement to acquire four adult-use dispensaries (the “Midwest Partnership Two Dispensaries”), which agreement is subject to regulatory approval. The parties also entered into a management services agreement (“MSA”) pursuant to which Midwest Retail Partner Two will provide certain management and advisory services for a set fee. This MSA became effective in May 2026, following regulatory approval of the MSA, and will remain in place until the definitive agreement receives regulatory approval and the underlying transaction closes. Based on the provisions of this MSA, Midwest Retail Partner Two obtained operational and financial influence over the Midwest Partnership Two Dispensaries and therefore recognized the transaction as a business combination as of May 2026.

The total consideration for the Midwest Partnership Two Dispensaries was determined to have an estimated fair value of $22,300. Of the total consideration, a deposit of $3,200 was remitted during the three months ended March 31, 2026 and $2,500 was remitted during the three months ended June 30, 2026. The remaining stated cash consideration of $18,800 is due at final closing, subject to certain customary adjustments (the “Midwest Partnership Two Dispensaries Sellers’ Note”). The Midwest Partnership Two Dispensaries Sellers’ Note was initially recorded net of a discount of $2,200 based on an estimated payment date utilizing the Company’s incremental borrowing rate; refer to Note 11, “Debt,” for additional information. Refer to Note 4, “Acquisitions,” in the Financial Statements for additional information related to this transaction and refer to Note 8, “Variable Interest Entities,” for additional information regarding the Company’s VIEs.
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
On April 23, 2026, the U.S. Department of Justice (the “DOJ”) issued an order placing cannabis products subject to qualifying state medical cannabis licenses and other cannabis products that are FDA-approved into Schedule III under the Controlled Substances Act (21 U.S.C. § 801 et seq.) (the “CSA”) (the “April 2026 Order”). In addition, the Drug Enforcement Administration (“DEA”) held an administrative hearing from June 29, 2026 through July 15, 2026 to address the proposed broader rescheduling of marijuana from Schedule I to Schedule III, including adult-use (recreational) cannabis. While the in-person portion of this hearing concluded on July 15, 2026, participants in the proceeding have until August 17, 2026 to file post-hearing briefs. Once all post-hearing briefs have been received, the DEA Chief Administrative Law Judge overseeing the proceeding will issue his rescheduling recommendation, but the final rescheduling decision ultimately rests with the DEA Administrator.
The Company continues to evaluate the impact of the April 2026 Order on its medical cannabis operations, including its federal and state tax positions, compliance obligations, licensing, access to financial services, and capital markets activities. As further discussed within the “Results of Operations” sub-sections of this MD&A and Note 14, “Income Taxes,” in the Financial Statements, the Company’s estimated tax provision for the three and six months ended June 30, 2026 includes a benefit related to the revised tax treatment of the Company’s medical-related business. The Company continues to evaluate the limited implementation guidance and regulatory interpretation that is currently available, but the uncertainty of additional information related to such, as well as the potential outcome of additional DEA proceedings, may have a material effect on our future results of operations, cash flows, and liquidity, particularly if it reduces or eliminates the application of Internal Revenue Code (“IRC”) Section 280E to some or all of our state-licensed cannabis operations. Any such impact will depend on, among other things, whether the April 2026 Order withstands any legal challenges to its validity, the scope of our qualifying medical cannabis activities, our ability to substantiate deductions attributable to those activities, future guidance that may be issued by various regulatory bodies, including but not limited to the Internal Revenue Service (“IRS”), DOJ, DEA, and various state regulators, and the outcome of the DEA proceedings regarding the broader rescheduling of marijuana, including adult-use (recreational) cannabis. The Company will continue to evaluate, as more guidance becomes available, whether to file amended tax returns and potential changes to our systems, controls, and cost allocation methodologies that may be required. At this time, we cannot be certain of the future amount of benefit to our income taxes that may be realized, whether the April 2026 Order will improve our access to capital or banking services, or if additional federal regulatory changes will occur.

Key Financial Highlights
•Revenue decreased by $1,186, or 1%, during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, primarily driven by declines across our legacy business resulting from increased competition and pricing pressure in most of our markets, largely offset by incremental revenue from acquisitions and consolidated partnership activity.
•Operating profit was $5,280 during the three months ended June 30, 2026, as compared to operating loss of $1,002 during the three months ended June 30, 2025, primarily attributable to improved margins and lower net general and administrative expenses.
•Net decrease in cash and cash equivalents of $18,676 during the six months ended June 30, 2026, primarily resulting from payments associated with acquisitions and capital expenditures, which were offset by net cash provided by operating activities that was inclusive of an interest payment of $19,125 on our term notes and a $17,000 payment associated with a litigation matter (refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Legal Matters–Green Thumb Industries Arbitration Matter” for additional information).

RESULTS OF OPERATIONS
Three Months Ended June 30, 2026 Compared with the Three Months Ended June 30, 2025

	Three Months Ended June 30,
($ in thousands)	2026	2025	Increase / (Decrease)
Revenue, net	$126,118	$127,304	$(1,186)	(1)%
Cost of goods sold	(80,627)	(85,912)	(5,285)	(6)%
Gross profit	45,491	41,392	4,099	10%
Gross profit %	36.1%	32.5%
Operating expenses
General and administrative expenses	40,211	42,394	(2,183)	(5)%
Operating profit (loss)	5,280	(1,002)	6,282	627%

Other (expense) income
Interest expense	(20,801)	(12,058)	8,743	73%
Other (expense) income, net	(6)	484	(490)	(101)%
Total other expense, net	(20,807)	(11,574)	9,233	80%
Loss before income taxes	(15,527)	(12,576)	2,951	23%
Income tax benefit (expense)	5,721	(11,831)	(17,552)	(148)%
Net loss	$(9,806)	$(24,407)	$(14,601)	(60)%
Revenue
Revenue decreased by $1,186, or 1%, during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. Revenue across legacy dispensary locations declined by $7,318, primarily driven by softness in Pennsylvania, New Jersey, and Illinois that was partially offset by a benefit from adult-use sales in Ohio. These declines were partially offset by a contribution of $13,584 of incremental revenue from partner stores and new stores that were added during 2025 and 2026. Net revenue from our wholesale operations decreased by $7,452 largely resulting from an increased focus on selling products through Company-owned and retail partner locations, as well as ongoing price compression across certain markets, particularly in Illinois and New Jersey. We sold approximately 63,000 pounds of wholesale product, on a gross basis, during the three months ended June 30, 2026, compared to 56,000 during the three months ended June 30, 2025.
Cost of Goods Sold and Gross Profit
Cost of goods sold, which represents direct and indirect expenses attributable to the production of wholesale products as well as direct expenses incurred in purchasing products from other wholesalers, decreased by $5,285 during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. Gross profit for the three months ended June 30, 2026 was $45,491, representing a gross margin of 36.1%, compared to gross profit of $41,392 and gross margin of 32.5% for the three months ended June 30, 2025. Gross margin for the current quarter benefited from a higher volume of Company-produced products sold through our retail stores and retail partner locations, as well as an increased focus on higher-margin products, partially offset by an impact from increased competition and pricing pressure across most of our markets. The current period also reflects $3,576 of lower write-downs of certain inventory items related to net realizable value adjustments, expired products, and obsolete packaging.

General and Administrative Expenses
General and administrative expenses decreased by $2,183, or 5%, during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. The decrease was primarily attributable to a net benefit of $4,181 of acquisition-related earn-out fair value adjustments that was offset by $1,285 of higher depreciation and amortization associated with a larger average balance of fixed assets in service, including finance leases, and the incremental amortization of licenses from prior year acquisitions, and $1,018 of higher compensation expenses in support of the expansion of consolidated operations.
Interest Expense
Interest expense increased by $8,743, or 73%, during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. The current year was impacted primarily by $8,386 of higher interest associated with finance leases; refer to Note 10, “Leases,” in the Financial Statements for additional information. During the three months ended June 30, 2026, the Company had a weighted-average outstanding debt balance, excluding finance leases, of $323,201 with a weighted-average interest rate of 12.3%, compared to a weighted-average debt balance of $346,661 during the three months ended June 30, 2025 with a weighted-average interest rate of 11.6%.
Income Tax Expense
Under the limitations of IRC Section 280E, which applies to Schedule I and Schedule II controlled substances, cannabis companies are only allowed to deduct expenses directly related to the sales of product (cost of goods sold). This results in permanent differences between ordinary and necessary business expenses deemed non-allowable under IRC Section 280E and those allowed for financial statement reporting purposes (“book-to-tax” differences). Cannabis companies operating in states that align their tax codes with IRC Section 280E are also unable to deduct ordinary and necessary business expenses for state tax purposes. Ordinary and necessary business expenses deemed non-deductible under IRC Section 280E are treated as permanent book-to-tax differences. Therefore, the effective tax rate on income realized by cannabis companies can be highly variable and may not necessarily correlate with pre-tax income or loss.
As discussed further above within “Recent Developments – Operational and Regulation Overview,” following the April 2026 Order, certain cannabis products subject to qualifying state medical cannabis licenses and other cannabis products that are FDA-approved were rescheduled from Schedule I to Schedule III under the CSA. Because IRC Section 280E applies to Schedule I and Schedule II controlled substances, this rescheduling removes IRC Section 280E expense disallowances for qualifying medical cannabis activities. The Department of the Treasury and the IRS announced that forthcoming transition guidance will apply this relief to the full 2026 taxable year for qualifying medical cannabis activities. For businesses that operate both medical and adult-use cannabis under state licenses, the IRS has indicated that the guidance will include clarification on activity-based allocation and apportionment. The specific details and timing of such guidance remain unclear. Accordingly, the extent to which the Company may ultimately benefit from relief under IRC Section 280E is uncertain. As of June 30, 2026, the Company recognized relief from IRC Section 280E for its qualifying medical cannabis activities. Adult-use (recreational) cannabis operations remain classified under Schedule I, and, accordingly, IRC Section 280E remains applicable with regard to disallowance rules related to adult-use operations and apportioned shared expenses, pending further regulatory developments. State conformity to federal rescheduling varies, and the Company will evaluate state tax impacts as regulations and state guidance evolve.
The Company’s quarterly tax provision is calculated under the discrete method which treats the interim period as if it were the annual period and determines the income tax expense or benefit on that basis. The discrete method is applied when application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The Company believes, at this time, the use of this discrete method is more appropriate than the annual effective tax rate method due to the high degree of uncertainty in estimating annual pre-tax income.

As of June 30, 2026, the Company recorded an uncertain tax liability totaling $214,487 for uncertain tax positions related to the treatment of certain transactions and deductions under IRC Section 280E based on legal interpretations that challenge the Company’s tax liability under IRC Section 280E. A total of $14,818 was released from the Company’s reserve during the three and six months ended June 30, 2026 with regard to specific matters for tax positions that were settled with taxing authorities, which favorably impacted the Company’s effective tax rates for the current year periods. The Company is evaluating the impact of the April 2026 Order on its existing uncertain tax positions recorded under IRC Section 280E, but, given the limited implementation guidance issued to date, the Company has not adjusted prior year positions as of the date these Financial Statements were issued. The Company has been selected for examination of its amended tax returns filed with its unrecognized tax benefits but does not currently anticipate these to be resolved in the next twelve months and anticipates that the total amount of unrecognized tax benefits may change within the next twelve months for additional uncertain tax positions taken on a go-forward basis. If favorably resolved, the unrecognized tax benefits would decrease the Company’s effective tax rate. Refer to Note 14, “Income Taxes,” in the Financial Statements for additional information regarding the Company’s income taxes.
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
The Company’s income tax benefit was $5,721, or (12.6)%, of gross profit, during the three months ended June 30, 2026, as compared to an income tax expense of $11,831, or 28.6%, of gross profit, during the three months ended June 30, 2025. The effective tax rate on gross profit for the three months ended June 30, 2026 reflects a net benefit of $14,818 related to a release from the reserve for uncertain tax positions and a benefit related to the deductibility of certain expenses associated with medical cannabis activities as permitted in the current year following updates from the April 2026 Order. These benefits were partially offset by a $1,085 increase in the Company’s valuation allowance for certain deferred tax assets. Refer to Note 14, “Income Taxes,” in the Financial Statements for additional information regarding the Company’s income taxes.

RESULTS OF OPERATIONS
Six Months Ended June 30, 2026 Compared with the Six Months Ended June 30, 2025

	Six Months Ended June 30,
($ in thousands)	2026	2025	Increase / (Decrease)
Revenue, net	$243,051	$255,301	$(12,250)	(5)%
Cost of goods sold	(152,678)	(174,348)	(21,670)	(12)%
Gross profit	90,373	80,953	9,420	12%
Gross profit %	37.2%	31.7%
Operating expenses
General and administrative expenses	82,547	79,469	3,078	4%
Operating profit	7,826	1,484	6,342	427%

Other (expense) income
Interest expense	(41,054)	(23,248)	17,806	77%
Other income, net	115	961	(846)	(88)%
Total other expense, net	(40,939)	(22,287)	18,652	84%
Loss before income taxes	(33,113)	(20,803)	12,310	59%
Income tax expense	(6,186)	(22,862)	(16,676)	(73)%
Net loss	$(39,299)	$(43,665)	$(4,366)	(10)%
Revenue
Revenue decreased by $12,250, or 5%, during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. Revenue across legacy dispensary locations declined by $17,528, primarily driven by softness in Pennsylvania, New Jersey, and Illinois that was partially offset by a benefit from adult-use sales in Ohio. These declines were partially offset by a contribution of $22,569 of incremental revenue from partner stores and from new stores that were added during 2025 and 2026. Net revenue from our wholesale operations declined by $17,291 largely resulting from an increased focus on selling products through Company-owned and retail partner locations, as well as ongoing price compression across certain markets, particularly in Illinois and New Jersey. We sold approximately 119,000 pounds of wholesale product, on a gross basis, during the six months ended June 30, 2026, compared to 112,000 pounds during the six months ended June 30, 2025.
Cost of Goods Sold and Gross Profit
Cost of goods sold decreased by $21,670, or 12%, during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. Gross profit for the six months ended June 30, 2026 was $90,373, representing a gross margin of 37.2%, compared to gross profit of $80,953 and gross margin of 31.7% for the six months ended June 30, 2025. Gross margin in the current year benefitted from a higher volume of Company-produced products sold through our retail stores and retail partner locations, as well as an increased focus on higher-margin products. These benefits were partially offset by an impact from increased competition and pricing pressure across most of our markets. The current period includes a $4,840 benefit from a rebalancing of overhead expenses at certain cultivation locations from cost of goods sold to general and administrative expenses based on overhead allocations relative to production output at those locations, which was reflected beginning in the second quarter of 2025, compared to $3,113 in the prior year period. Additionally, the current period reflects $4,706 of lower write-downs of certain inventory items related to net realizable value adjustments, expired products, and obsolete packaging.

General and Administrative Expenses
General and administrative expenses increased by $3,078, or 4%, during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. The increase was primarily driven by:
•a $2,785 increase in depreciation and amortization expense, which was attributable to a larger average balance of fixed assets in service;
•a $2,866 increase in total compensation expense in support of the expansion of consolidated operations, net of $211 of lower equity-based compensation expense;
•a $1,741 increase in overhead expenses, which is largely attributable to $1,727 of higher expenses associated with a rebalancing of certain overhead expenses from cost of goods sold; and
•a $657 loss on settlement of a loan receivable.
These increases were partially offset by a net benefit of $4,953 of acquisition-related earn-out fair value adjustments.
Interest Expense
Interest expense increased by $17,806, or 77%, during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, primarily impacted by $17,013 of higher interest associated with finance leases; refer to Note 10, “Leases,” in the Financial Statements for additional information. During the six months ended June 30, 2026, the Company had a weighted-average outstanding debt balance, excluding finance leases, of $321,055 with a weighted-average interest rate of 12.3%, compared to a weighted-average debt balance of $345,027 during the six months ended June 30, 2025 with a weighted-average interest rate of 11.6%.
Income Tax Expense
Income tax expense was $6,186, or 6.8%, of gross profit, during the six months ended June 30, 2026, as compared to $22,862, or 28.2%, of gross profit, during the six months ended June 30, 2025. The six months ended June 30, 2026 reflects a net benefit of $14,818 related to a release from the reserve for uncertain tax positions, a benefit related to the deductibility of certain expenses associated with medical cannabis activities as permitted in the current year following updates from the April 2026 Order, and a benefit from the tax treatment of a settlement payment. These benefits were partially offset by a $2,180 increase in the Company’s valuation allowance for certain deferred tax assets. Refer to Note 14, “Income Taxes,” in the Financial Statements for additional information regarding the Company’s income taxes.

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
The following table presents Adjusted Gross Profit for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Gross Profit	$45,491	$41,392	$90,373	$80,953
Depreciation and amortization included in cost of goods sold	10,520	8,581	18,600	18,281
Equity-based compensation included in cost of goods sold	709	164	1,035	1,302
Non-cash inventory adjustments(1)	1,566	5,142	2,210	6,916
Adjusted Gross Profit	$58,286	$55,279	$112,218	$107,452
Adjusted Gross Margin	46.2%	43.4%	46.2%	42.1%
(1)Consists of write-offs of expired products, obsolete packaging, and net realizable value adjustments related to certain inventory items.

The following table presents Adjusted EBITDA for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Net loss	$(9,806)	$(24,407)	$(39,299)	$(43,665)
Income tax (benefit) expense	(5,721)	11,831	6,186	22,862
Other expense (income), net	6	(484)	(115)	(961)
Interest expense	20,801	12,058	41,054	23,248
Depreciation and amortization	21,054	17,830	39,334	36,230
Non-cash inventory adjustments(1)	1,566	5,142	2,210	6,916
Equity-based compensation	879	288	1,326	1,804
Start-up costs(2)	3,110	3,880	6,444	4,616
Transaction-related and other non-recurring expenses(3)	(2,788)	2,405	(1,574)	4,468
Loss (gain) on sale of assets	—	17	(137)	55
Adjusted EBITDA	$29,101	$28,560	$55,429	$55,573
Adjusted EBITDA Margin	23.1%	22.4%	22.8%	21.8%
(1)Consists of write-offs of expired products, obsolete packaging, and net realizable value adjustments related to certain inventory items.
(2)One-time costs associated with acquiring real estate, obtaining licenses and permits, and other costs incurred before commencement of operations at certain locations, as well as incremental expenses associated with the expansion of activities at our cultivation facilities that are not yet operating at scale, other expenses resulting from delays in regulatory approvals, and other related one-time or non-recurring expenses, as applicable. The three and six months ended June 30, 2026 includes $2,526 and $4,840, respectively, of unallocated overhead expenses at certain cultivation facilities resulting from a rebalancing of overhead expenses from cost of goods sold to general and administrative expenses based on overhead allocations relative to production output at those locations, compared with $3,113 during each of the three and six months ended June 30, 2025.
(3)Other non-recurring expenses including legal and professional fees associated with litigation matters, potential acquisitions, other regulatory matters, and other reserves or one-time expenses, including certain non-recurring professional fees and severance expenses associated with certain strategic initiatives. The three and six months ended June 30, 2026 includes a net reduction related to acquisition-related earn-out fair value adjustments of approximately $4,181 and $4,953, respectively, and $33 and $277, respectively, related to property development expense write-offs. The three and six months ended June 30, 2025 include approximately $700 of expenses associated with our May 2025 term loans and the six months ended June 30, 2025 includes approximately $400 of expenses associated with our January 2025 term loans. The three and six months ended June 30, 2025 also each include approximately $100 of fair value adjustments associated with acquisition earn-outs.

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
As of June 30, 2026 and December 31, 2025, we had total current liabilities of $112,643 and $109,009, respectively, and total current assets of $186,867 and $208,949, respectively, which includes cash and cash equivalents of $67,000 and $85,676, respectively, to meet our current obligations. As of June 30, 2026, we had working capital of $74,224, compared to $99,940 as of December 31, 2025.
Approximately 91% and 94% of our cash and cash equivalents balance as of June 30, 2026 and December 31, 2025, respectively, is on deposit with banks, credit unions, or other financial institutions. We have not experienced any material impacts related to banking restrictions applicable to cannabis businesses. Our cash and cash equivalents balance is not restricted for use by VIEs.
As reflected in the Financial Statements, we have had recurring losses that have resulted in an accumulated deficit as of June 30, 2026 and December 31, 2025. As of June 30, 2026, we had cash and cash equivalents of $67,000, which, combined with anticipated cash flows from operating activities, management believes is more than adequate to support operations for the next twelve months from the date of issuance of this Quarterly Report on Form 10-Q. Over the longer term, management expects to fund our operations and strategic initiatives with cash flows from operating activities and existing financing arrangements, and we currently do not have significant debt maturities until 2029. Management may continue to access capital markets for additional funding through debt and/or equity financings to supplement future cash needs, as may be required. However, management cannot provide any assurances that the Company will be successful in accomplishing its business plans. If we are unable to raise additional capital on favorable terms, if at all, whenever necessary, we may be forced to decelerate or curtail certain of our operations until such time as additional capital becomes available.

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

As amended, the July 2024 Loan Agreement requires the Company, on a consolidated basis, to maintain liquidity, consisting of cash and/or cash equivalents plus any future revolving credit availability, as of the last day of each fiscal month, as amended, in an aggregate amount of at least $20,000, with which the Company was in compliance as of June 30, 2026. The Company is required to comply with certain other financial covenants in contemplation of certain transactions or events, such as acquisitions and other financing activities, as defined within and provided for under the July 2024 Loan Agreement, as amended.
Refer to Note 11, “Debt,” in the Financial Statements for additional information regarding the July 2024 Loan Agreement and the Company’s other debt transactions.
Mortgage Note
On September 29, 2025, certain of the Company’s subsidiaries (the “Borrowing Subsidiaries”) entered into a loan agreement and related promissory note with an aggregate principal amount of $9,345 (the “Mortgage Note”), which was borrowed in full. The Company anticipates utilizing the net proceeds for general corporate purposes, including to fund growth initiatives. The Mortgage Note matures on September 29, 2030 and borrowings thereunder bear interest at a rate of 8.5% per annum. Principal will be repaid based on an amortization period of twenty years and any unpaid principal and accrued interest will be due and payable upon maturity. Monthly payments of principal and interest commenced on November 1, 2025. As of June 30, 2026 and December 31, 2025, $195 and $187, respectively, of principal is included within “Current portion of debt, net” and $9,033 and $9,133, respectively, is included within “Long-term debt, net” on the unaudited Condensed Consolidated Balance Sheets in the Financial Statements. The obligations under the Mortgage Note are secured by mortgages on three properties that the Company owns in Ohio, as well as assignment of any leases and rent amounts related to these properties that the Company may enter into. The Mortgage Note contains customary representations and events of default. The Borrowing Subsidiaries have agreed to comply with certain customary covenants, including, but not limited to, restrictions on their ability to: incur additional indebtedness; create certain liens; make material changes to the nature of the business conducted; and sell, lease, transfer, or otherwise dispose of all or a substantial part of their assets. The Mortgage Note also requires the Borrowing Subsidiaries to maintain a debt service coverage ratio (as defined in the Mortgage Note) of not less than 1.30 to 1.00 measured annually based on the entire calendar year and commencing on December 31, 2026.
Cash Flows

	Six Months Ended June 30,
(in thousands)	2026	2025
Net cash provided by operating activities	$3,040	$23,740
Net cash used in investing activities	(17,841)	(16,436)
Net cash used in financing activities	(3,875)	(288)
Operating Activities
Net cash provided by operating activities was $3,040 during the six months ended June 30, 2026, as compared to $23,740 during the six months ended June 30, 2025. The current year reflects $19,524 of cash interest paid on debt arrangements, compared with $17,307 paid for interest in the prior year, and a $17,000 settlement payment associated with a previous litigation matter, which were offset by a net improvement from working capital management.
Investing Activities
Net cash used in investing activities was $17,841 during the six months ended June 30, 2026, as compared to $16,436 during the six months ended June 30, 2025. The current year reflects higher payments associated with acquisitions as compared to the prior year, offset by proceeds received from the settlement of a previous loan receivable and the sale of certain assets and lower capital expenditures.

Financing Activities
Net cash used in financing activities was $3,875 during the six months ended June 30, 2026, as compared to $288 during the six months ended June 30, 2025. The current period reflects a payment for a revenue share arrangement that is associated with a prior acquisition, repayments under finance leases, and the remittance of taxes withheld under equity compensation plans, whereas the prior year primarily reflects the receipt of net proceeds from refinancing activity that was offset by repurchases of common stock and repayments under finance leases.
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
The following table summarizes the Company’s material future contractual obligations as of June 30, 2026:

(in thousands)	Commitments Due by Period
Contractual Obligations	Total	Remainder of 2026	2027 - 2028	2029 - 2030	Thereafter
Term notes(1)	$300,000	$—	$—	$300,000	$—
Fixed interest related to term notes(2)	133,875	19,125	76,500	38,250	—
Mortgage Note(3)	12,510	491	1,964	10,055	—
Operating leases(4)	136,610	6,323	25,973	25,530	78,784
Finance leases(4)	732,132	18,824	76,521	79,927	556,860
Finance arrangements(5)	17,320	1,309	5,406	4,093	6,512
Total	$1,332,447	$46,072	$186,364	$457,855	$642,156
(1)Principal payments due under our term notes payable as of June 30, 2026. Refer to Note 11, “Debt,” in the Financial Statements for additional information regarding our debt arrangements.
(2)Represents fixed interest rate payments on borrowings under our term notes payable based on the principal outstanding as of June 30, 2026. Interest payments could fluctuate based on prepayments or additional amounts borrowed.
(3)Represents payments due monthly on borrowings under our Mortgage Note, which consist of principal and interest. Refer to Note 11, “Debt,” in the Financial Statements for additional information.
(4)Reflects our contractual obligations to make future payments under non-cancelable leases and an estimate for anticipated extension periods, as applicable. Refer to Note 10, “Leases,” in the Financial Statements for additional information.
(5)Reflects our contractual obligations to make future payments under non-cancelable operating leases that did not meet the criteria to qualify for sale-leaseback treatment. Refer to Note 10, “Leases,” in the Financial Statements for additional information.
The table above excludes a total of $25,133 due under sellers’ notes as of June 30, 2026 related to amounts owed for acquisitions or other similar transactions. The timing of such payments is uncertain and may vary based on regulatory approval of the underlying transactions. Certain payments include an interest accretion component. Refer to Note 11, “Debt,” in the Financial Statements for additional information.
The table above also excludes up to an additional $6,236 of remaining funding that may be paid pursuant to a research collaboration agreement that is associated with an acquisition from 2022. This remainder will be paid based on a percentage of annual revenue through the ten year anniversary date of the associated transaction, unless satisfied earlier. Refer to Note 15, “Commitments and Contingencies,” in the Financial Statements for additional information. Additionally, the Company has commercial relationships with license holders across the markets in which it operates with mutually beneficial purchasing and supply arrangements entered into in the ordinary course of business.

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
As of June 30, 2026, our construction in progress (“CIP”) balance was $8,896 and relates to capital spending on projects that were not yet complete. This balance includes amounts related to: certain build out projects at partner dispensaries, certain enhancement projects at our Illinois, New Jersey, and Massachusetts cultivation facilities; and other projects across our dispensaries and cultivation facilities.
Other Matters
Conversion of Shares of Class B Common Stock
On May 4, 2026, in accordance with the automatic conversion provisions of the Company’s certificate of incorporation, each share of Class B common stock then outstanding automatically converted into one share of Class A common stock on a one-for-one basis. Accordingly, all 65 shares of Class B common stock that were issued and outstanding were converted and retired effective May 4, 2026. Refer to Note 12, “Stockholders’ Equity (Deficit),” in the Financial Statements for additional information.
Equity Incentive Plans
The Company’s current stock incentive plan, as amended, (the “Amended 2021 Plan”), authorizes the issuance of options, stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”), and other stock-based awards (collectively the “2021 Plan Awards”). The Amended 2021 Plan provides for a maximum number of shares of Class A common stock available for issuance to not exceed 10% of the total number of issued and outstanding shares of Class A common stock, on a non-diluted basis, as constituted on the grant date of a plan award. As of June 30, 2026, there were 6,717 shares of Class A common stock available for grant for future equity-based compensation awards under the Amended 2021 Plan.
During the six months ended June 30, 2026, 471 RSUs were granted under the Amended 2021 Plan, and a total of 1,624 that were previously granted were unvested as of June 30, 2026. Total unrecognized compensation cost related to the RSUs was $1,212 as of June 30, 2026, which is expected to be recognized over a weighted-average remaining period of 1.5 years.

As of June 30, 2026, a total of 11,964 stock option awards are outstanding under the Amended 2021 Plan, of which 7,191 are exercisable. A total of 200 stock option awards were granted during the six months ended June 30, 2026 and a total of 65 were exercised. As of June 30, 2026, the outstanding options have a remaining weighted-average contractual life of 1.2 years and total unrecognized stock-based compensation expense related to unvested options was $480, which is expected to be recognized over a weighted-average remaining period of 0.8 years. Subsequently, in August 2026, the Company granted a total of 6,337 of stock options with an exercise price of $0.40 that will vest quarterly over a one-year period and will be exercisable for a two-year period from the grant date.
During the three months ended June 30, 2026 and 2025, the Company recognized $170 and $124, respectively, of equity-based compensation expense within “General and administrative expenses” on the unaudited Condensed Consolidated Statements of Operations in the Financial Statements and recognized $709 and $164, respectively, within “Cost of goods sold.” During the six months ended June 30, 2026 and 2025, the Company recognized $291 and $502, respectively, of expense within “General and administrative expenses” and $1,035 and $1,302, respectively, within “Cost of goods sold.”
In July 2021, the Company adopted an employee stock purchase plan (the “2021 ESPP”), pursuant to which 4,000 shares of Class A common stock are reserved for issuance thereunder, subject to certain adjustments and other terms. As of June 30, 2026, no shares have been issued under the 2021 ESPP.
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

Pending Transactions and Other Activity
In April 2025, the Company entered into a definitive agreement pursuant to which the Company proposes to acquire an entity in Ohio that owns and operates a dispensary in Ohio and receive $1,000 of cash consideration in exchange for an entity that holds a conditional dispensary license that the Company expects to receive. This transaction is subject to certain closing conditions, including regulatory approvals. This transaction is with a specific buyer and the Company determined the underlying assets do not meet the criteria to be classified as held-for-sale as of June 30, 2026.
Beginning on June 25, 2026, there was a work stoppage at the Company’s Barry, Illinois facility that the Company worked in good faith to resolve quickly. The affected workers returned on August 3, 2026 under a new contract that was ratified on July 30, 2026. The financial impact for the second quarter of 2026 was not significant. The Company is evaluating the potential impact on its anticipated financial results for the third quarter of 2026, but the full impact is unknown as of the date of filing of this Quarterly Report.
In August 2026, the Company entered into a loan agreement pursuant to which it may provide up to $2,500 to a third party, which was funded in full. Borrowings under this loan agreement bear interest at a rate of 20% per annum and are secured by substantially all of the then-current and future assets and equity interests of the borrower. This loan agreement has a ten-year maturity, provides for customary events of default, and contains certain covenants and other restrictions. Additionally, the parties entered into a consulting agreement, pursuant to which the Company will provide consulting and advisory services to the third party for a monthly fee, and a mutually beneficial supply agreement. The parties also entered into an agreement that provides the Company the ability to acquire a direct ownership interest in the underlying entity, subject to regulatory approval.
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
REGULATORY ENVIRONMENT: ISSUERS WITH UNITED STATES CANNABIS-RELATED ASSETS
In accordance with the Canadian Securities Administration Staff Notice 51-352, information regarding the current federal and state-level United States regulatory regimes in those jurisdictions where we are currently directly and indirectly involved in the cannabis industry, through our subsidiaries and investments, is incorporated by reference from subsections “Overview of Government Regulation,” “Compliance with Applicable State Laws in the United States,” and “State Regulation of Cannabis,” under Item 1., “Business,” of the Company’s Annual Report, as filed with the SEC and with the relevant Canadian securities regulatory authorities under its profile on SEDAR+. In addition, for a discussion of subsequent developments regarding the regulatory status of cannabis under United States federal law, including the April 2026 Order and the related DEA administrative proceedings concerning broader cannabis rescheduling, refer to “Recent Developments – Operational and Regulation Overview” above in this MD&A and Item 1A., “Risk Factors,” of Part II of this Quarterly Report.

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
The Company has had recurring losses that have resulted in an accumulated deficit as of June 30, 2026 and December 31, 2025. As of June 30, 2026, the Company had cash and cash equivalents of $67,000, which, combined with anticipated cash flows from operating activities, management believes is more than adequate to support operations for the next twelve months from the date of issuance of this Quarterly Report on Form 10-Q. Management may continue to access capital markets for additional funding through debt and/or equity financings to supplement future cash needs, as may be required. However, management cannot provide any assurances that we will be successful in accomplishing our business plans. If we are unable to raise additional capital on favorable terms, if at all, whenever necessary, we may be forced to decelerate or curtail certain of our operations until such time as additional capital becomes available.
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
We are subject to risks and uncertainties relating to the April 23, 2026 order issued by the U.S. Department of Justice rescheduling certain medical cannabis to Schedule III (the “April 2026 Order”) and the related DEA administrative proceedings concerning broader cannabis rescheduling.
The Company’s revenue is derived from sales of both medical and adult-use cannabis. The April 2026 Order does not address adult-use cannabis, which remains federally illegal under the Controlled Substances Act. Accordingly, any benefits of the April 2026 Order to our business, including potential relief from IRC Section 280E with respect to our medical cannabis operations, may be materially smaller than those realized by competitors with predominantly medical-only operations, while the operational, regulatory, and legal risks associated with the federal illegality of adult-use cannabis remain unchanged.
The legal basis for the April 2026 Order is subject to active litigation. If the April 2026 Order is enjoined, narrowed, or vacated, tax positions or operational decisions we take in reliance on it may be reversed, and we could be required to amend tax filings, recognize additional tax liabilities, or modify our compliance programs. Additionally, while the IRS has indicated that forthcoming guidance regarding the April 2026 Order will include clarification on activity-based allocation and apportionment, the specific details and timing of such guidance remain unclear. Accordingly, our cost allocations between IRC Section 280E-exempt medical and IRC Section 280E non-exempt adult-use operations may be subject to tax audit challenges.
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
The DEA recently conducted a separate administrative hearing to consider the broader rescheduling of all cannabis from Schedule I to Schedule III. The outcome and overall timing of the conclusion of that process are uncertain, and any resulting rule may be subject to litigation. Until a broader rescheduling rule is final and effective, our adult-use cannabis operations may remain subject to the limitations of IRC Section 280E and the other risks of federal Schedule I status described in our Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
There have been no sales of unregistered securities during the quarter ended June 30, 2026, and during the period from July 1, 2026 to the filing date of this report, which have not been previously disclosed in a prior Quarterly Report on Form 10-Q or Current Report on Form 8-K.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
Securities Trading Plans of Directors and Executive Officers
During the three months ended June 30, 2026, none of our executive officers or directors adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

ITEM 6. EXHIBITS.
(a) EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Certificate of Incorporation	S-1	333-254800	3.4	April 23, 2021
3.2	Amended and Restated Bylaws of Ascend Wellness Holdings, Inc. (effective as of June 24, 2026)	8-K	333-254800	3.1	June 25, 2026
4.1	Specimen Stock Certificate evidencing the shares of common stock	S-1	333-254800	4.1	April 15, 2021
4.2	Form of Registration Rights Agreement	S-1	333-254800	4.2	April 23, 2021
4.3	Indenture dated July 16, 2024 by and between Ascend Wellness Holdings, Inc. and Odyssey Trust Company	8-K	333-254800	4.1	July 22, 2024
4.4#	Guaranty dated July 16, 2024 by and between Chicago Alternative Health Center, LLC, HealthCentral, LLC, MOCA LLC, Revolution Cannabis-Barry, LLC, The Homecoming Group, LLC, Ascend Maryland, LLC, Ascend Mass, LLC, MassGrow, LLC, FPAW Michigan LLC, Ascend New Jersey, LLC, BCCO, LLC, Ohio Cannabis Clinic LLC, and Story of PA CR, LLC (collectively, the “Guarantors”)	8-K	333-254800	4.2	July 22, 2024
4.5#
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
		8-K	333-254800	4.3	July 22, 2024
4.6	First Supplemental Indenture dated January 13, 2025 by and between Ascend Wellness Holdings, Inc. and Odyssey Trust Company	8-K	333-254800	4.1	January 14, 2025
4.7	Certificate of Retirement of Class B Common Stock of Ascend Wellness Holdings, Inc., as filed with the Secretary of State of the State of Delaware on May 5, 2026	8-K	333-254800	3.1	May 5, 2026
31.1*	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32‡	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Label Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Ascend Wellness Holdings, Inc.

August 12, 2026	/s/ Samuel Brill
Samuel Brill Chief Executive Officer (Principal Executive Officer)

August 12, 2026	/s/ Roman Nemchenko
Roman Nemchenko Chief Financial Officer (Principal Financial Officer)