Form 10-Q
period 2026-09-30
Ascend Wellness Holdings, Inc.
filed 2026-11-12
CIK 1756390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 10, 2026, there were 203,421,675 shares of the registrant’s Class A common stock, par value $0.001, outstanding.

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

•risks related to challenging or volatile global economic, political, or financial conditions, including inflation, interest rates, supply chain disruptions, and reduced consumer spending; and
•risks and uncertainties relating to the order issued in April 2026 by the U.S. Department of Justice to reschedule qualifying medical and other FDA-approved cannabis products to Schedule III under the Controlled Substances Act and the related administrative proceedings concerning broader cannabis rescheduling.
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

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).
ASCEND WELLNESS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except per share amounts)	September 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$63,625	$85,676
Accounts receivable, net	24,643	27,024
Inventory	82,794	84,707
Notes receivable	—	349
Other current assets	10,129	11,193
Total current assets	181,191	208,949
Property and equipment, net	376,015	382,402
Operating lease right-of-use assets	47,851	47,063
Intangible assets, net	191,456	196,072
Goodwill	71,129	58,453
Other non-current assets	12,157	14,990
TOTAL ASSETS	$879,799	$907,929

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable and accrued liabilities	$69,895	$84,793
Current portion of debt, net	29,336	10,368
Operating lease liabilities, current	3,388	2,771
Finance lease and other lease liabilities, current	3,382	2,924
Income taxes payable	1,083	1,083
Other current liabilities	9,230	7,070
Total current liabilities	116,314	109,009
Long-term debt, net	294,723	291,104
Operating lease liabilities, non-current	61,065	60,546
Finance lease and other lease financing liabilities, non-current	269,778	261,913
Deferred tax liabilities, net	14,323	21,515
Other non-current liabilities	236,004	210,459
Total liabilities	992,207	954,546
Commitments and contingencies (Note 15)
Stockholders' Deficit
Preferred stock, $0.001 par value per share; 10,000 shares authorized, none issued and outstanding at September 30, 2026 and December 31, 2025	—	—
Class A common stock, $0.001 par value per share; 750,000 shares authorized; 203,425 and 202,152 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	203	202
Class B common stock, $0.001 par value per share; 35 shares authorized and none issued and outstanding at September 30, 2026; 100 shares authorized and 65 shares issued and outstanding as of December 31, 2025	—	—
Additional paid-in capital	472,365	470,907
Accumulated deficit	(585,799)	(518,549)
Deficit of Ascend Wellness Holdings, Inc. common stockholders	(113,231)	(47,440)
Non-controlling interests	823	823
Total stockholders' deficit	(112,408)	(46,617)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$879,799	$907,929
The accompanying notes are an integral part of the condensed consolidated financial statements.

ASCEND WELLNESS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2026	2025	2026	2025
Revenue, net	$130,019	$124,734	$373,070	$380,035
Cost of goods sold	(76,930)	(81,133)	(229,608)	(255,481)
Gross profit	53,089	43,601	143,462	124,554
Operating expenses
General and administrative expenses	48,589	44,926	131,136	124,395
Operating profit (loss)	4,500	(1,325)	12,326	159

Other (expense) income
Interest expense	(21,977)	(12,562)	(63,031)	(35,810)
Other income, net	59	341	174	1,302
Total other expense, net	(21,918)	(12,221)	(62,857)	(34,508)
Loss before income taxes	(17,418)	(13,546)	(50,531)	(34,349)
Income tax expense	(10,533)	(12,279)	(16,719)	(35,141)
Net loss	$(27,951)	$(25,825)	$(67,250)	$(69,490)

Net loss per share attributable to Class A and Class B common stockholders — basic and diluted	$(0.14)	$(0.13)	$(0.33)	$(0.34)
Weighted-average common shares outstanding — basic and diluted	203,234	202,970	202,897	203,943

The accompanying notes are an integral part of the condensed consolidated financial statements.

ASCEND WELLNESS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

	Nine Months Ended September 30, 2026
	Class A and Class B Common Stock		Attributable to Ascend Wellness Holdings, Inc. Common Stockholders
(in thousands)	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Deficit	Non- Controlling Interests	Total
December 31, 2025	202,217	$202	$470,907	$(518,549)	$(47,440)	$823	$(46,617)
Vesting of equity-based payment awards	816	1	(1)	—	—	—	—
Taxes withheld under equity-based compensation plans, net	(273)	—	(134)	—	(134)	—	(134)
Equity-based compensation expense	—	—	450	—	450	—	450
Exercise of stock options	65	—	27	—	27	—	27
Net loss	—	—	—	(29,493)	(29,493)	—	(29,493)
March 31, 2026	202,825	$203	$471,249	$(548,042)	$(76,590)	$823	$(75,767)
Vesting of equity-based payment awards	251	—	—	—	—	—	—
Taxes withheld under equity-based compensation plans, net	(26)	—	(14)	—	(14)	—	(14)
Equity-based compensation expense	—	—	499	—	499	—	499
Net loss	—	—	—	(9,806)	(9,806)	—	(9,806)
June 30, 2026	203,050	$203	$471,734	$(557,848)	$(85,911)	$823	$(85,088)
Vesting of equity-based payment awards	402	—	—	—	—	—	—
Taxes withheld under equity-based compensation plans, net	(63)	—	(30)	—	(30)	—	(30)
Equity-based compensation expense	—	—	648	—	648	—	648
Exercise of stock options	36	—	13	—	13	—	13
Net loss	—	—	—	(27,951)	(27,951)	—	(27,951)
September 30, 2026	203,425	$203	$472,365	$(585,799)	$(113,231)	$823	$(112,408)

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

ASCEND WELLNESS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
(in thousands)	2026	2025
Cash flows from operating activities
Net loss	$(67,250)	$(69,490)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	59,540	53,001
Amortization of operating lease assets	2,368	1,553
Non-cash interest expense	4,960	3,918
Equity-based compensation expense	1,597	1,945
Deferred income taxes	(8,990)	(8,724)
(Gain) loss on sale of assets	(137)	55
Other	(1,640)	14,307
Changes in operating assets and liabilities, net of effects of acquisitions
Accounts receivable	2,381	6,098
Inventory	1,189	(7,784)
Other current assets	726	319
Other non-current assets	(189)	(90)
Accounts payable and accrued liabilities	(11,236)	(8,701)
Other current liabilities	2,089	(1,142)
Lease liabilities	(2,019)	(2,682)
Income taxes payable	25,080	39,154
Net cash provided by operating activities	8,469	21,737
Cash flows from investing activities
Additions to capital assets	(15,749)	(19,115)
Investments in notes receivable	—	(285)
Proceeds from collection of notes receivable	3,027	4,345
Proceeds from sale of assets	1,000	27
Payments for acquisition of businesses and related deposits, net of cash acquired	(11,230)	(9,445)
Purchase of intangible assets	(3,450)	(4,500)
Net cash used in investing activities	(26,402)	(28,973)
Cash flows from financing activities
Proceeds from issuance of debt	—	72,412
Repayments of debt	(137)	(61,962)
Debt issuance costs	—	(462)
Repayments under finance leases	(730)	(1,395)
Taxes withheld under equity-based compensation plans, net	(346)	—
Repurchase of common stock	—	(1,580)
Proceeds from the exercise of stock options	40	60
Payment of contingent consideration	(2,945)	(819)
Net cash (used in) provided by financing activities	(4,118)	6,254
Net decrease in cash, cash equivalents, and restricted cash	(22,051)	(982)
Cash, cash equivalents, and restricted cash at beginning of period	85,676	88,254
Cash, cash equivalents, and restricted cash at end of period	$63,625	$87,272

The accompanying notes are an integral part of the condensed consolidated financial statements.

ASCEND WELLNESS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED, UNAUDITED)

	Nine Months Ended September 30,
(in thousands)	2026	2025
Supplemental cash flow information
Interest paid	$38,849	$36,431
Income tax payments, net of refunds received	1,064	4,713

Non-cash investing and financing activities
Capital expenditures incurred but not yet paid	$4,318	$3,822
Taxes withheld under equity-based compensation plans, net	473	299
Non-cash consideration of intangible assets acquired	2,700	—
Financing costs incurred but not yet paid	—	21
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
2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with (i) United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information, and (ii) the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of our management, our unaudited condensed consolidated financial statements and accompanying notes (the “Financial Statements”) include all normal recurring adjustments that are necessary for the fair statement of the interim periods presented. Interim results of operations are not necessarily indicative of results for the full year, or any other period. The Financial Statements should be read in conjunction with our audited consolidated financial statements (and notes thereto) in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report”), as filed with the United States Securities and Exchange Commission (“SEC”) and with the relevant Canadian securities regulatory authorities under its profile on the System for Electronic Document Analysis and Retrieval Plus (“SEDAR+”). Except as noted below, there have been no material changes to the Company’s significant accounting policies and estimates during the nine months ended September 30, 2026.
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

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share data)

Liquidity
The Company has generated recurring losses that have resulted in an accumulated deficit as of September 30, 2026 and December 31, 2025. As of September 30, 2026, we had cash and cash equivalents of $63,625, which, combined with anticipated cash flows from operating activities, management believes is more than adequate to support operations for the next twelve months from the date of issuance of these Financial Statements. Management may continue to access capital markets for additional funding through debt and/or equity financings to supplement future cash needs, as may be required. However, management cannot provide any assurances that the Company will be successful in accomplishing its business plans. If the Company is unable to raise additional capital whenever necessary, it may be forced to decelerate or curtail certain of its operations until such time as additional capital becomes available.
Cash and Cash Equivalents and Restricted Cash
As of September 30, 2026 and December 31, 2025, we did not hold significant restricted cash or cash equivalents.
Fair Value of Financial Instruments
During the nine months ended September 30, 2026 and 2025, we had no transfers of assets or liabilities between any of the hierarchy levels.
In addition to assets and liabilities that are measured at fair value on a recurring basis, we are also required to measure certain assets at fair value on a non-recurring basis that are subject to fair value adjustments, as may be applicable, in specific circumstances. These assets can include: goodwill; intangible assets; property and equipment; and lease-related right-of-use (“ROU”) assets. We estimate the fair value of these assets using primarily unobservable Level 3 inputs. No impairment indicators were noted on such assets during the nine months ended September 30, 2026 and 2025.
The Company’s earn-out liabilities represent contingent consideration recognized in connection with certain acquisitions, as further described in Note 4, “Acquisitions,” and Note 8, “Variable Interest Entities,” and are classified within Level 3 of the fair value hierarchy. The Company remeasures these liabilities at fair value on a recurring basis at each reporting date utilizing an income approach based on probability-weighted estimate of the future payment that reflects managements’s estimate of the likelihood that the performance thresholds underlying the arrangements will be achieved, discounted using the Company’s estimated incremental borrowing rate. As of December 31, 2025, the balance of the Company’s earn-out liabilities was $4,953. This total was reduced to zero during the nine months ended September 30, 2026, based upon the underlying metrics, and the change in these estimates are recognized within “General and administrative expenses” in the unaudited Condensed Consolidated Statements of Operations.
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

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share data)

Basic EPS is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects potential dilution and is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period increased by the number of additional common shares that would have been outstanding if all potential common shares had been issued and were dilutive. However, potentially dilutive securities are excluded from the computation of diluted EPS to the extent that their effect is anti-dilutive. Potential dilutive securities include incremental shares of common stock issuable upon the exercise of warrants, unvested restricted stock awards, unvested restricted stock units, and outstanding stock options, as applicable. At September 30, 2026 and 2025, 19,923 and 19,640 shares of common stock equivalents, respectively, were excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive.
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
3. REPORTABLE SEGMENTS AND REVENUE
The Company operates under one operating segment, which is its only reportable segment: the production and sale of cannabis products. All of the Company’s operations are located in the United States. The Company’s chief operating decision maker (“CODM”), the Chief Executive Officer, manages the business and makes operating decisions at the consolidated level. Accordingly, our CODM uses consolidated operating profit and net income (loss) to measure segment profit or loss, allocate resources, and assess operating performance. Further, the CODM reviews and utilizes functional expenses, such as general and administrative expenses, at the consolidated level to manage the Company’s operations. Other segment items included in consolidated net loss that are reflected in the unaudited Condensed Consolidated Statements of Operations are: interest expense; other income, net; and income tax expense (benefit). Refer to Note 17, “Supplemental Information,” for additional information regarding our general and administrative expenses.
Disaggregation of Revenue
The Company disaggregates its revenue from the direct sale of cannabis to customers as retail revenue and wholesale revenue. We have determined that disaggregating revenue into these categories best depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Retail revenue	$97,824	$83,784	$273,676	$254,595
Third-party wholesale revenue	32,195	40,950	99,394	125,440
Total revenue, net	$130,019	$124,734	$373,070	$380,035
The liability related to the loyalty program we offer dispensary customers at certain locations was $314 and $1,125 at September 30, 2026 and December 31, 2025, respectively, and is included within “Other current liabilities” on the unaudited Condensed Consolidated Balance Sheets. The total allowance for credit losses was $2,486 and $2,301 as of September 30, 2026 and December 31, 2025, respectively. Write-offs were not significant during the three and nine months ended September 30, 2026 and 2025.

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
2026 Acquisitions
Northeast Retail Partnership Dispensaries Seven and Eight
In April 2026, Northeast Retail Partner Seven (as defined in Note 8, “Variable Interest Entities”) entered into a definitive agreement to acquire two adult-use dispensaries (“Northeast Retail Partnership Dispensaries Seven and Eight”), which agreement is subject to regulatory approval. The parties also entered into a consulting agreement under which Northeast Retail Partner Seven will provide management and advisory services for a set fee. This consulting agreement became effective in April 2026 and will remain in place until regulatory approval of the definitive agreement is received and the underlying transaction closes. Based on the provisions of this consulting agreement, Northeast Retail Partner Seven obtained operational and financial influence over Northeast Retail Partnership Dispensaries Seven and Eight and therefore recognized the transaction as a business combination as of the April 2026 effective date of the consulting agreement. Refer to Note 8, “Variable Interest Entities,” for additional information regarding the Company’s VIEs. Total cash consideration for Northeast Retail Partnership Dispensaries Seven and Eight is $3,600, of which $800 was remitted in May 2026 and the remainder is due at final closing, subject to customary closing adjustments, as applicable. Direct transaction costs were not material.
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

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share data)

Northeast Retail Partnership Dispensary Nine
In August 2026, the Company entered into a definitive agreement pursuant to which it may acquire a direct ownership interest in Northeast Retail Partner Eight (as defined in Note 8, “Variable Interest Entities”), which owns and operates one adult-use dispensary in the Northeast (“Northeast Retail Partnership Dispensary Nine”). Total cash consideration for this transaction is $6,500, of which $2,186 was remitted in August 2026 pursuant to a note agreement, which is further described in Note 8, “Variable Interest Entities.” Based on the terms of the underlying agreement, the Company determined that the transaction met the criteria for consolidation as a VIE, as further described in Note 8, “Variable Interest Entities,” and therefore recognized the transaction as of the effective date. The remaining consideration is payable in accordance with the terms of the agreement, with a portion due at closing and the remainder due six months thereafter, subject to customary closing adjustments, as applicable. The underlying agreement is subject to regulatory review and approval. Direct transaction costs were not material.
Preliminary Purchase Price Allocations
The following table summarizes the preliminary purchase price allocations for the business combinations recognized in 2026, described above, which remain preliminary as management refines certain estimates during the respective measurement periods:

(in thousands)	Northeast Retail Partnership Dispensaries Seven and Eight	Midwest Partnership Two Dispensaries	Northeast Retail Partnership Dispensary Nine
Assets acquired (liabilities assumed):
Cash	$14	$34	$86
Inventory(1)	358	768	390
Other current assets	79	209	—
Property and equipment(2)	743	2,714	1,429
Other assets	122	491	34
License(3)	1,570	11,720	2,600
Goodwill(4)	714	6,364	3,237
Accounts payable and accrued liabilities	—	—	(470)
Other current liabilities	—	—	(71)
Deferred tax liabilities	—	—	(735)
Net assets acquired	$3,600	$22,300	$6,500

Consideration transferred:
Cash(5)	$3,600	$22,300	$6,500
Total consideration	$3,600	$22,300	$6,500
(1)During the three months ended September 30, 2026, we refined certain estimates related to the fair value of inventory acquired in the Midwest Partnership Two Dispensaries transaction, resulting in a measurement period adjustment that reduced the inventory value by $63, with a corresponding impact to goodwill.
(2)Consists of $706 of leasehold improvements and $37 of furniture, fixtures, and equipment related to Northeast Retail Partnership Dispensaries Seven and Eight, $2,610 of leasehold improvements and $104 of furniture, fixtures, and equipment related to the Midwest Partnership Two Dispensaries, and $1,391 of leasehold improvements and $38 of furniture, fixtures, and equipment related to Northeast Retail Partnership Dispensary Nine.
(3)The amortization period for the acquired licenses is 10 years.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share data)

(4)Goodwill is largely attributable to the value expected to be obtained from long-term business growth and buyer-specific synergies. Goodwill is largely not deductible for tax purposes due to the limitations under Internal Revenue Code (“IRC”) Section 280E; see Note 14, “Income Taxes,” for additional information.
(5)Of the total cash consideration, $800 was paid in May 2026 for Northeast Retail Partnership Dispensaries Seven and Eight. A deposit of $3,200 was remitted during the three months ended March 31, 2026 and $2,500 was remitted during the three months ended June 30, 2026 related to the Midwest Partnership Two Dispensaries. Additionally, $2,186 was remitted during the three months ended September 30, 2026 related to Northeast Retail Partnership Dispensary Nine. The remaining consideration due for each transaction is included within sellers’ notes as a component of debt; refer to Note 11, “Debt,” for additional information.
The Company and its consolidated entities, as applicable, also agreed to assume the lease for the associated locations for each of the transactions described above and recognized a total finance lease liability and ROU asset of $2,121 related to Northeast Retail Partnership Dispensaries Seven and Eight and $4,989 related to the Midwest Partnership Two Dispensaries, as well as an operating lease liability and corresponding ROU asset of $1,133 related to Northeast Retail Partnership Dispensary Nine.
Pro forma financial information is not presented for these acquisitions, as such results are immaterial, individually and in aggregate, to both the current and prior periods. The Company’s consolidated results of operations for the three and nine months ended September 30, 2026 include revenue of $9,659 and $13,214, respectively, and net loss of $679 and $833, respectively, related to these transactions from the respective acquisition dates.
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
Total anticipated cash consideration for the Midwest Partnership Dispensary Three transaction was $1,667, of which $833 was paid upon the regulatory approval of the MSA and the remainder was due at final closing, subject to certain closing adjustments. During the nine months ended September 30, 2026, the parties agreed to reduce consideration by $18, which was reflected as a final measurement period adjustment to accounts payable and accrued liabilities, and the final closing payment was paid at closing in April 2026. This agreement also provided for an earn-out payment that was to be paid in cash, based on 3.2-times EBITDA (as defined in the underlying agreement) that was achieved during a specified twelve-month period, less the purchase price. The initial fair value estimate of $1,600 for this earn-out was determined utilizing an income approach based on a probability-weighted estimate of the future payment discounted using the Company’s estimated incremental borrowing rate and was classified within Level 3 of the fair value hierarchy. The estimated fair value was $1,250 as of December 31, 2025 and was included within “Accounts payable and accrued liabilities” on the unaudited Condensed Consolidated Balance Sheet as of that date. The estimated fair value of this earn-out was subsequently reduced to zero based on the underlying metrics and a change in estimated fair value of $1,250 was recognized during the nine months ended September 30, 2026, which is included within “General and administrative expenses” on the unaudited Condensed Consolidated Statements of Operations.

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
Total cash consideration for the Midwest Partnership Dispensary Four transaction was $3,333, of which $1,667 was paid upon the regulatory approval of the MSA and the remainder was due at final closing, subject to certain closing adjustments. During the nine months ended September 30, 2026, the parties agreed to reduce consideration by $174, which included a measurement period adjustment of $74 related to accounts payable and accrued liabilities and the remainder to goodwill, and the final closing payment was paid at closing in April 2026. This agreement also provided for an earn-out payment that was to be paid in cash, based on 3.2-times EBITDA (as defined in the underlying agreement) that was achieved during a specified twelve-month period, less the purchase price. The initial fair value estimate of $1,900 for this earn-out was determined utilizing an income approach based on a probability-weighted estimate of the future payment discounted using the Company’s estimated incremental borrowing rate and was classified within Level 3 of the fair value hierarchy. As of December 31, 2025, the estimated fair value of this earn-out was $1,540 and was included within “Accounts payable and accrued liabilities” on the unaudited Condensed Consolidated Balance Sheet as of that date. The estimated fair value was subsequently reduced to zero based on the underlying metrics and a change in estimated fair value of $1,540 was recognized during the nine months ended September 30, 2026, which is included within “General and administrative expenses” on the unaudited Condensed Consolidated Statements of Operations.
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

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share data)

Northeast Partnership Dispensaries Two and Three
In September 2025, Northeast Retail Partner Three (as defined in Note 8, “Variable Interest Entities”) acquired an entity that owns and operates two adult-use dispensaries (“Northeast Partnership Dispensaries Two and Three”), which transaction was completed pursuant to a definitive agreement that was signed in February 2025 and was subject to certain closing conditions, including regulatory approval of the underlying transaction which was received prior to closing. The stated purchase price consisted of $7,850 of cash consideration, subject to certain working capital and other customary adjustments, and of which $250 was paid as a deposit at signing. Total cash consideration included the settlement of $4,779 related to an outstanding note with a principal balance of $4,100 and associated interest. As of the closing date, the Company paid $1,541, which included an initial working capital estimate of $1,040. In December 2025, the parties agreed to a revised working capital estimate that reduced this estimate by $2,609. The resulting net estimate of $289 is included within “Other current assets” on the unaudited Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025. During the nine months ended September 30, 2026, the Company recorded a purchase price adjustment of $2,461 related to certain historical uncertain tax positions, with a corresponding increase to goodwill. Other final measurement period adjustments were not material.
This transaction also provided for an earn-out payment that was payable in cash, in an amount equal to the lesser of $2,000 or three times the Annual EBITDA (as defined in the underlying agreement) during the one-year period following closing. The initial fair value estimate of $1,800 for this earn-out was determined utilizing an income approach based on a probability-weighted estimate of the future payment discounted using the Company’s estimated incremental borrowing rate and was classified within Level 3 of the fair value hierarchy. The estimated fair value was $1,823 as of December 31, 2025 and was included within “Accounts payable and accrued liabilities” on the unaudited Condensed Consolidated Balance Sheet as of that date. The estimated fair value of this earn-out was subsequently reduced to zero based on the underlying metrics and a change in estimated fair value of $1,823 was recognized during the nine months ended September 30, 2026, which is included within “General and administrative expenses” on the unaudited Condensed Consolidated Statements of Operations.
Pro Forma and Financial Information
Pro forma financial information is not presented for these acquisitions, as such results are immaterial, individually and in aggregate, to both the current and prior periods. The Company’s consolidated results of operations for the three months ended September 30, 2026 and 2025 include a total of $6,634 and $3,548, respectively, of revenue and $187 of net income and $155 of net loss, respectively, related to these transactions, and the nine months ended September 30, 2026 and 2025 include a total of $19,510 and $5,126, respectively, of revenue and $992 of net income and $435 of net loss, respectively.
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
The stated total purchase price was approximately $10,000 of cash consideration, subject to certain closing adjustments. An initial deposit of $1,500 was remitted during the first quarter of 2024 and the remainder of $8,500 was remitted to escrow during the second quarter of 2024. In November 2025, the parties agreed to reduce the purchase price by $1,250, which funds were received from escrow, and $5,750 was released to the sellers at that time. The balance of the revised purchase price remained in escrow as of September 30, 2026, to be released upon final closing, subject to certain closing adjustments. Final closing of the asset purchase agreements in respect of the 2024 Midwest Partner Dispensaries remains subject to regulatory approval.

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
2026 Asset Acquisition
Northeast Retail Partnership Dispensary Six
In April 2025, the Company entered into a definitive agreement pursuant to which the Company proposed to acquire an entity that anticipated obtaining an adult-use license (“Northeast Retail Partnership Dispensary Six”) and receive $1,000 of cash consideration in exchange for the Company’s Ohio cultivation license (the “Ohio Cultivation License”). This transaction was subject to certain closing conditions, including regulatory approvals, and closed in March 2026. Northeast Retail Partnership Dispensary Six was not operational at the time of closing and therefore the Company accounted for this transaction as an asset acquisition and allocated the cost of $2,700 to the license acquired, in addition to an acquisition-related deferred tax liability of $1,063. The cost of the transaction was measured by the fair value of the non-cash consideration received in the transaction, which was estimated based on a discounted cash flow model utilizing inputs primarily classified within Level 3 of the fair value hierarchy plus the fair value of the cash received. The Company recognized a gain on sale of $137, which is included within “General and administrative expenses” for the nine months ended September 30, 2026. This gain represented the excess of fair value compared with the $3,529 book value of the Ohio Cultivation License, less the $1,000 cash received and a nominal value associated with inventory. The Ohio Cultivation License was de-recognized as of the transaction date; refer to Note 9, “Intangible Assets and Goodwill,” for additional information. The parties also settled $349 that the Company previously funded under a note receivable and reimbursed the seller for an additional $588 related to capital expenditures. The Company also assumed the lease for the dispensary location which had a lease liability and ROU asset of $1,066 as of the effective date and is classified as an operating lease; refer to Note 10, “Leases,” for additional information regarding the Company’s leases. Transaction costs were not material. This transaction was with a specific buyer and the Company determined the Ohio Cultivation License did not meet the criteria to be classified as held-for-sale as of December 31, 2025.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share data)

2025 Asset Acquisitions
In December 2024, Midwest Retail Partner One entered into a definitive agreement to acquire the membership interests of an entity that anticipates receiving two adult-use licenses, which agreement is subject to regulatory approval. In conjunction with this definitive agreement, the parties entered into certain MSAs under which Midwest Retail Partner One will provide certain management and advisory services for a set fee. Based on the provisions of the agreements, Midwest Retail Partner One obtained operational and financial influence over the underlying entity and therefore recognized the transaction as an asset acquisition as of the February 2025 regulatory approval date of these MSAs. Total cash consideration for this transaction may be up to $4,000, subject to certain closing adjustments, and was allocated to the licenses acquired as of the effective date, in addition to an acquisition-related deferred tax liability of $1,755. Of the total consideration, $1,000 was paid at signing in December 2024. A total of up to $1,500 is expected to be paid upon opening of the associated dispensary locations and a total of up to $1,500 is expected to be paid upon final closing of the associated transaction. One of the dispensary locations opened in March 2026 and a payment of $750 was made in May 2026 in accordance with the agreement, and the second location opened in November 2026. The total of these expected payments, less payments made, is included as a sellers’ note as of September 30, 2026 and December 31, 2025, as applicable; refer to Note 11, “Debt.” Refer to Note 8, “Variable Interest Entities,” for additional information regarding the Company’s VIEs, including Midwest Retail Partner One.
In January 2025, Midwest Retail Partner One entered into a definitive agreement to acquire a conditional adult-use license, which agreement is subject to regulatory approval. In conjunction with this definitive agreement, the parties entered into certain MSAs under which Midwest Retail Partner One will provide certain management and advisory services for a set fee. The parties also entered into a working capital loan and security agreement, under which Midwest Retail Partner One could loan up to $3,650 for the build-out of the associated dispensary. Based on the provisions of the MSAs and working capital loan, Midwest Retail Partner One obtained operational and financial influence over the underlying assets as of the February 2025 regulatory approval date of the MSAs. As such, this transaction was accounted for as an asset acquisition as of that date and the total consideration was allocated as the cost of the license acquired. In October 2025, the parties amended the definitive agreement to, among other provisions, reduce the $1,900 of total cash consideration by $150 and advance $450 at that time. The associated dispensary opened in May 2025 and final closing of the underlying transaction occurred in July 2026. At closing, the remaining $1,300 of cash consideration was paid and the working capital loan was forgiven. The closing payment was included as a sellers’ note as of December 31, 2025; refer to Note 11, “Debt.” Direct transaction costs were not material. Refer to Note 8, “Variable Interest Entities,” for additional information regarding the Company’s VIEs, including the Midwest Retail Partner One.
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
In July 2025, the Company entered into certain amendments related to the Ohio Agreement that, among other provisions, permitted the Company to acquire the real property of the dispensary locations in advance of the license ownership transfer and advanced to the sellers $2,000 of the remaining $11,000 of cash consideration that was due at final closing (the “OPA Sellers’ Note”). Effective on August 5, 2025, the Company acquired the entity that holds the real property. In September 2025, the Company notified the sellers that it was exercising the option to acquire OPA. The related transaction closed in October 2025 and $7,000 of the OPA Sellers’ Note was paid at that time. The remaining $2,000 of total transaction consideration is included as a sellers’ note as of September 30, 2026 and December 31, 2025 (refer to Note 11, “Debt”) and will be remitted upon the final regulatory approval of the transfer of each of the two additional licenses, which the Company anticipates may occur within twelve months after each of the dispensary locations open. One of the locations opened in January 2026 and the second opened in October 2026.
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
5. INVENTORY
The components of inventory are as follows:

(in thousands)	September 30, 2026	December 31, 2025
Materials and supplies	$11,359	$10,921
Work in process	35,208	34,530
Finished goods	36,227	39,256
Total	$82,794	$84,707
Total compensation expense capitalized to inventory was $17,949 and $17,939 during the three months ended September 30, 2026 and 2025, respectively, and $54,857 and $53,028 during the nine months ended September 30, 2026 and 2025, respectively. At September 30, 2026 and December 31, 2025, $14,096 and $15,706, respectively, of compensation expense remained capitalized as part of inventory. The Company recognized, as a component of cost of goods sold, total write-downs related to net realizable value adjustments, expired products, and obsolete packaging totaling $219 and $6,967 during the three months ended September 30, 2026 and 2025, respectively, and $2,429 and $13,883 during the nine months ended September 30, 2026 and 2025, respectively. These amounts are included within “Other” on the unaudited Condensed Consolidated Statements of Cash Flows.

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
In March 2024, in conjunction with the settlement of a previously outstanding note receivable, the Company entered into a supply agreement that provides for the Company to receive $6,000 of inventory products, based on market prices, over the course of three years, with a maximum of $500 per quarter. The Company recorded this receivable net of an initial discount of $984 that is being accreted to interest income over the agreement term. A total of $252 and $343 of inventory was supplied under this agreement during the three months ended September 30, 2026 and 2025, respectively, and $742 and $750 was supplied during the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026 and December 31, 2025, $540 and $1,000, respectively, of the remaining receivable is included within “Other current assets” on the unaudited Condensed Consolidated Balance Sheets and $197 is included within “Other non-current assets” as of December 31, 2025. These amounts are net of reserves established in 2024 for collection risk, of which $1,000 is included in “Other current assets” and $1,083 is included within “Other non-current assets.”
Additionally, a total of $3,672 was outstanding at December 31, 2025 related to a promissory note issued to the owner of a property that the Company is renting, of which $184 and $3,488 was included in “Other current assets” and “Other non-current assets,” respectively, on the unaudited Condensed Consolidated Balance Sheet as of that date. In February 2026, the parties agreed to terminate this note and the Company received a payment of $3,000 in satisfaction of the obligations thereunder, and recognized a loss on settlement of $657, which is included within “General and administrative expenses” on the unaudited Condensed Consolidated Statements of Operations and “Other” on the unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2026.
No impairment losses on notes receivable were recognized during the nine months ended September 30, 2026 or 2025, other than as described above.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share data)

7. PROPERTY AND EQUIPMENT
Property and equipment consists of the following:

(in thousands)	September 30, 2026	December 31, 2025
Leasehold improvements	$232,774	$219,389
Buildings	222,268	213,781
Furniture, fixtures, and equipment	100,611	92,168
Construction in progress	10,552	9,634
Land	5,782	5,782
Property and equipment, gross	571,987	540,754
Less: accumulated depreciation	195,972	158,352
Property and equipment, net	$376,015	$382,402
Total depreciation expense was $12,960 and $10,512 during the three months ended September 30, 2026 and 2025, respectively, and $38,277 and $30,094 during the nine months ended September 30, 2026 and 2025, respectively. Total depreciation expense capitalized to inventory was $8,510 and $6,786 during the three months ended September 30, 2026 and 2025, respectively, and $25,396 and $20,320 during the nine months ended September 30, 2026 and 2025, respectively. At September 30, 2026 and December 31, 2025, $1,728 and $1,966, respectively, of depreciation expense remained capitalized as part of inventory. Disposals and write-offs of accumulated depreciation during the nine months ended September 30, 2026 were not material, other than as described below related to finance leases. During the three and nine months ended September 30, 2026, the Company wrote off a total of $37 and $314, respectively, of certain construction in progress projects, which is included within “General and administrative expenses” on the unaudited Condensed Consolidated Statements of Operations for the respective periods and within “Other” on the unaudited Condensed Consolidated Statements of Cash Flows.
The table above includes the following amounts related to finance leases:

(in thousands)	September 30, 2026	December 31, 2025
Buildings	$137,340	$128,859
Vehicles(1)	2,716	2,801
Equipment(1)(2)	2,321	2,321
	142,377	133,981
Less: accumulated amortization(3)	12,669	5,249
Total(4)	$129,708	$128,732
(1)Included within “Furniture, fixtures, and equipment.”
(2)Equipment leased pursuant to a master lease agreement that was entered into in June 2022, which provided for up to $15,000 in aggregate, pursuant to individual lease agreements.
(3)Included within “Accumulated depreciation.” The Company wrote off fully amortized vehicle leases totaling $141 and $657 during the three and nine months ended September 30, 2026, respectively.
(4)Refer to Note 10, “Leases,” for additional information regarding our lease arrangements.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share data)

8. VARIABLE INTEREST ENTITIES
A VIE is a legal entity that does not have sufficient equity at risk to finance its activities without additional subordinated financial support or is structured such that equity investors lack the ability to make significant decisions relating to the entity’s operations through voting rights or do not substantively participate in the gains or losses of the entity. The primary beneficiary has both the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.
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
January 2024 Loan Agreement
In January 2024, the Company entered into a loan agreement pursuant to which the Company may provide financing (the “January 2024 Loan Agreement”), up to $3,000, as amended, at its sole discretion, to a third party (“Northeast Retail Partner One”). Borrowings under the January 2024 Loan Agreement bear interest at a rate of 20.0% per annum and are secured by substantially all of the assets and equity interests of the third party. The January 2024 Loan Agreement provides for customary events of default, contains certain covenants and other restrictions, has a ten-year term, as amended, and prepayment is permitted with prior written notice. The January 2024 Loan Agreement also contains certain provisions and restrictive covenants that provide the Company with operational and financial influence over Northeast Retail Partner One and also provides the Company with financial distributions based on the underlying associated results of operations. The Company has a direct equity ownership interest of 35% of the equity interests of the borrower and, based on the terms of the January 2024 Loan Agreement and other agreements, determined that it has a variable interest in Northeast Retail Partner One and that it is the primary beneficiary, and, therefore, Northeast Retail Partner One met the criteria for consolidation as of such date. The underlying entity received a conditional license approval for one dispensary that was determined to have a fair value of $1,050, which approximated the fair value of the non-controlling interest held by the third-party member as of the effective date. The dispensary subsequently opened in December 2025 (“Northeast Partnership Dispensary Four”). Since the entity is consolidated as a VIE, the intercompany activity related to the January 2024 Loan Agreement is eliminated in consolidation. The net loss attributable to the non-controlling interest was not significant during the three and nine months ended September 30, 2026 and 2025.

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
The February 2024 Loan Agreement contains certain provisions and restrictive covenants that provide the Company with operational and financial influence over the third party entities. The Company determined that the terms and provisions of the February 2024 Loan Agreement and support services agreement create a variable interest in these third party entities and that it is the primary beneficiary, and, therefore, met the criteria for consolidation as of such date. Since the third party entities are consolidated as VIEs, the intercompany activity related to the February 2024 Loan Agreement and the related support services agreement is eliminated in consolidation. The third party entities held no assets at the time the agreements were entered into and the non-controlling interest was determined to have a de minimis fair value as of that date. The net loss attributable to the non-controlling interest was not significant during the three and nine months ended September 30, 2026 and 2025.
Recent Transactions
Refer to Note 4, “Acquisitions,” for information regarding certain transactions related to Midwest Retail Partner One that are consolidated as of September 30, 2026.
Detroit License Holder
In September 2024, the Company acquired 49% of the member interests of an entity (the “Detroit License Holder”) that received conditional approval for an adult-use license in Detroit, Michigan (the “Detroit License”). The Detroit License was subsequently transferred to the Company’s dispensary in Detroit, Michigan, which re-opened in February 2025. Based on the provisions of the various associated agreements, the Company determined that the Detroit License Holder is a VIE and the Company became the primary beneficiary as of the closing date; therefore, the Detroit License Holder is consolidated as a VIE. The underlying transaction agreement provided for an earn-out of up to $2,250 of additional consideration based upon the achievement of certain levels of sales during a specified twelve-month period following the commencement of adult-use sales at the dispensary, which sales commenced in February 2025. The estimated fair value of the contingent consideration was $340 as of December 31, 2025 and was included within “Other non-current liabilities” on the unaudited Condensed Consolidated Balance Sheet as of that date. This amount was reversed during the nine months ended September 30, 2026 upon determination that the earn-out criteria would not be met, and is included within “General and administrative expenses” on the unaudited Condensed Consolidated Statements of Operations and within “Other” on the unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2026.

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
In February 2025, the Company and Northeast Retail Partner Two entered into a definitive agreement to acquire an entity that received licensing approvals for the operation of an adult-use dispensary for a total of $650 of cash consideration. The dispensary opened in October 2026 following the receipt of regulatory approvals. The total cash consideration was allocated to the cost of the license, in addition to an acquisition-related deferred tax liability of $285. Of the total consideration, $250 was paid at signing and the remaining $400 was paid upon the one-year anniversary of the agreement date in February 2026, which was included as a sellers’ note as of December 31, 2025; refer to Note 11, “Debt.” The non-controlling interest was determined to have a de minimis fair value and the net loss attributable to the non-controlling interest was not significant during the three and nine months ended September 30, 2026 and 2025.
Northeast Retail Partner Three Loan Agreement
At its sole discretion, the Company may provide funding to a third party (“Northeast Retail Partner Three”) pursuant to a loan agreement (the “Northeast Retail Partner Three Loan Agreement”). The Northeast Retail Partner Three Loan Agreement provides the Company with the option to convert the outstanding balance into equity interests of the borrower, up to 100%, as may be permissible by applicable regulations at such time. Borrowings under the Northeast Retail Partner Three Loan Agreement bear interest at a rate of 20% per annum and are secured by substantially all of the then-current or future assets of the borrower, as applicable. The Northeast Retail Partner Three Loan Agreement matures ten years from issuance, but may be extended if not otherwise converted prior to maturity, with borrowings and interest not due until such time. This third party held no assets at the time the agreements were entered into and the non-controlling interest was determined to have a de minimis fair value as of that date. Since the entity is consolidated as a VIE, the intercompany activity related to the Northeast Retail Partner Three Loan Agreement is eliminated in consolidation. The net loss attributable to the non-controlling interest was not significant during the three and nine months ended September 30, 2026 and 2025. Refer to Note 4, “Acquisitions,” for information regarding certain transactions related to Northeast Retail Partner Three that are consolidated as of September 30, 2026.

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
In March 2025, the Company and Northeast Retail Partner Four entered into a definitive agreement to acquire an entity that received licensing approvals for the operation of an adult-use dispensary, subject to regulatory approval, for a total of $1,500 of cash consideration, of which $1,383 was allocated to the cost of the license and $117 was allocated to the security deposit for the associated lease which the Company assumed; refer to Note 10, “Leases,” for additional information regarding the Company’s lease arrangements. Additionally, the Company recorded an acquisition-related deferred tax liability of $607, which was allocated to the license as additional cost basis as of the effective date. Of the total consideration, $250 was paid as a deposit during the fourth quarter of 2024 and $250 was paid at signing. The remaining $1,000 was included as a sellers’ note as of December 31, 2025 (refer to Note 11, “Debt”) and was paid in April 2026 in conjunction with the opening of the dispensary. The net loss attributable to the non-controlling interest was not significant during the three and nine months ended September 30, 2026 and 2025.
Northeast Retail Partner Five Loan Agreement
In March 2026, the Company and a third party (“Northeast Retail Partner Five”) entered into a loan agreement pursuant to which the Company may provide, at its sole discretion, financing to Northeast Retail Partner Five (the “Northeast Retail Partner Five Loan Agreement”). Borrowings under the Northeast Retail Partner Five Loan Agreement bear interest at a rate of 20% per annum and are secured by substantially all of the then-current and future assets and equity interests of the borrower. The Northeast Retail Partner Five Loan Agreement provides for customary events of default, contains certain covenants and other restrictions, and has a ten-year term. The Northeast Retail Partner Five Loan Agreement also contains provisions and restrictive covenants that provide the Company with operational and financial influence over Northeast Retail Partner Five and the underlying operating agreement provides the Company with financial distributions based on the associated results of operations. The Company has a direct equity ownership interest of 35% of the equity interests in the borrower and, based on the terms and provisions of the Northeast Retail Partner Five Loan Agreement and associated agreements, determined that it has a variable interest in Northeast Retail Partner Five and that it is the primary beneficiary, and, therefore, met the criteria for consolidation as of such date. The non-controlling interest was determined to have a de minimis fair value. Since the entity is consolidated as a VIE, the intercompany activity related to the Northeast Retail Partner Five Loan Agreement is eliminated in consolidation. Together with Northeast Retail Partner Five, the Company anticipates opening Northeast Retail Partnership Dispensary Five, which is associated with a conditional adult-use license that was acquired but is not yet operational; refer to Note 4, “Acquisitions.” The net loss attributable to the non-controlling interest was not significant during the three and nine months ended September 30, 2026.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share data)

Northeast Retail Partner Six Loan Agreement
In March 2026, the Company and a third party (“Northeast Retail Partner Six”) entered into a loan agreement pursuant to which the Company may provide, at its sole discretion, financing to Northeast Retail Partner Six (the “Northeast Retail Partner Six Loan Agreement”). Borrowings under the Northeast Retail Partner Six Loan Agreement bear interest at a rate of 20% per annum and are secured by substantially all of the then-current and future assets and equity interests of the borrower. The Northeast Retail Partner Six Loan Agreement provides for customary events of default, contains certain covenants and other restrictions, and has a ten-year term. The Northeast Retail Partner Six Loan Agreement also contains provisions and restrictive covenants that provide the Company with operational and financial influence over Northeast Retail Partner Six and the underlying operating agreement provides the Company with financial distributions based on the associated results of operations. The Company has a direct equity ownership interest of 35% of the equity interests in the borrower and, based on the terms and provisions of the Northeast Retail Partner Six Loan Agreement and associated agreements, determined that it has a variable interest in Northeast Retail Partner Six and that it is the primary beneficiary, and, therefore, met the criteria for consolidation as of such date. The non-controlling interest was determined to have a de minimis fair value. Since the entity is consolidated as a VIE, the intercompany activity related to the Northeast Retail Partner Six Loan Agreement is eliminated in consolidation. Together with Northeast Retail Partner Six, the Company anticipates opening Northeast Retail Partnership Dispensary Six, which is associated with a conditional adult-use license that was acquired but is not yet operational; refer to Note 4, “Acquisitions.” The net loss attributable to the non-controlling interest was not significant during the three and nine months ended September 30, 2026.
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
The Northeast Retail Partner Seven Loan Agreement contains certain provisions and restrictive covenants that provide the Company with operational and financial influence over Northeast Retail Partner Seven. The Company determined that the terms and provisions of the Northeast Retail Partner Seven Loan Agreement and support services agreement create a variable interest in Northeast Retail Partner Seven and that it is the primary beneficiary, and, therefore, met the criteria for consolidation as of such date. Since the entity is consolidated as a VIE, the intercompany activity related to the Northeast Retail Partner Seven Loan Agreement and the related support services agreement is eliminated in consolidation. Northeast Retail Partner Seven held no assets at the time the agreements were entered into and the non-controlling interest was determined to have a de minimis fair value as of that date. The net loss attributable to the non-controlling interest was not significant during the three and nine months ended September 30, 2026.
Refer to Note 4, “Acquisitions,” for information regarding certain transactions that are consolidated as of September 30, 2026.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share data)

Northeast Retail Partner Eight Loan Agreement
In August 2026, the Company entered into a loan agreement pursuant to which it may provide up to $2,500 of financing (the “Northeast Retail Partner Eight Loan Agreement”) to a third party (“Northeast Retail Partner Eight”), at its discretion. Borrowings under the Northeast Retail Partner Eight Loan Agreement bear interest at a rate of 20% per annum and are secured by substantially all of the then-current and future assets and equity interests of the borrower. The Northeast Retail Partner Eight Loan Agreement provides for customary events of default, contains certain covenants and other restrictions, and has a ten-year term. The Northeast Retail Partner Eight Loan Agreement also contains certain provisions and restrictive covenants that provide the Company with operational and financial influence over Northeast Retail Partner Eight and also provides the Company with financial distributions based on the underlying associated results of operations. Additionally, the parties entered into a consulting agreement, pursuant to which the Company will provide consulting and advisory services to Northeast Retail Partner Eight for a monthly fee, as well as a mutually beneficial supply agreement. The parties also entered into a definitive agreement that provides the Company the ability to acquire a direct ownership interest in the underlying entity, subject to regulatory approval.
The Company determined that the terms and provisions of the Northeast Retail Partner Eight Loan Agreement and consulting agreement create a variable interest in Northeast Retail Partner Eight and that it is the primary beneficiary, and, therefore, met the criteria for consolidation as of such date. Since the entity is consolidated as a VIE, the intercompany activity related to the Northeast Retail Partner Eight Loan Agreement and the related consulting agreement is eliminated in consolidation. Northeast Retail Partner Eight owns and operates one dispensary in the Northeast; refer to Note 4, “Acquisitions,” for additional information. Based on the terms of the various agreements, the non-controlling interest was determined to have a de minimis fair value as of the effective date. The net loss attributable to the non-controlling interest was not significant during the three months ended September 30, 2026.
Financial Information
The following tables present the summarized financial information about the Company’s consolidated VIEs which are included in the unaudited Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025 and in the unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2026 and 2025, as applicable. Beginning in the fourth quarter of 2025, a previously consolidated VIE became wholly-owned following the closing of the underlying transaction and is therefore excluded from the balance sheet information as of September 30, 2026 and December 31, 2025, with the related results for 2025 included through such date. The information below excludes intercompany balances and activity that eliminate in consolidation and includes the related acquisition details disclosed in Note 4, “Acquisitions.”

(in thousands)	September 30, 2026	December 31, 2025
Current assets	$36,088	$16,014
Other non-current assets	121,645	67,711
Current liabilities	41,194	19,523
Non-current liabilities	42,325	22,137
Deficit attributable to AWH	(3,811)	(5,213)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Revenue, net	$24,269	$16,606	$54,309	$41,621
Net (loss) income	(1,419)	1,457	1,402	2,496

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share data)

9. INTANGIBLE ASSETS AND GOODWILL

(in thousands)	September 30, 2026	December 31, 2025
Intangible Assets
Licenses and permits	$295,470	$282,745
In-place leases	7,100	7,100
Trade names	380	380
	302,950	290,225
Accumulated amortization:
Licenses and permits	(104,014)	(86,673)
In-place leases	(7,100)	(7,100)
Trade names	(380)	(380)
	(111,494)	(94,153)

Total intangible assets, net	$191,456	$196,072
Amortization expense related to intangible assets was $7,100 and $6,871 during the three months ended September 30, 2026 and 2025, respectively, and $20,740 and $20,281 during the nine months ended September 30, 2026 and 2025, respectively. Total amortization expense capitalized to inventory was $581 and $754 during the three months ended September 30, 2026 and 2025, respectively, and $1,918 and $2,263 during the nine months ended September 30, 2026 and 2025, respectively. At September 30, 2026 and December 31, 2025, $114 and $399, respectively, of amortization expense remained capitalized as part of inventory. During the nine months ended September 30, 2026, the Company de-recognized an intangible asset with net book value of $3,529, net of accumulated amortization of $3,399; refer to Note 4, “Acquisitions,” for additional details regarding this transaction.
Goodwill

(in thousands)
Balance, December 31, 2025	$58,453
Acquisitions(1)	10,315
Adjustments to purchase price allocation(1)	2,361
Balance, September 30, 2026	$71,129
(1)Refer to Note 4, “Acquisitions,” for additional information.
No impairment indicators were noted during the nine months ended September 30, 2026 or 2025 and, as such, we did not record any impairment charges during either period.

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
The components of lease assets and lease liabilities and their classification on the unaudited Condensed Consolidated Balance Sheets were as follows:

(in thousands)	Classification	September 30, 2026	December 31, 2025
Lease assets
Operating leases	Operating lease right-of-use assets	$47,851	$47,063
Finance leases	Property and equipment, net	129,708	128,732
Total lease assets		$177,559	$175,795

Lease liabilities
Current liabilities
Operating leases	Operating lease liabilities, current	$3,388	$2,771
Finance leases	Finance lease and other lease financing liabilities, current	3,382	2,924
Non-current liabilities
Operating leases	Operating lease liabilities, non-current	61,065	60,546
Finance leases	Finance lease and other lease financing liabilities, non-current	251,678	243,813
Total lease liabilities		$319,513	$310,054

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share data)

The components of lease costs and classification within the unaudited Condensed Consolidated Statements of Operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Operating lease costs
Capitalized to inventory	$2,219	$9,192	$8,323	$27,489
General and administrative expenses	306	255	556	4,757
Total operating lease costs	$2,525	$9,447	$8,879	$32,246

Finance lease costs
Amortization of leased assets(1)	$2,806	$990	$8,077	$2,097
Interest on lease liabilities	9,222	1,088	26,930	1,783
Total finance lease costs	$12,028	$2,078	$35,007	$3,880
(1)Included as a component of depreciation expense within “General and administrative expenses” on the accompanying unaudited Condensed Consolidated Statements of Operations.
At September 30, 2026 and December 31, 2025, $1,525 and $5,297, respectively, of lease costs remained capitalized in inventory.
The following table presents information on short-term and variable lease costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Total short-term and variable lease costs	$1,094	$1,057	$3,246	$3,071
Sublease income generated during the three and nine months ended September 30, 2026 and 2025 was immaterial.
The following table includes supplemental cash and non-cash information related to our leases:

	Nine Months Ended September 30,
(in thousands)	2026	2025
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$9,416	$30,964
Operating cash flows for finance leases	26,930	1,783
Financing cash flows for finance leases	730	1,395
ROU assets obtained in exchange for new lease obligations
Operating leases	$3,156	$1,479
Finance leases	9,053	12,560

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share data)

The following table summarizes the weighted-average remaining lease term and discount rate:

	September 30, 2026	December 31, 2025
Weighted-average remaining term (years)
Operating leases	10.0	10.6
Finance leases	16.0	16.9
Weighted-average discount rate
Operating leases	16.3%	16.3%
Finance leases	14.6%	14.6%
The amounts of future undiscounted cash flows related to the lease payments over the lease terms and the reconciliation to the present value of the lease liabilities as recorded on our unaudited Condensed Consolidated Balance Sheet as of September 30, 2026 are as follows:

(in thousands)	Operating Lease Liabilities	Finance Lease Liabilities
Remainder of 2026	$3,248	$9,387
2027	13,235	37,970
2028	13,523	38,561
2029	13,479	39,470
2030	12,883	40,457
Thereafter	80,818	556,860
Total lease payments	137,186	722,705
Less: imputed interest	72,733	467,645
Present value of lease liabilities	$64,453	$255,060
Other Lease Financing Activity
The following table presents cash payments due under transactions that did not qualify for sale-leaseback treatment. The cash payments are allocated between interest and liability reduction, as applicable. The “sold” assets remain within land, buildings, and leasehold improvements, as appropriate, for the duration of the lease. A lease financing liability equal to the amount of proceeds received is recorded within “Finance lease and other lease financing liabilities, non-current” on the unaudited Condensed Consolidated Balance Sheets, and totaled $18,100 as of each of September 30, 2026 and December 31, 2025.

(in thousands)	Remainder of 2026	2027	2028	2029	2030	Thereafter	Total
Cash payments due under financing liabilities	$659	$2,665	$2,741	$2,497	$1,596	$6,512	$16,670

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share data)

11. DEBT

(in thousands)	September 30, 2026	December 31, 2025
2024 Term Notes(1)	$300,000	$300,000
Sellers’ notes(2)	29,156	10,200
Mortgage Note(3)	9,183	9,320
Total debt	$338,339	$319,520

Current portion of debt	29,355	10,387
Less: unamortized deferred financing costs	19	19
Current portion of debt, net	$29,336	$10,368

Long-term debt	308,984	309,133
Less: unamortized deferred financing costs	14,261	18,029
Long-term debt, net	$294,723	$291,104
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
The Company may, at any time and from time to time upon not less than 15 nor more than 60 days’ prior notice, prepay the 2024 Term Notes, along with accrued and unpaid interest, subject to a prepayment premium equal to: zero through July 15, 2026 (which did not occur), 4.5% if paid from July 16, 2026 through July 15, 2027, 3.0% if paid from July 16, 2027 through July 15, 2028, and zero if paid July 16, 2028 and thereafter. The July 2024 Loan Agreement requires mandatory prepayments from proceeds of certain events. In the event of a change of control, as provided in the July 2024 Loan Agreement, the Company will be required to make an offer to each holder of the 2024 Term Notes to repay all or any part of such holders’ 2024 Term Notes at a price in cash equal to not less than 101% of the aggregate principal amount of such 2024 Term Notes repaid, plus accrued and unpaid interest thereon.
Pursuant to the July 2024 Loan Agreement, the Company has agreed to comply with certain customary covenants, including, but not limited to, restrictions on the Company’s ability to: declare or pay dividends or make certain other payments; purchase, redeem, or otherwise purchase or retire for value any equity interests or any subordinated indebtedness or otherwise make any restricted investment or restricted payment; incur certain indebtedness; create certain liens; consolidate, amalgamate, merge, or transfer all or substantially all of the assets of the Company and certain restricted subsidiaries taken as a whole; enter into certain transactions with affiliates; and engage in certain types of businesses. Additionally, the July 2024 Loan Agreement provides for customary events of default which, if certain of them occur, would permit certain parties, including holders of not less than 25% in aggregate principal of the then-outstanding 2024 Term Notes to declare the principal of, and interest or premium, if any, and any other monetary obligations on, all the then-outstanding 2024 Term Notes to be due and payable immediately. In January 2025, the July 2024 Loan Agreement was amended to modify certain terms and provisions, which amended terms and provisions were not due to actual or anticipated covenant violations. The July 2024 Loan Agreement, as amended, requires the Company, on a consolidated basis, to maintain liquidity, consisting of cash and/or cash equivalents plus any future revolving credit availability, as of the last day of each fiscal month in an aggregate amount of at least $20,000, with which the Company was in compliance as of September 30, 2026. The Company is required to comply with certain other financial covenants in contemplation of certain transactions or events, such as acquisitions and other financing activities, if and as applicable, as defined within and provided for under the July 2024 Loan Agreement, as amended.
(2)Sellers’ notes consist of amounts owed for acquisitions or other purchases and are included within Current portion of debt, net as of September 30, 2026 and December 31, 2025; refer to Note 4, “Acquisitions,” and Note 8, “Variable Interest Entities,” for additional information regarding the underlying transactions. As of September 30, 2026 and December 31, 2025, sellers’ notes included the OPA Sellers’ Note which had a balance of $2,000, and is included in “Current portion of debt, net” as of each date. As of September 30, 2026 and December 31, 2025, sellers’ notes includes a total of $2,250 and $6,800, respectively, related to acquisitions associated with Midwest Retail Partner One. Additionally, the balance as of September 30, 2026 includes $2,800 related to Northeast Retail Partnership Dispensaries Seven and Eight, $17,792 related to Midwest Partnership Two Dispensaries, and $4,314 related to Northeast Retail Partnership Dispensary Nine. The Midwest Partnership Two Dispensaries Sellers’ Note was recorded net of an initial discount of $2,200 that was calculated as of the transaction date utilizing the Company’s estimated incremental borrowing rate based on an anticipated payment date and is being accreted to interest expense over that expected term. Sellers’ notes as of December 31, 2025 also includes: $400 that was paid during the first quarter of 2026; a total of $4,058, as adjusted for working capital settlements, that was paid during the second quarter of 2026; and $1,300 that was paid during the third quarter of 2026, related to transactions that are further described in Note 4, “Acquisitions,” and Note 8, “Variable Interest Entities.”

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share data)

(3)On September 29, 2025, certain of the Company’s subsidiaries (the “Borrowing Subsidiaries”) entered into a loan agreement and related promissory note with an aggregate principal amount of $9,345 (the “Mortgage Note”), which was borrowed in full. The Company anticipates utilizing the net proceeds for general corporate purposes, including to fund growth initiatives. The Mortgage Note matures on September 29, 2030 and borrowings thereunder bear interest at a rate of 8.5% per annum. Monthly payments of principal and interest commenced on November 1, 2025. Principal will be repaid based on an amortization period of twenty years and any unpaid principal and accrued interest will be due and payable upon maturity. As of September 30, 2026 and December 31, 2025, $199 and $187, respectively, of principal is included within “Current portion of debt, net” and $8,984 and $9,133, respectively, is included within “Long-term debt, net” on the unaudited Condensed Consolidated Balance Sheets. The Company incurred $102 of direct financing fees associated with the Mortgage Note, which will be amortized over the respective term. The obligations under the Mortgage Note are secured by mortgages on three properties that the Company owns in Ohio, as well as assignment of any leases and rent amounts related to these properties that the Company may enter into. The Mortgage Note contains customary representations and events of default. The Borrowing Subsidiaries have agreed to comply with certain customary covenants, including, but not limited to, restrictions on their ability to: incur additional indebtedness; create certain liens; make material changes to the nature of the business conducted; and sell, lease, transfer, or otherwise dispose of all or a substantial part of their assets. The Mortgage Note also requires the Borrowing Subsidiaries to maintain a debt service coverage ratio (as defined in the Mortgage Note) of not less than 1.30 to 1.00 measured annually based on the entire calendar year and commencing on December 31, 2026.
Debt Maturities
As of September 30, 2026, the following cash payments are required under our debt arrangements:

(in thousands)	Remainder of 2026	2027	2028	2029	2030	Total
Mortgage Note(1)	$49	$203	$219	$241	$8,471	$9,183
Term note maturities	—	—	—	300,000	—	300,000
(1)Principal payments due under the Mortgage Note.
The table above excludes amounts due under sellers’ notes, as the timing of such payments is uncertain and may vary based on regulatory approval of the underlying transactions. Certain payments include an interest accretion component.
Interest Expense
Interest expense during the three and nine months ended September 30, 2026 and 2025 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Cash interest	$9,840	$9,640	$29,207	$28,279
Interest on finance leases	9,222	1,088	26,930	1,783
Non-cash accretion	2,265	1,251	4,960	3,792
Interest on financing liabilities(1)	650	583	1,934	1,830
Loss on extinguishment of debt(2)	—	—	—	126
Total	$21,977	$12,562	$63,031	$35,810
(1)Interest on financing liabilities related to failed sale leaseback transactions. See Note 10, “Leases,” for additional details.
(2)The nine months ended September 30, 2025 includes a loss on extinguishment related to a prepayment associated with the 2021 Credit Facility, primarily related to the write-off of unamortized deferred financing costs.

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
The following table summarizes the total shares of Class A common stock and Class B common stock outstanding as of September 30, 2026 and December 31, 2025:

(in thousands)	September 30, 2026	December 31, 2025
Shares of Class A common stock	203,425	202,152
Shares of Class B common stock	—	65
Total	203,425	202,217
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
On August 28, 2026, the Company held a special meeting at which the holders of shares of Class A common stock (the “Class A Common Shares”) of the Company voted to approve an amendment to the Company’s Certificate of Incorporation to effect a reverse stock split of the Company’s Class A Common Shares at a ratio within a specified range, with the exact ratio to be determined by the Board in its discretion, for a period of up to one year, but prior to the date the Class A Common Shares may become listed on a national securities exchange, whichever is earlier. As of September 30, 2026 and the date of filing of this Quarterly Report on Form 10-Q, the reverse stock split had not been effected.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share data)

Warrants
Warrants to acquire a total of 1,839 shares of Class A common stock with a weighted-average exercise price of $3.10 were outstanding as of December 31, 2025. These warrants were equity-classified instruments with an estimated fair value of $0.84 per warrant, which was calculated at issuance using a Black-Scholes model utilizing assumptions that included a volatility of 70.0% and a risk-free rate of 3.0%. These warrants expired without being exercised on June 30, 2026. No gain or loss was recognized upon expiration and the related amounts remained within additional paid-in capital. Following the expiration of these warrants, there are no warrants outstanding as of September 30, 2026.
13. EQUITY-BASED COMPENSATION EXPENSE
Equity Incentive Plans
In July 2021, the Company adopted a stock incentive plan (the “2021 Plan”), pursuant to which 17,000 shares of Class A common stock are reserved for issuance thereunder, subject to certain adjustments and other terms. Following the adoption of the 2021 Plan, no additional awards are expected to be issued under the Company’s previous stock incentive plan, pursuant to which there are no remaining unvested awards. The 2021 Plan authorized the issuance of stock options, stock appreciation rights (“SAR Awards”), restricted stock awards (“RSAs”), restricted stock units (“RSUs”), and other stock-based awards (collectively, the “2021 Plan Awards”). Any 2021 Plan Awards that expire or are forfeited may be re-issued. The estimated fair value of the 2021 Plan Awards at issuance is recognized as compensation expense over the related vesting, exercise, or service periods, as applicable.
On March 9, 2023, the Company’s board of directors unanimously approved, subject to stockholder approval, an amendment to the 2021 Plan (the “Amendment” and together with the 2021 Plan, the “Amended 2021 Plan”) to increase the maximum number of shares of Class A common stock available for issuance under the Amended 2021 Plan to an amount not to exceed 10% of the total number of issued and outstanding shares of Class A common stock, on a non-diluted basis, as constituted on the grant date of an award pursuant to the Amended 2021 Plan. On May 5, 2023, the stockholders of the Company voted to approve the Amendment, and on April 29, 2026, the stockholders of the Company voted to reapprove the Amended 2021 Plan in accordance with the policies of the CSE. As of September 30, 2026, there were 420 shares of Class A common stock available for grant for future equity-based compensation awards under the Amended 2021 Plan. Activity related to awards issued under the Amended 2021 Plan is further described below. As of September 30, 2026, no SAR Awards and no RSAs had been granted under the Amended 2021 Plan.
Stock Options
The following table summarizes stock option activity during the nine months ended September 30, 2026:

	Options Outstanding
(in thousands, except per share amounts)	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value(1)
Outstanding, December 31, 2025	12,447	$0.71	1.6	$3,470
Granted	6,887	0.43
Exercised	(101)	0.35		$26
Forfeited	(360)	0.38
Expired	(335)	0.67
Outstanding, September 30, 2026	18,538	$0.61	1.3	$2,555
Exercisable at September 30, 2026	8,280	$0.89	1.0	$990
(1)Based on the amount by which the closing market price of our Class A common stock exceeds the exercise price on each date indicated.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share data)

Total unrecognized stock-based compensation expense related to unvested options was $1,181 as of September 30, 2026, which is expected to be recognized over a weighted-average remaining period of 1.0 years.
We determine the fair value of stock options on the grant date using a Black-Scholes option pricing model. The weighted-average fair value of stock options granted during the nine months ended September 30, 2026 was $0.15 per share and was calculated on the date of grant using weighted-average assumptions that included a risk-free interest rate of 4.3%, an expected term of 2.1 years, no dividend yield, and an expected volatility of 70.0%.
Restricted Stock Units
The following table summarizes the RSU activity during the nine months ended September 30, 2026:

	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value per Share
Unvested, December 31, 2025	2,420	$1.09
Granted	648	0.44
Vested(1)	(1,469)	0.90
Forfeited	(214)	1.17
Unvested, September 30, 2026	1,385	$0.98
(1)Includes 362 vested shares that were withheld to cover tax obligations and were subsequently cancelled.
As of September 30, 2026, total unrecognized compensation cost related to the RSUs was $926, which is expected to be recognized over a weighted-average remaining period of 1.3 years.
Performance-Based Awards
In August 2024, the Company’s Board approved an award of 3,000 RSUs pursuant to an employment agreement that were not granted as of September 30, 2026 or as of the date of filing of this Quarterly Report on Form 10-Q, and no shares have been issued in respect thereof. These awards, once granted, will be subject to certain vesting conditions, including the achievement of certain stock price targets and continued service to the Company.
Compensation Expense by Type of Award
The following table details the equity-based compensation expense by type of award for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
RSUs	$336	$466	$925	$1,547
Stock Options	312	340	672	398
Total equity-based compensation expense	$648	$806	$1,597	$1,945
During the three months ended September 30, 2026 and 2025, the Company recognized $324 and $477, respectively, of expense within “General and administrative expenses” and $335 and $329, respectively, within “Cost of goods sold.” During the nine months ended September 30, 2026 and 2025, the Company recognized $615 and $979, respectively, of expense within “General and administrative expenses” and $1,370 and $1,631, respectively, within “Cost of goods sold.” Of the total equity-based compensation expense, $324 and $329 was capitalized to inventory during the three months ended September 30, 2026 and 2025, respectively, and $982 and $966 was capitalized during the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026 and December 31, 2025, $1,063 and $1,451, respectively, remained capitalized in inventory.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share data)

Employee Stock Purchase Plan
In July 2021, the Company also adopted an employee stock purchase plan (the “2021 ESPP”), pursuant to which 4,000 shares of Class A common stock are reserved for issuance thereunder, subject to certain adjustments and other terms. No shares have been issued under the 2021 ESPP as of September 30, 2026.
14. INCOME TAXES

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Loss before income taxes	$(17,418)	$(13,546)	$(50,531)	$(34,349)
Income tax expense	10,533	12,279	16,719	35,141
Effective tax rate	(60.5)%	(90.6)%	(33.1)%	(102.3)%

Gross profit	$53,089	$43,601	$143,462	$124,554
Effective tax rate on gross profit	19.8%	28.2%	11.7%	28.2%
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
As of and for the three and nine months ended September 30, 2026, the Company recognized relief from IRC Section 280E for its qualifying medical cannabis activities. Adult-use (recreational) cannabis operations remain classified under Schedule I, and, accordingly, IRC Section 280E remains applicable with regard to disallowance rules related to adult-use operations and apportioned shared expenses, pending further regulatory developments. State conformity to federal rescheduling varies, and the Company will evaluate state tax impacts as regulations and state guidance evolve.
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

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share data)

As of September 30, 2026 and December 31, 2025, the Company has net deferred tax liabilities of $14,323 and $21,515, respectively, which are reflected net of a valuation allowance of $4,867 and $1,803, respectively. The Company’s valuation allowance is primarily attributable to various states’ net operating loss and credit carryforwards related to limitations on business interest expense carryover amounts. In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some portion, or all, of its deferred tax assets will not be realized and reflects a valuation allowance to the extent that the full benefit may not be realized in the applicable jurisdictions based on estimates of future taxable income.
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

Nine Months Ended September 30, 2026
Balance, December 31, 2025	$203,884
Additions for tax positions related to the current year	23,724
Additions for tax positions related to prior years(1)	18,633
Decrease related to settlements with taxing authorities	(14,818)
Balance, September 30, 2026	$231,423
(1)Includes $2,461 associated with certain acquisition-related historical uncertain tax positions.
A total of $14,818 was released from the Company’s reserve during the nine months ended September 30, 2026 with regard to specific matters for tax positions that were settled with taxing authorities, which favorably impacted the Company’s effective tax rates for the current year periods. The Company is evaluating the impact of the April 2026 Order on its existing uncertain tax positions recorded under IRC Section 280E, but, given the limited implementation guidance issued to date, the Company has not adjusted prior year positions as of the date these Financial Statements were issued.
A total of $53,637 of interest and penalties is accrued for the uncertain tax positions as of September 30, 2026, including $16,772 related to the current year, $39,300 for prior years, less $2,435 that was released in conjunction with decreases to the uncertain tax liability reserve for settlements with taxing authorities during the nine months ended September 30, 2026. A total of $39,300 of interest and penalties was accrued as of December 31, 2025, which included $19,132 for the year then ended and $20,168 for prior years.
The Company has been selected for examination of certain of its amended tax returns filed with these unrecognized tax benefits. The total amount of unrecognized tax benefits, and the related impact to the Company’s effective tax rate, may change within the next twelve months for additional uncertain tax positions taken on a go-forward basis, or, if favorably resolved, would decrease the Company’s effective tax rate. The Company anticipates that certain of its uncertain tax positions may be favorably resolved within the next twelve months in connection with the ongoing examinations of certain of its amended tax returns. However, as of the date of filing of this Quarterly Report on Form 10-Q, the timing and amount of any such resolution remains uncertain due to the complex nature of the evolving tax and regulatory environment.
In July 2025, the U.S. government enacted a reconciliation bill, commonly referred to as the One Big Beautiful Bill Act (the “Act”), with certain provisions of the Act effective in 2025 and other provisions becoming effective in 2026 and beyond. Among the various provisions contained in the Act, modifications to Section 163(j) interest expense limitations have favorably impacted the Company’s state tax calculations. Beginning in the third quarter of 2025, we reflected discrete tax events related to certain provisions of the Act that reduced our uncertain tax positions and increased our deferred tax liabilities, but were not material. Accordingly, the related net impact to the Company’s effective tax rate during the three and nine months ended September 30, 2026 and 2025 was not material. The Company continues to evaluate the impact of the various provisions of the Act, but does not expect the other provisions will have a material impact on its effective tax rate.

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
In April 2025, the Company entered into a definitive agreement pursuant to which the Company proposes to acquire an entity in Ohio that owns and operates a dispensary in Ohio and receive $1,000 of cash consideration in exchange for an entity that holds a conditional dispensary license that the Company expects to receive. This transaction is subject to certain closing conditions, including regulatory approvals. The parties also entered into a working capital loan agreement to provide a maximum of approximately $900 of funding for build-out expenditures incurred by the Company. Borrowings under the working capital loan bear interest at a rate of 7% per annum, and borrowings and accrued interest are to be repaid following the termination of the related definitive agreement or settled as part of the associated transaction. The working capital loan provides for customary events of default and is secured by certain underlying assets. This transaction is with a specific buyer and the Company determined the underlying assets did not meet the criteria to be classified as held-for-sale as of September 30, 2026 or December 31, 2025.
Through the acquisition of Story of PA CR, LLC (“Story of PA”) in April 2022, the Company is party to a research collaboration agreement with the Geisinger Commonwealth School of Medicine (“Geisinger”), a Pennsylvania Department of Health-Certified Medical Marijuana Academic Clinical Research Center, pursuant to which the Company will help fund clinical research to benefit the patients of Pennsylvania. A total of up to $10,000 of additional funding may be provided pursuant to the research collaboration agreement and is expected to be funded over the course of the ten years following the agreement date based on a percentage of annual revenues associated with the underlying operations. The Company remitted a payment of $819 in April 2025 and a payment of $2,945 in May 2026, which are included within “Payment of contingent consideration” on the unaudited Condensed Consolidated Statements of Cash Flows for the respective periods. As of September 30, 2026 and December 31, 2025, $1,655 and $2,945, respectively, of the remaining payment total, were included within “Accounts payable and accrued liabilities” on the unaudited Condensed Consolidated Balance Sheets and $4,581 and $6,236, respectively, were included within “Other non-current liabilities.”
Legal and Other Matters
The Company’s operations are subject to a variety of local and state regulations. Failure to comply with one or more of those regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company ceasing operations. While management believes that the Company is in compliance with applicable local and state regulations as of September 30, 2026 in all material respects, cannabis regulations continue to evolve and are subject to differing interpretations, and accordingly, the Company may be subject to regulatory fines, penalties, or restrictions in the future.

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share data)

As further discussed in Note 14, “Income Taxes,” the DOJ issued the April 2026 Order placing cannabis products subject to qualifying state medical cannabis licenses and other cannabis products that are FDA-approved into Schedule III under the CSA. The Drug Enforcement Administration (“DEA”) held an administrative hearing from June 29, 2026 through July 15, 2026 to address the proposed broader rescheduling of marijuana from Schedule I to Schedule III, including adult-use (recreational) cannabis. The broader rescheduling proceeding has been temporarily stayed to allow the parties to submit briefings related to a newly released Government Accountability Office report recently admitted to the hearing record. The Company is currently assessing the impact of the April 2026 Order on its medical use business, including its federal and state tax positions, compliance obligations, licensing, access to financial services, and capital markets activities. The Company continues to evaluate the limited implementation guidance and regulatory interpretation that is currently available, but the uncertainty of additional information related to such, as well as the potential outcome of additional DEA proceedings, may have a material effect on our future results of operations, cash flows, and liquidity, particularly if it reduces or eliminates the application of IRC Section 280E to some or all of our state-licensed cannabis operations.
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
The Company may be, from time to time, subject to various administrative, regulatory, and other legal proceedings arising in the ordinary course of business. Contingent liabilities associated with legal proceedings are recorded when a liability is probable and the contingent liability can be reasonably estimated. We do not accrue for contingent losses that, in our judgment, are considered to be reasonably possible but not probable. At September 30, 2026, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on our consolidated results of operations, other than as disclosed below.
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
EEOC Complaint
On March 30, 2026, the U.S. Equal Employment Opportunity Commission (“EEOC”) filed a lawsuit against the Company in the U.S. District Court for the Southern District of Illinois. The complaint alleges that the Company violated Title VII of the Civil Rights Act of 1964 by subjecting two former employees and other unnamed female employees at its Collinsville, Illinois dispensary to a sexually hostile work environment, and that the alleged harassment caused one of the former employees to be constructively discharged. The complaint is based primarily on EEOC charges filed in 2023 by the two former employees against the Company, alleging harassment by a former general manager. The Company terminated that individual’s employment in July 2023. The EEOC seeks injunctive relief, monetary damages, and other relief.
On June 29, 2026, the Company filed a motion to dismiss or, in the alternative, for a more definite statement. The motion argues, among other things, that the complaint does not plausibly allege claims on behalf of the unnamed claimants and that claims based on conduct outside the statutory charge-filing period are time-barred. The motion has been fully briefed and remains pending, and no ruling date has been set. The parties are exchanging written discovery, through which the EEOC has identified five additional claimants. The parties have agreed to participate in mediation, scheduled for December 4, 2026.
The Company disputes the allegations and intends to defend the matter vigorously. As of the date of filing of this Quarterly Report on Form 10-Q, the Company cannot predict the outcome of the motion, the mediation, or the litigation, and is unable to estimate the amount or range of any possible loss.
16. RELATED PARTY TRANSACTIONS
There were no significant related party transactions during the nine months ended September 30, 2026, other than as disclosed in Note 12, “Stockholders’ Equity (Deficit).”

Ascend Wellness Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share data)

17. SUPPLEMENTAL INFORMATION
The following table presents supplemental information regarding our other current assets:

(in thousands)	September 30, 2026	December 31, 2025
Prepaid expenses	$6,366	$7,262
Deposits and other receivables	1,147	1,455
Construction deposits	144	132
Other	2,472	2,344
Total	$10,129	$11,193
The following table presents supplemental information regarding our accounts payable and accrued liabilities:

(in thousands)	September 30, 2026	December 31, 2025
Accounts payable	$32,895	$20,912
Accrued payroll and related expenses	10,849	10,968
Accrued interest	8,005	17,647
Fixed asset purchases	4,318	2,148
Acquisition-related liabilities	—	4,613
Litigation settlement	—	17,000
Other	13,828	11,505
Total	$69,895	$84,793
The following table presents supplemental information regarding our general and administrative expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Compensation	$21,997	$17,751	$58,067	$50,780
Depreciation and amortization	10,969	9,843	31,703	27,792
Rent and utilities	6,828	8,624	21,363	21,663
Professional services	3,843	5,092	11,218	13,053
Insurance	1,618	1,314	4,469	3,796
Marketing	1,405	1,204	4,099	3,003
(Gain) loss on sale of assets	—	—	(137)	55
Other, net	1,929	1,098	354	4,253
Total	$48,589	$44,926	$131,136	$124,395

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
In October 2026, the Company entered into a definitive agreement pursuant to which it anticipates acquiring two dispensaries in the Northeast, which agreement is subject to regulatory approval. The parties also entered into a consulting agreement pursuant to which the Company will provide certain management and advisory services for a set fee. The consulting agreement became effective in October 2026 and will remain in place until regulatory approval of the definitive agreement is received and the underlying transaction closes. Based on the provisions of this consulting agreement, the Company obtained operational and financial influence over the dispensaries and anticipates recognizing the transaction as a business combination as of the October 2026 effective date of this consulting agreement. Total cash consideration for the transaction is approximately $3,700, of which approximately $810 was remitted through October 2026, consisting of a $370 deposit that was paid in September 2026 and was included in “Other current assets” on the unaudited Condensed Consolidated Balance Sheet as of September 30, 2026, and $440 that was paid upon the effectiveness of the consulting agreement in October 2026. The remainder is due at final closing and subject to customary closing adjustments, as applicable.
In October 2026, the Company and certain subsidiaries entered into loan agreements and related promissory notes with an aggregate principal amount of $10,995 that have a five-year term. Borrowings under these loans bear interest at a rate of 8.5% per annum and principal and interest will be paid monthly based on an amortization period of ten years and any unpaid principal and accrued interest will be due and payable upon maturity. The obligations under the loans are secured by mortgages of five properties. The loan agreements and relates notes contain customary representations and events of default, as well as customary covenants, including that the borrowing subsidiaries maintain a debt service coverage ratio of not less than 1.30 to 1.00 measured annually based on the entire calendar year and commencing December 31, 2026. The Company expects to utilize the net proceeds to fund growth initiatives.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following management discussion and analysis, which we refer to as the “MD&A,” of the financial condition and results of operations of Ascend Wellness Holdings, Inc. (the “Company,” “AWH,” or “Ascend”) is for the three and nine months ended September 30, 2026 and 2025. It is supplemental to, and should be read in conjunction with, the unaudited condensed consolidated financial statements, and the accompanying notes thereto, (the “Financial Statements”) appearing elsewhere in this Quarterly Report on Form 10-Q (the “Quarterly Report” or “Form 10-Q”) and our Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report”), which has been filed with the United States Securities and Exchange Commission (“SEC”) and with the relevant Canadian securities regulatory authorities under its profile on the System for Electronic Document Analysis and Retrieval Plus (“SEDAR+”). The Financial Statements and Annual Report were prepared in accordance with accounting principles generally accepted in the United States of America, which we refer to as “U.S. GAAP.”
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
Financial information and share figures, except per-share amounts, in this MD&A are presented in thousands of United States dollars (“$”), unless otherwise indicated. We round amounts in this MD&A to the thousands and calculate all percentages and per-share data from the underlying whole-dollar amounts. Thus, certain amounts may not foot, crossfoot, or recalculate based on reported numbers due to rounding. Unless otherwise indicated, all references to years are to our fiscal year, which ends on December 31.
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
Since our formation, we have expanded our operational footprint, primarily through acquisitions, and, as of September 30, 2026, had direct or indirect operations or financial interests in seven United States geographic markets: Illinois, Maryland, Massachusetts, Michigan, New Jersey, Ohio, and Pennsylvania. While we have been successful in opening cultivation facilities and dispensaries under our current licenses, we expect continued growth to be driven by opening dispensaries under our current licenses and through partnership opportunities, expansion of our current cultivation facilities, and increased consumer demand. As of September 30, 2026, we employed approximately 2,500 people, including employees of retail partner locations.
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
During the three and nine months ended September 30, 2026, we sold a total of approximately 56,000 and 175,000 pounds of wholesale product, on a gross basis, respectively, compared to 53,000 and 165,000 pounds sold during the three and nine months ended September 30, 2025, respectively. Our product portfolio consists of a range of cannabis product categories including flower, pre-rolls, concentrates, vapes, edibles, and other cannabis-related products. As of September 30, 2026, we have 56 open and operating retail locations, which includes 18 retail partner locations, and we continue to explore expansion opportunities. Our new store opening plans are flexible and will ultimately depend on market conditions, local licensing, construction, and other regulatory permissions. Our expansion plans are subject to capital allocation decisions, the evolving regulatory environment, and the general economic environment.
Recent Developments
Business Developments
The Company continues to focus on optimizing its operations, including evaluating expansion opportunities across the markets in which it operates. In addition to the recent acquisition-related activity that is further described below, subsequent to quarter end, the Company entered into a definitive agreement to acquire two additional dispensaries in the Northeast and three additional dispensaries opened that were associated with previously consolidated transactions. During the year, the Company also debuted a revamped product offering of its Ozone-branded products that are aimed to provide an elevated customer experience and complement Ascend’s other product offerings in the market and continues to enhance its product offering.
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

2026 Acquisitions
Northeast Retail Partnership Dispensary Six
In April 2025, the Company entered into a definitive agreement pursuant to which the Company proposed to acquire an entity that anticipated obtaining an adult-use license (“Northeast Retail Partnership Dispensary Six”) and receive $1,000 of cash consideration in exchange for the Company’s Ohio cultivation license (the “Ohio Cultivation License”). This transaction was subject to certain closing conditions, including regulatory approvals, and closed in March 2026. Northeast Retail Partnership Dispensary Six was not operational at the time of closing and therefore the Company accounted for this transaction as an asset acquisition and, as further described in Note 4, “Acquisitions,” in the Financial Statements, allocated the cost of $2,700 to the license acquired, in addition to an acquisition-related deferred tax liability of $1,063. The Company recognized a gain on sale of $137, which is included within “General and administrative expenses” on the unaudited Condensed Consolidated Statements of Operations in the Financial Statements for the nine months ended September 30, 2026. This gain represented the excess of fair value compared with the $3,529 book value of the Ohio Cultivation License that was de-recognized as of the transaction date, less the $1,000 cash received and a nominal value associated with inventory. The parties also settled $349 that the Company previously funded under a note receivable and reimbursed the seller for an additional $588 related to capital expenditures. The Company also assumed the lease for the dispensary location which had a lease liability and ROU asset of $1,066 as of the effective date and is classified as an operating lease. Refer to Note 4, “Acquisitions,” in the Financial Statements for additional information related to this transaction and refer to Note 10, “Leases,” for additional information regarding the Company’s leases.
Northeast Retail Partnership Dispensaries Seven and Eight
In April 2026, Northeast Retail Partner Seven (as defined in Note 8, “Variable Interest Entities” in the Financial Statements) entered into a definitive agreement to acquire two adult-use dispensaries (“Northeast Retail Partnership Dispensaries Seven and Eight”), which agreement is subject to regulatory approval. The parties also entered into a consulting agreement under which Northeast Retail Partner Seven will provide management and advisory services for a set fee. This consulting agreement became effective in April 2026 and will remain in place until regulatory approval of the definitive agreement is received and the underlying transaction closes. Based on the provisions of this consulting agreement, Northeast Retail Partner Seven obtained operational and financial influence over Northeast Retail Partnership Dispensaries Seven and Eight and therefore recognized the transaction as a business combination as of the April 2026 effective date of the consulting agreement. Total cash consideration for Northeast Retail Partnership Dispensaries Seven and Eight is $3,600, of which $800 was remitted in May 2026 and the remainder is due at final closing, subject to customary closing adjustments, as applicable. Refer to Note 4, “Acquisitions,” in the Financial Statements for additional information related to this transaction and refer to Note 8, “Variable Interest Entities,” for additional information regarding the Company’s VIEs.
Midwest Partnership Two Dispensaries
In May 2026, Midwest Retail Partner Two (as described in Note 8, “Variable Interest Entities,” in the Financial Statements) entered into a definitive agreement to acquire four adult-use dispensaries (the “Midwest Partnership Two Dispensaries”), which agreement is subject to regulatory approval. The parties also entered into a management services agreement (“MSA”) pursuant to which Midwest Retail Partner Two will provide certain management and advisory services for a set fee. This MSA became effective in May 2026, following regulatory approval of the MSA, and will remain in place until the definitive agreement receives regulatory approval and the underlying transaction closes. Based on the provisions of this MSA, Midwest Retail Partner Two obtained operational and financial influence over the Midwest Partnership Two Dispensaries and therefore recognized the transaction as a business combination as of May 2026.

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
Northeast Retail Partnership Dispensary Nine
In August 2026, the Company entered into a definitive agreement pursuant to which it may acquire a direct ownership interest in a third-party (“Northeast Retail Partner Eight”), which owns and operates one adult-use dispensary (“Northeast Retail Partnership Dispensary Nine”). The parties also entered into a consulting agreement that is expected to remain in place until the definitive agreement receives regulatory approval and the anticipated underlying transaction closes, as well as a note agreement that contains various covenants, including restrictive covenants. Based on the provisions of these agreements, the Company determined that it obtained operational and financial influence over Northeast Retail Partnership Dispensary Nine and consolidated the entity as a VIE and recognized the transaction as a business combination as of August 2026. Total cash consideration for this transaction is $6,500, of which $2,186 was remitted in August 2026 pursuant to the note agreement. The remaining consideration is payable in accordance with the terms of the underlying agreement, with a portion due at closing and the remainder due six months thereafter, subject to customary closing adjustments, as applicable. The underlying agreement is subject to regulatory review and approval. Direct transaction costs were not material. Refer to Note 4, “Acquisitions,” in the Financial Statements for additional information related to this transaction and refer to Note 8, “Variable Interest Entities,” for additional information regarding the Company’s VIEs.
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
On April 23, 2026, the U.S. Department of Justice (the “DOJ”) issued an order placing cannabis products subject to qualifying state medical cannabis licenses and other cannabis products that are FDA-approved into Schedule III under the Controlled Substances Act (21 U.S.C. § 801 et seq.) (the “CSA”) (the “April 2026 Order”). In addition, the Drug Enforcement Administration (“DEA”) held an administrative hearing from June 29, 2026 through July 15, 2026 to address the proposed broader rescheduling of marijuana from Schedule I to Schedule III, including adult-use (recreational) cannabis. The rescheduling proceeding has been on hold since September 29, 2026 when the DEA Chief Administrative Law Judge overseeing the proceeding issued a stay to allow the tribunal time to consider a motion to reopen the hearing and add a newly released Government Accountability Office report (the “GAO Report”) to the hearing record. On October 22, 2026, the judge denied the request to reopen the hearing for new testimony and discovery, but he allowed the GAO Report to be entered into the hearing record and is inviting the parties to submit briefings related to the report. The proceeding stays on hold until that briefing ends, after which the judge overseeing the proceeding will issue his rescheduling recommendation, but the final rescheduling decision ultimately rests with the DEA Administrator.

Following the April 2026 Order, certain cannabis products subject to qualifying state medical cannabis licenses and other cannabis products that are FDA-approved were rescheduled from Schedule I to Schedule III under the CSA. Because Internal Revenue Code (“IRC”) Section 280E applies to Schedule I and Schedule II controlled substances, this rescheduling removes IRC Section 280E expense disallowances for qualifying medical cannabis activities. The Department of the Treasury and the IRS announced that forthcoming transition guidance will apply this relief to the full 2026 taxable year for qualifying medical cannabis activities. For businesses that operate both medical and adult-use cannabis under state licenses, the IRS has indicated that the guidance will include clarification on activity-based allocation and apportionment. The specific details and timing of such guidance remain unclear. Accordingly, the extent to which the Company may ultimately benefit from relief under IRC Section 280E is uncertain. As of and for the three and nine months ended September 30, 2026, the Company recognized relief from IRC Section 280E for its qualifying medical cannabis activities. Adult-use (recreational) cannabis operations remain classified under Schedule I, and, accordingly, IRC Section 280E remains applicable with regard to disallowance rules related to adult-use operations and apportioned shared expenses, pending further regulatory developments. State conformity to federal rescheduling varies, and the Company will evaluate state tax impacts as regulations and state guidance evolve.
The Company continues to evaluate the impact of the April 2026 Order on its medical cannabis operations, including its federal and state tax positions, compliance obligations, licensing, access to financial services, and capital markets activities. As further discussed within the “Results of Operations” sub-sections of this MD&A and Note 14, “Income Taxes,” in the Financial Statements, the Company’s estimated tax provision for the three and nine months ended September 30, 2026 includes a benefit related to the revised tax treatment of the Company’s medical-related business. The Company continues to evaluate the limited implementation guidance and regulatory interpretation that is currently available, but the uncertainty of additional information related to such, as well as the potential outcome of additional DEA proceedings, may have a material effect on our future results of operations, cash flows, and liquidity, particularly if it reduces or eliminates the application of Internal Revenue Code (“IRC”) Section 280E to some or all of our state-licensed cannabis operations. Any such impact will depend on, among other things, whether the April 2026 Order withstands any legal challenges to its validity, the scope of our qualifying medical cannabis activities, our ability to substantiate deductions attributable to those activities, future guidance that may be issued by various regulatory bodies, including but not limited to the Internal Revenue Service (“IRS”), DOJ, DEA, and various state regulators, and the outcome of the DEA proceedings regarding the broader rescheduling of marijuana, including adult-use (recreational) cannabis. The Company will continue to evaluate, as more guidance becomes available, whether to file amended tax returns and potential changes to our systems, controls, and cost allocation methodologies that may be required. At this time, we cannot be certain of the future amount of benefit to our income taxes that may be realized, whether the April 2026 Order will improve our access to capital or banking services, or if additional federal regulatory changes will occur.
Key Financial Highlights
•Revenue increased by $5,285, or 4%, during the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, primarily driven by incremental revenue from acquisitions and consolidated partnership activity, partially offset by declines across our legacy business resulting from increased competition and pricing pressure in most of our markets.
•Operating profit was $4,500 during the three months ended September 30, 2026, as compared to operating loss of $1,325 during the three months ended September 30, 2025, primarily attributable to a contribution from improved margins.
•Net decrease in cash and cash equivalents of $22,051 during the nine months ended September 30, 2026, primarily resulting from payments associated with capital expenditures and acquisitions, which were offset by net cash provided by operating activities that was inclusive of interest payments of $38,849 on debt obligations and a $17,000 payment associated with a litigation matter (refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Legal Matters–Green Thumb Industries Arbitration Matter” for additional information).

RESULTS OF OPERATIONS
Three Months Ended September 30, 2026 Compared with the Three Months Ended September 30, 2025

	Three Months Ended September 30,
($ in thousands)	2026	2025	Increase / (Decrease)
Revenue, net	$130,019	$124,734	$5,285	4%
Cost of goods sold	(76,930)	(81,133)	(4,203)	(5)%
Gross profit	53,089	43,601	9,488	22%
Gross profit %	40.8%	35.0%
Operating expenses
General and administrative expenses	48,589	44,926	3,663	8%
Operating profit (loss)	4,500	(1,325)	5,825	440%

Other (expense) income
Interest expense	(21,977)	(12,562)	9,415	75%
Other income, net	59	341	(282)	(83)%
Total other expense, net	(21,918)	(12,221)	9,697	79%
Loss before income taxes	(17,418)	(13,546)	3,872	29%
Income tax expense	(10,533)	(12,279)	(1,746)	(14)%
Net loss	$(27,951)	$(25,825)	$2,126	8%
Revenue
Revenue increased by $5,285, or 4%, during the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. The increase in revenue was primarily attributable to $18,126 of incremental revenue from partner stores and new stores that were added during 2025 and 2026, partially offset by a total decline of $4,086 across legacy locations, primarily driven by softness in Pennsylvania, New Jersey, and Michigan that was partially offset by a benefit from adult-use sales in Ohio. Additionally, net revenue from our wholesale operations decreased by $8,755 largely resulting from an increased focus on selling products through Company-owned and retail partner locations, as well as ongoing price compression across certain markets, particularly in Illinois and New Jersey. We sold approximately 56,000 pounds of wholesale product, on a gross basis, during the three months ended September 30, 2026, compared to 53,000 during the three months ended September 30, 2025.
Cost of Goods Sold and Gross Profit
Cost of goods sold, which represents direct and indirect expenses attributable to the production of wholesale products as well as direct expenses incurred in purchasing products from other wholesalers, decreased by $4,203 during the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. Gross profit for the three months ended September 30, 2026 was $53,089, representing a gross margin of 40.8%, compared to gross profit of $43,601 and gross margin of 35.0% for the three months ended September 30, 2025. Gross margin for the current quarter benefited from a higher volume of Company-produced products sold through our retail stores and retail partner locations, as well as an increased focus on higher-margin products, partially offset by an impact from increased competition and pricing pressure across certain markets. The current period also reflects $6,748 of lower write-downs of certain inventory items related to net realizable value adjustments, expired products, and obsolete packaging.

General and Administrative Expenses
General and administrative expenses increased by $3,663, or 8%, during the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. The increase was primarily attributable to:
•a $4,246 increase in total compensation expense in support of the expansion of consolidated operations, net of $153 of lower equity-based compensation expense; and
•a $1,126 increase in depreciation and amortization expense, which was attributable to a larger average balance of fixed assets in service.
These increases were partially offset by a $1,249 decrease in professional services expenses, as well as a net reduction of overhead expenses attributable to ongoing cost-savings initiatives.
Interest Expense
Interest expense increased by $9,415, or 75%, during the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. The current year was impacted primarily by $8,134 of higher interest associated with finance leases; refer to Note 10, “Leases,” in the Financial Statements for additional information. During the three months ended September 30, 2026, the Company had a weighted-average outstanding debt balance, excluding finance leases, of $336,325 with a weighted-average interest rate of 12.3%, compared to a weighted-average debt balance of $339,821 during the three months ended September 30, 2025 with a weighted-average interest rate of 11.8%.
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
As of September 30, 2026, the Company recorded an uncertain tax liability totaling $231,423 for uncertain tax positions related to the treatment of certain transactions and deductions under IRC Section 280E based on legal interpretations that challenge the Company’s tax liability under IRC Section 280E. The Company is evaluating the impact of the April 2026 Order on its existing uncertain tax positions recorded under IRC Section 280E, but, given the limited implementation guidance issued to date, the Company has not adjusted prior year positions as of the date these Financial Statements were issued. The Company has been selected for examination of its amended tax returns filed with its unrecognized tax benefits but does not currently anticipate these to be resolved in the next twelve months and anticipates that the total amount of unrecognized tax benefits may change within the next twelve months for additional uncertain tax positions taken on a go-forward basis. If favorably resolved, the unrecognized tax benefits would decrease the Company’s effective tax rate. Refer to Note 14, “Income Taxes,” in the Financial Statements for additional information regarding the Company’s income taxes.

The statutory federal tax rate was 21% during both periods. The Company has operations in seven U.S. geographic markets: Illinois, Maryland, Massachusetts, Michigan, New Jersey, Ohio, and Pennsylvania, which have state tax rates ranging from 6% to 11.5%. Certain states, including Illinois, Maryland, Massachusetts, Michigan, New Jersey, and Pennsylvania do not align with IRC Section 280E for state tax purposes and permit the deduction of ordinary and necessary business expenses from gross profit in the calculation of state taxable income. There have been no material changes to income tax matters in connection with the normal course of our operations during the current year, other than as described above with respect to the April 2026 Order.
The Company’s income tax expense was $10,533, or 19.8%, of gross profit, during the three months ended September 30, 2026, as compared to $12,279, or 28.2%, of gross profit, during the three months ended September 30, 2025. The effective tax rate on gross profit for the three months ended September 30, 2026 reflects a benefit related to the deductibility of certain expenses associated with medical cannabis activities as permitted in the current year following updates from the April 2026 Order. These benefits were partially offset by a $884 increase in the Company’s valuation allowance for certain deferred tax assets. Refer to Note 14, “Income Taxes,” in the Financial Statements for additional information regarding the Company’s income taxes.

RESULTS OF OPERATIONS
Nine Months Ended September 30, 2026 Compared with the Nine Months Ended September 30, 2025

	Nine Months Ended September 30,
($ in thousands)	2026	2025	Increase / (Decrease)
Revenue, net	$373,070	$380,035	$(6,965)	(2)%
Cost of goods sold	(229,608)	(255,481)	(25,873)	(10)%
Gross profit	143,462	124,554	18,908	15%
Gross profit %	38.5%	32.8%
Operating expenses
General and administrative expenses	131,136	124,395	6,741	5%
Operating profit	12,326	159	12,167	NM*

Other (expense) income
Interest expense	(63,031)	(35,810)	27,221	76%
Other income, net	174	1,302	(1,128)	(87)%
Total other expense, net	(62,857)	(34,508)	28,349	82%
Loss before income taxes	(50,531)	(34,349)	16,182	47%
Income tax expense	(16,719)	(35,141)	(18,422)	(52)%
Net loss	$(67,250)	$(69,490)	$(2,240)	(3)%
*Not meaningful
Revenue
Revenue decreased by $6,965, or 2%, during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. Net revenue from our wholesale operations declined by $26,046 largely resulting from an increased focus on selling products through Company-owned and retail partner locations, as well as ongoing price compression across certain markets, particularly in Illinois and New Jersey. We sold approximately 175,000 pounds of wholesale product, on a gross basis, during the nine months ended September 30, 2026, compared to 165,000 pounds during the nine months ended September 30, 2025. Additionally, revenue across legacy dispensary locations declined by $21,614, primarily driven by softness across most markets that was partially offset by a benefit from adult-use sales in Ohio. These declines were partially offset by a contribution of $40,695 of incremental revenue from partner stores and from new stores that were added during 2025 and 2026.
Cost of Goods Sold and Gross Profit
Cost of goods sold decreased by $25,873, or 10%, during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. Gross profit for the nine months ended September 30, 2026 was $143,462, representing a gross margin of 38.5%, compared to gross profit of $124,554 and gross margin of 32.8% for the nine months ended September 30, 2025. Gross margin in the current year benefitted from a higher volume of Company-produced products sold through our retail stores and retail partner locations, as well as an increased focus on higher-margin products. These benefits were partially offset by an impact from increased competition and pricing pressure across most of our markets. Additionally, the current period reflects $11,454 of lower write-downs of certain inventory items related to net realizable value adjustments, expired products, and obsolete packaging.

General and Administrative Expenses
General and administrative expenses increased by $6,741, or 5%, during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. The increase was primarily driven by:
•a $7,287 increase in total compensation expense in support of the expansion of consolidated operations, net of $364 of lower equity-based compensation expense;
•a $3,911 increase in depreciation and amortization expense, which was attributable to a larger average balance of fixed assets in service; and
•a $657 loss on settlement of a loan receivable.
These increases were partially offset by a net benefit of $4,953 of acquisition-related earn-out fair value adjustments and a $1,835 decrease in professional services expenses, as well as a net reduction of overhead expenses attributable to ongoing cost-savings initiatives.
Interest Expense
Interest expense increased by $27,221, or 76%, during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, primarily impacted by $25,147 of higher interest associated with finance leases; refer to Note 10, “Leases,” in the Financial Statements for additional information. During the nine months ended September 30, 2026, the Company had a weighted-average outstanding debt balance, excluding finance leases, of $325,339 with a weighted-average interest rate of 12.2%, compared to a weighted-average debt balance of $343,356 during the nine months ended September 30, 2025 with a weighted-average interest rate of 11.4%.
Income Tax Expense
Income tax expense was $16,719, or 11.7%, of gross profit, during the nine months ended September 30, 2026, as compared to $35,141, or 28.2%, of gross profit, during the nine months ended September 30, 2025. The nine months ended September 30, 2026 reflects a net benefit of $14,818 related to a release from the reserve for uncertain tax positions, a benefit related to the deductibility of certain expenses associated with medical cannabis activities as permitted in the current year following updates from the April 2026 Order, and a benefit from the tax treatment of a settlement payment. These benefits were partially offset by a $3,064 increase in the Company’s valuation allowance for certain deferred tax assets. Refer to Note 14, “Income Taxes,” in the Financial Statements for additional information regarding the Company’s income taxes.

NON-GAAP FINANCIAL MEASURES
We define “Adjusted Gross Profit” as gross profit excluding non-cash inventory costs, which include depreciation and amortization included in cost of goods sold, equity-based compensation included in cost of goods sold, and other non-cash inventory adjustments. We define “Adjusted Gross Margin” as Adjusted Gross Profit Margin as a percentage of net revenue. Our “Adjusted EBITDA” is a non-GAAP measure used by management that is not defined by U.S. GAAP and may not be comparable to similar measures presented by other companies. We define “Adjusted EBITDA Margin” as Adjusted EBITDA as a percentage of net revenue. Management calculates Adjusted EBITDA as the reported net income or loss, adjusted to exclude: income tax expense, other (income) expense, interest expense, depreciation and amortization, depreciation and amortization included in cost of goods sold, non-cash inventory adjustments, equity-based compensation, equity-based compensation included in cost of goods sold, start-up costs, start-up costs included in cost of goods sold, transaction-related and other non-recurring expenses, gain or loss on sale of assets, and litigation settlement, as applicable. Accordingly, management believes that Adjusted EBITDA provides meaningful and useful financial information, as this measure demonstrates the operating performance of the business. The tables below provide reconciliations of these non-GAAP measures to the most comparable U.S. GAAP financial measure. Non-GAAP financial measures may be considered in addition to the results prepared in accordance with U.S. GAAP, but they should not be considered a substitute for, or superior to, U.S. GAAP results. The Company’s presentation of these financial measures may not be comparable to similar non-GAAP measures used by other companies.
The following table presents Adjusted Gross Profit for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Gross Profit	$53,089	$43,601	$143,462	$124,554
Depreciation and amortization included in cost of goods sold	9,237	6,928	27,837	25,209
Equity-based compensation included in cost of goods sold	335	329	1,370	1,631
Non-cash inventory adjustments(1)	219	6,967	2,429	13,883
Adjusted Gross Profit	$62,880	$57,825	$175,098	$165,277
Adjusted Gross Profit Margin	48.4%	46.4%	46.9%	43.5%
(1)Consists of write-offs of expired products, obsolete packaging, and net realizable value adjustments related to certain inventory items.

The following table presents Adjusted EBITDA for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Net loss	$(27,951)	$(25,825)	$(67,250)	$(69,490)
Income tax expense	10,533	12,279	16,719	35,141
Other income, net	(59)	(341)	(174)	(1,302)
Interest expense	21,977	12,562	63,031	35,810
Depreciation and amortization	20,206	16,771	59,540	53,001
Non-cash inventory adjustments(1)	219	6,967	2,429	13,883
Equity-based compensation	659	806	1,985	2,610
Start-up costs(2)	3,543	4,092	9,987	8,708
Transaction-related and other non-recurring expenses(3)	2,012	3,783	438	8,251
(Gain) loss on sale of assets	—	—	(137)	55
Adjusted EBITDA	$31,139	$31,094	$86,568	$86,667
Adjusted EBITDA Margin	23.9%	24.9%	23.2%	22.8%
(1)Consists of write-offs of expired products, obsolete packaging, and net realizable value adjustments related to certain inventory items.
(2)One-time costs associated with acquiring real estate, obtaining licenses and permits, and other costs incurred before commencement of operations at certain locations, as well as incremental expenses associated with the expansion of activities at our cultivation facilities that are not yet operating at scale, other expenses resulting from delays in regulatory approvals, and other related one-time or non-recurring expenses, as applicable. The three and nine months ended September 30, 2026 includes $2,477 and $7,317, respectively, of unallocated overhead expenses at certain cultivation facilities resulting from a rebalancing of overhead expenses from cost of goods sold to general and administrative expenses based on overhead allocations relative to production output at those locations, compared with $3,580 and $6,693 during the three and nine months ended September 30, 2025, respectively.
(3)Other non-recurring expenses including legal and professional fees associated with litigation matters, potential acquisitions, other regulatory matters, and other reserves or one-time expenses, including certain non-recurring professional fees associated with certain strategic initiatives. The three and nine months ended September 30, 2026 include $725 of severance. The three and nine months ended September 30, 2026 include $37 and $314, respectively, related to property development expense write-offs, and the nine months ended September 30, 2026 includes a net reduction related to acquisition-related earn-out fair value adjustments of approximately $4,953. The nine months ended September 30, 2025 include approximately $700 of expenses associated with our May 2025 term loans and approximately $400 of expenses associated with our January 2025 term loans. The three and nine months ended September 30, 2025 also include approximately $170 and $270, respectively, of fair value adjustments associated with acquisition earn-outs.

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
Financing History and Future Capital Requirements
Historically, we have used private financing as a source of liquidity for short-term working capital needs and general corporate purposes. In May 2021, we completed an initial public offering of shares of our Class A common stock through which we raised aggregate net proceeds of approximately $86,065, after deducting underwriting discounts and commissions and certain direct offering expenses paid by us. In August 2021, we entered into a credit facility under which we initially borrowed $210,000 through term loans and, during the second quarter of 2022, we borrowed an additional $65,000 of term loans from certain lenders under the expansion feature of this credit facility. During the second quarter of 2023, we raised an aggregate of $7,000 in gross proceeds through a non-brokered private placement offering of an aggregate of 9,859 shares of the Company’s Class A common stock to a single investor. In July 2024 we issued term notes in aggregate principal of $235,000, which proceeds were used, together with cash on hand, to prepay a portion of our other term loans then-outstanding, as discussed further below. In January 2025, we issued an additional $15,000, in aggregate principal of term loans, for general corporate purposes, including to fund growth initiatives, and in May 2025 we issued an additional $50,000, in aggregate principal of term loans, which proceeds were utilized, along with cash on hand, to prepay the remaining $60,000 then-outstanding under our previous credit facility, as discussed further below.
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
As of September 30, 2026 and December 31, 2025, we had total current liabilities of $116,314 and $109,009, respectively, and total current assets of $181,191 and $208,949, respectively, which includes cash and cash equivalents of $63,625 and $85,676, respectively, to meet our current obligations. As of September 30, 2026, we had working capital of $64,877, compared to $99,940 as of December 31, 2025.
Approximately 92% and 94% of our cash and cash equivalents balance as of September 30, 2026 and December 31, 2025, respectively, is on deposit with banks, credit unions, or other financial institutions. We have not experienced any material impacts related to banking restrictions applicable to cannabis businesses. Our cash and cash equivalents balance is not restricted for use by VIEs.
As reflected in the Financial Statements, we have had recurring losses that have resulted in an accumulated deficit as of September 30, 2026 and December 31, 2025. As of September 30, 2026, we had cash and cash equivalents of $63,625, which, combined with anticipated cash flows from operating activities, management believes is more than adequate to support operations for the next twelve months from the date of issuance of this Quarterly Report on Form 10-Q. Over the longer term, management expects to fund our operations and strategic initiatives with cash flows from operating activities and existing financing arrangements, and we currently do not have significant debt maturities until 2029. Management may continue to access capital markets for additional funding through debt and/or equity financings to supplement future cash needs, as may be required. However, management cannot provide any assurances that the Company will be successful in accomplishing its business plans. If we are unable to raise additional capital on favorable terms, if at all, whenever necessary, we may be forced to decelerate or curtail certain of our operations until such time as additional capital becomes available.

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

As amended, the July 2024 Loan Agreement requires the Company, on a consolidated basis, to maintain liquidity, consisting of cash and/or cash equivalents plus any future revolving credit availability, as of the last day of each fiscal month, as amended, in an aggregate amount of at least $20,000, with which the Company was in compliance as of September 30, 2026. The Company is required to comply with certain other financial covenants in contemplation of certain transactions or events, such as acquisitions and other financing activities, as defined within and provided for under the July 2024 Loan Agreement, as amended.
Refer to Note 11, “Debt,” in the Financial Statements for additional information regarding the July 2024 Loan Agreement and the Company’s other debt transactions.
Mortgage Note
On September 29, 2025, certain of the Company’s subsidiaries (the “Borrowing Subsidiaries”) entered into a loan agreement and related promissory note with an aggregate principal amount of $9,345 (the “Mortgage Note”), which was borrowed in full. The Company anticipates utilizing the net proceeds for general corporate purposes, including to fund growth initiatives. The Mortgage Note matures on September 29, 2030 and borrowings thereunder bear interest at a rate of 8.5% per annum. Principal will be repaid based on an amortization period of twenty years and any unpaid principal and accrued interest will be due and payable upon maturity. Monthly payments of principal and interest commenced on November 1, 2025. As of September 30, 2026 and December 31, 2025, $199 and $187, respectively, of principal is included within “Current portion of debt, net” and $8,984 and $9,133, respectively, is included within “Long-term debt, net” on the unaudited Condensed Consolidated Balance Sheets in the Financial Statements. The obligations under the Mortgage Note are secured by mortgages on three properties that the Company owns in Ohio, as well as assignment of any leases and rent amounts related to these properties that the Company may enter into. The Mortgage Note contains customary representations and events of default. The Borrowing Subsidiaries have agreed to comply with certain customary covenants, including, but not limited to, restrictions on their ability to: incur additional indebtedness; create certain liens; make material changes to the nature of the business conducted; and sell, lease, transfer, or otherwise dispose of all or a substantial part of their assets. The Mortgage Note also requires the Borrowing Subsidiaries to maintain a debt service coverage ratio (as defined in the Mortgage Note) of not less than 1.30 to 1.00 measured annually based on the entire calendar year and commencing on December 31, 2026.
Cash Flows

	Nine Months Ended September 30,
(in thousands)	2026	2025
Net cash provided by operating activities	$8,469	$21,737
Net cash used in investing activities	(26,402)	(28,973)
Net cash (used in) provided by financing activities	(4,118)	6,254
Operating Activities
Net cash provided by operating activities was $8,469 during the nine months ended September 30, 2026, as compared to $21,737 during the nine months ended September 30, 2025. The current year reflects $38,849 of cash interest paid on debt arrangements, compared with $36,431 paid for interest in the prior year, and a $17,000 settlement payment associated with a previous litigation matter, which were offset by a net improvement from working capital management.
Investing Activities
Net cash used in investing activities was $26,402 during the nine months ended September 30, 2026, as compared to $28,973 during the nine months ended September 30, 2025. The current year reflects higher payments associated with acquisitions as compared to the prior year, offset by proceeds received from the settlement of a previous loan receivable, proceeds from the sale of certain assets, and lower capital expenditures.

Financing Activities
Net cash used in financing activities was $4,118 during the nine months ended September 30, 2026, as compared to $6,254 of net cash provided during the nine months ended September 30, 2025. The current period reflects a revenue share payment pursuant to a research collaboration agreement that is associated with a prior acquisition, repayments under finance leases, and the remittance of taxes withheld under equity compensation plans, whereas the prior year primarily reflects the receipt of net proceeds from refinancing activity that was offset by repurchases of common stock and repayments under finance leases.
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
The following table summarizes the Company’s material future contractual obligations as of September 30, 2026:

(in thousands)	Commitments Due by Period
Contractual Obligations	Total	Remainder of 2026	2027 - 2028	2029 - 2030	Thereafter
Term notes(1)	$300,000	$—	$—	$300,000	$—
Fixed interest related to term notes(2)	114,750	—	76,500	38,250	—
Mortgage Note(3)	12,265	246	1,964	10,055	—
Operating leases(4)	137,186	3,248	26,758	26,362	80,818
Finance leases(4)	722,705	9,387	76,531	79,927	556,860
Finance arrangements(5)	16,670	659	5,406	4,093	6,512
Total	$1,303,576	$13,540	$187,159	$458,687	$644,190
(1)Principal payments due under our term notes payable as of September 30, 2026. Refer to Note 11, “Debt,” in the Financial Statements for additional information regarding our debt arrangements.
(2)Represents fixed interest rate payments on borrowings under our term notes payable based on the principal outstanding as of September 30, 2026. Interest payments could fluctuate based on prepayments or additional amounts borrowed.
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
The table above excludes a total of $29,156 due under sellers’ notes as of September 30, 2026 related to amounts owed for acquisitions or other similar transactions. The timing of such payments is uncertain and may vary based on regulatory approval of the underlying transactions. Certain payments include an interest accretion component. Refer to Note 11, “Debt,” in the Financial Statements for additional information.

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
During the remainder of 2026, we expect to provide funding for partner dispensaries and the build out of additional dispensaries across our network. We also anticipate completing certain expansion projects across our cultivation facilities in addition to other enhancements and general maintenance activities across our portfolio. Management expects to fund capital expenditures primarily by utilizing cash flows from operations.
As of September 30, 2026, our construction in progress (“CIP”) balance was $10,552 and relates to capital spending on projects that were not yet complete. This balance includes amounts related to: certain build out projects at partner dispensaries, certain enhancement projects at our Illinois, New Jersey, and Massachusetts cultivation facilities; and other projects across our dispensaries and cultivation facilities.

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
Equity Incentive Plans
The Company’s current stock incentive plan, as amended, (the “Amended 2021 Plan”), authorizes the issuance of options, stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”), and other stock-based awards (collectively the “2021 Plan Awards”). The Amended 2021 Plan provides for a maximum number of shares of Class A common stock available for issuance to not exceed 10% of the total number of issued and outstanding shares of Class A common stock, on a non-diluted basis, as constituted on the grant date of a plan award. As of September 30, 2026, there were 420 shares of Class A common stock available for grant for future equity-based compensation awards under the Amended 2021 Plan.
During the nine months ended September 30, 2026, 648 RSUs were granted under the Amended 2021 Plan, and a total of 1,385 that were previously granted were unvested as of September 30, 2026. Total unrecognized compensation cost related to the RSUs was $926 as of September 30, 2026, which is expected to be recognized over a weighted-average remaining period of 1.3 years.
As of September 30, 2026, a total of 18,538 stock option awards are outstanding under the Amended 2021 Plan, of which 8,280 are exercisable. A total of 6,887 stock option awards were granted during the nine months ended September 30, 2026 and a total of 101 were exercised. As of September 30, 2026, the outstanding options have a remaining weighted-average contractual life of 1.3 years and total unrecognized stock-based compensation expense related to unvested options was $1,181, which is expected to be recognized over a weighted-average remaining period of 1.0 years.
During the three months ended September 30, 2026 and 2025, the Company recognized $324 and $477, respectively, of equity-based compensation expense within “General and administrative expenses” on the unaudited Condensed Consolidated Statements of Operations in the Financial Statements and recognized $335 and $329, respectively, within “Cost of goods sold.” During the nine months ended September 30, 2026 and 2025, the Company recognized $615 and $979, respectively, of expense within “General and administrative expenses” and $1,370 and $1,631, respectively, within “Cost of goods sold.”
In July 2021, the Company adopted an employee stock purchase plan (the “2021 ESPP”), pursuant to which 4,000 shares of Class A common stock are reserved for issuance thereunder, subject to certain adjustments and other terms. As of September 30, 2026, no shares have been issued under the 2021 ESPP.
Refer to Note 13, “Equity-Based Compensation Expense,” in the Financial Statements for additional information regarding the Company’s equity awards and equity-based compensation expense.
Shareholder Approval of Reverse Stock Split
On August 28, 2026, the Company held a special meeting at which the holders of shares of Class A common stock (the “Class A Common Shares”) of the Company voted to approve an amendment to the Company’s Certificate of Incorporation to effect a reverse stock split of the Company’s Class A Common Shares at a ratio within a specified range, with the exact ratio to be determined by the Company’s board of directors in its discretion, for a period of up to one year, but prior to the date the Class A Common Shares may become listed on a national securities exchange, whichever is earlier. As of September 30, 2026 and the date of filing of this Quarterly Report on Form 10-Q, the reverse stock split had not been effected.

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
EEOC Complaint
On March 30, 2026, the U.S. Equal Employment Opportunity Commission (“EEOC”) filed a lawsuit against the Company in the U.S. District Court for the Southern District of Illinois. The complaint alleges that the Company violated Title VII of the Civil Rights Act of 1964 by subjecting two former employees and other unnamed female employees at its Collinsville, Illinois dispensary to a sexually hostile work environment, and that the alleged harassment caused one of the former employees to be constructively discharged. The complaint is based primarily on EEOC charges filed in 2023 by the two former employees against the Company, alleging harassment by a former general manager. The Company terminated that individual’s employment in July 2023. The EEOC seeks injunctive relief, monetary damages, and other relief.
On June 29, 2026, the Company filed a motion to dismiss or, in the alternative, for a more definite statement. The motion argues, among other things, that the complaint does not plausibly allege claims on behalf of the unnamed claimants and that claims based on conduct outside the statutory charge-filing period are time-barred. The motion has been fully briefed and remains pending, and no ruling date has been set. The parties are exchanging written discovery, through which the EEOC has identified five additional claimants. The parties have agreed to participate in mediation, scheduled for December 4, 2026.
The Company disputes the allegations and intends to defend the matter vigorously. As of the date of filing of this Quarterly Report on Form 10-Q, the Company cannot predict the outcome of the motion, the mediation, or the litigation, and is unable to estimate the amount or range of any possible loss.

Pending Transactions and Other Activity
In April 2025, the Company entered into a definitive agreement pursuant to which the Company proposes to acquire an entity in Ohio that owns and operates a dispensary in Ohio and receive $1,000 of cash consideration in exchange for an entity that holds a conditional dispensary license that the Company expects to receive. This transaction is subject to certain closing conditions, including regulatory approvals. This transaction is with a specific buyer and the Company determined the underlying assets did not meet the criteria to be classified as held-for-sale as of September 30, 2026 or December 31, 2025.
Beginning on June 25, 2026, there was a work stoppage at the Company’s Barry, Illinois facility that the Company worked in good faith to resolve quickly. The affected workers returned on August 3, 2026 under a new contract that was ratified on July 30, 2026. The financial impact for the second and third quarters of 2026 was not material to the Company’s consolidated financial statements.
In October 2026, the Company entered into a definitive agreement pursuant to which it anticipates acquiring two dispensaries in the Northeast, which agreement is subject to regulatory approval. The parties also entered into a consulting agreement pursuant to which the Company will provide certain management and advisory services for a set fee. The consulting agreement became effective in October 2026 and will remain in place until regulatory approval of the definitive agreement is received and the underlying transaction closes. Based on the provisions of this consulting agreement, the Company obtained operational and financial influence over the dispensaries and anticipates recognizing the transaction as a business combination as of the October 2026 effective date of this consulting agreement. Total cash consideration for the transaction is approximately $3,700, of which approximately $810 was remitted through October 2026, consisting of a $370 deposit that was paid in September 2026 and was included in “Other current assets” on the unaudited Condensed Consolidated Balance Sheet in the Financial Statements as of September 30, 2026, and $440 that was paid upon the effectiveness of the consulting agreement in October 2026. The remainder is due at final closing and subject to customary closing adjustments, as applicable.
In October 2026, the Company and certain subsidiaries entered into loan agreements and related promissory notes with an aggregate principal amount of $10,995 that have a five-year term. Borrowings under these loans bear interest at a rate of 8.5% per annum and principal and interest will be paid monthly based on an amortization period of ten years and any unpaid principal and accrued interest will be due and payable upon maturity. The obligations under the loans are secured by mortgages of five properties. The loan agreements and relates notes contain customary representations and events of default, as well as customary covenants, including that the borrowing subsidiaries maintain a debt service coverage ratio of not less than 1.30 to 1.00 measured annually based on the entire calendar year and commencing December 31, 2026. The Company expects to utilize the net proceeds to fund growth initiatives.
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
The Company has had recurring losses that have resulted in an accumulated deficit as of September 30, 2026 and December 31, 2025. As of September 30, 2026, the Company had cash and cash equivalents of $63,625, which, combined with anticipated cash flows from operating activities, management believes is more than adequate to support operations for the next twelve months from the date of issuance of this Quarterly Report on Form 10-Q. Management may continue to access capital markets for additional funding through debt and/or equity financings to supplement future cash needs, as may be required. However, management cannot provide any assurances that we will be successful in accomplishing our business plans. If we are unable to raise additional capital on favorable terms, if at all, whenever necessary, we may be forced to decelerate or curtail certain of our operations until such time as additional capital becomes available.
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
The April 2026 Order creates a federal registration pathway with the DEA for state-licensed medical cannabis operators. As of October 30, 2026, the DEA has approved the registration of over 900 medical cannabis businesses, all of which are located in states which permit medical cannabis, but do not permit adult-use cannabis. In its announcement of the approval of such businesses, the DEA took the position that registration will not be available to cannabis businesses in states that permit dual licensing for medical and adult-use cannabis. The Company is evaluating the implications of this pathway, and there can be no assurance that, if we elect to pursue DEA registration, any such application would be granted, granted on a timely basis, or granted on terms that would allow us to realize the anticipated benefits of the April 2026 Order.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
There have been no sales of unregistered securities during the quarter ended September 30, 2026, and during the period from October 1, 2026 to the filing date of this report, which have not been previously disclosed in a prior Quarterly Report on Form 10-Q or Current Report on Form 8-K.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
Securities Trading Plans of Directors and Executive Officers
During the three months ended September 30, 2026, none of our executive officers or directors adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

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

Ascend Wellness Holdings, Inc.

November 12, 2026	/s/ Samuel Brill
Samuel Brill Chief Executive Officer (Principal Executive Officer)

November 12, 2026	/s/ Roman Nemchenko
Roman Nemchenko Chief Financial Officer (Principal Financial Officer)